Form 10-Q
period 1999-09-30
ACME COMMUNICATIONS INC
filed 1999-11-15
CIK 1092013

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        COMMISSION FILE NUMBER: 333-84191

                                ----------------

                            ACME COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrants as specified in its charter)


           DELAWARE                                              33-0866283
--------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                        2101 E. FOURTH STREET, SUITE 202 A
                          SANTA ANA, CALIFORNIA, 92705
                                 (714) 245-9499
--------------------------------------------------------------------------------
          (Address and Telephone number of Principal Executive Offices)

                                ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]


As of November 15, 1999, ACME Communications, Inc. had 16,750,000 shares of common stock outstanding.

================================================================================

                            ACME COMMUNICATIONS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


 ITEM
NUMBER                                                                                                 PAGE
------                                                                                                 ----
PART I   FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         ACME Communications, Inc. and Subsidiaries

         Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998...................    3

         Consolidated Statements of Operations for the Three Months Ended September 30, 1999
           and September 30, 1998 and for the Nine Months Ended September 30, 1999 and
           September 30, 1998.........................................................................    4

         Consolidated Statements of Stockholders' Equity as of September 30, 1999.....................    5

         Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 1999 and September 30, 1998..................................................    6

         Notes to Consolidated Financial Statements...................................................    7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........   10

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................   14

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS............................................................................   14

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS....................................................   15

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................   15

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................................................   16


                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                           AS OF           AS OF
                                                                        DECEMBER 31,   SEPTEMBER 30,
                                                                           1998            1999
                                                                        ------------   -------------
                                                                               (UNAUDITED)
                                                                              (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents                                              $   1,001      $     806
  Accounts receivable, net                                                  10,842         12,921
  Current portion of programming rights                                      6,357         10,745
  Prepaid expenses and other current assets                                    414          2,154
                                                                         ---------      ---------
        Total current assets                                                18,614         26,626

Property and equipment, net                                                 16,441         24,792
Programming rights, net of current portion                                   8,046         16,277
Deposits                                                                        37          1,843
Deferred income taxes                                                        3,811          3,688
Intangible assets, net                                                     222,987        257,537
Other assets                                                                18,146         12,866
                                                                         ---------      ---------
          Total assets                                                   $ 288,082      $ 343,629
                                                                         =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                       $   4,425      $   5,555
  Accrued liabilities                                                        4,210         13,008
  Bridge loan                                                                   --         15,000
  Current portion of programming rights payable                              7,649         10,135
  Current portion of obligations under lease                                 1,273          1,426
                                                                         ---------      ---------
        Total current liabilities                                           17,557         45,124

Programming rights payable, net of current portion                           6,512         15,299
Obligations under lease, net of current portion                              4,199          4,646
Other liabilities                                                            4,671            268
Deferred income taxes                                                       31,241         29,666
Revolving credit facility                                                    8,000         40,000
Convertible debt                                                            24,756             --
10 7/8% Senior discount notes                                              145,448        157,415
12% Senior secured notes                                                    42,052         46,392
                                                                         ---------      ---------
          Total liabilities                                                284,436        338,810
                                                                         ---------      ---------
Minority interest                                                            2,233            148

Stockholders' equity:
   Preferred stock, $.01 par value: 10,000,000 shares authorized,
        no shares issued and outstanding                                        --             --
   Common stock, $.01 par value; 50,000,000 authorized, 10,826,062
         shares issued and outstanding at September 30, 1999 and                52            108
         5,180,051 issued and outstanding at December 31, 1998
   Additional paid-in capital                                               30,780        101,149
   Accumulated deficit                                                     (29,419)       (96,586)
                                                                         ---------      ---------
           Total stockholders' equity                                        1,413          4,671
                                                                         ---------      ---------
                   Total liabilities and stockholders' equity            $ 288,082      $ 343,629
                                                                         =========      =========

             See the notes to the consolidated financial statements

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                               FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30,                          SEPTEMBER 30,
                                             ------------------------------        ------------------------------
                                                 1998               1999                1998               1999
                                             -----------        -----------        -----------        -----------
                                                                       (IN THOUSANDS)
Net revenues                                 $    11,805        $    15,803        $    31,132        $    42,438
                                             -----------        -----------        -----------        -----------

Operating expenses:
   Station operating expenses                      9,177             12,829             24,342             32,819
   Depreciation and amortization                   3,534              4,847              7,715             13,006
   Corporate                                         667              3,897              1,861              5,380
   Equity-based compensation                          --             28,856                 --             39,556
                                             -----------        -----------        -----------        -----------
            Operating loss                        (1,573)           (34,626)            (2,786)           (48,323)

Other income (expense):
   Interest income                                    35                 49                223                 76
   Interest expense                               (6,055)            (8,294)           (17,527)           (22,362)
   Gain on sale of asset                           1,112                 --              1,112                 --
   Other                                             (10)                --                 --                 --
                                             -----------        -----------        -----------        -----------
Loss before income taxes and
   minority interest                              (6,491)           (42,871)           (18,978)           (70,609)
Income tax benefit                                   402              3,421                767              1,357
Loss before minority interest                     (6,089)           (39,450)           (18,211)           (69,252)
   Minority interest                                 435                682              1,303              2,085
                                             -----------        -----------        -----------        -----------
            Net loss                         $    (5,654)       $   (38,768)       $   (16,908)       $   (67,167)
                                             ===========        ===========        ===========        ===========

Pro forma net loss per share:

Loss before income taxes and
   minority interest, as reported            $    (6,491)       $   (42,871)       $   (18,978)       $   (70,609)
Pro forma tax benefit                              1,974              4,842              6,698             10,333
                                             -----------        -----------        -----------        -----------
Loss before minority interest                     (4,517)           (38,029)           (12,280)           (60,276)
Pro forma minority interest allocation               355                721                966              1,629
                                             -----------        -----------        -----------        -----------
     Pro forma net loss                      $    (4,162)       $   (37,308)       $   (11,314)       $   (58,647)
                                             ===========        ===========        ===========        ===========
Pro forma net loss per share, basic
   and diluted                               $     (0.80)       $    (7.20)        $     (2.26)       $    (11.32)
                                             ===========        ===========        ===========        ===========
Basic and diluted weighted average
   common shares outstanding                   5,180,051          5,180,051          4,999,830          5,180,051
                                             ===========        ===========        ===========        ===========

             See the notes to the consolidated financial statements

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                             COMMON STOCK   ADDITIONAL                     TOTAL
                                            ---------------   PAID-IN    ACCUMULATED   STOCKHOLDERS'
                                            SHARES   AMOUNT   CAPITAL      DEFICIT        EQUITY
                                            ------   ------ ----------   -----------   -------------
                                                               (In thousands)
Balance at December 31, 1998                 5,200    $ 52   $ 30,780     $(29,419)     $  1,413
    Equity-based compensation                1,700      17     39,539           --        39,556
    Stock-option compensation                   --      --        738           --           738
    Conversion of convertible debt           3,900      39     30,092           --        30,131
    Net loss                                    --      --         --      (67,167)      (67,167)
                                            ------    ----   --------     --------      --------
Balance at September 30, 1999 (unaudited)   10,800    $108   $101,149     $(96,586)     $  4,671
                                            ======    ====   ========     ========      ========


             See the notes to the consolidated financial statements

                            ACME COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                   (Unaudited)

                                                              FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 1998            1999
                                                              ----------      ----------
                                                                    (IN THOUSANDS)
Cash flows from operating activities:
Net loss                                                       $(16,908)       $(67,167)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization                                   7,715          13,004
  Amortization of program rights                                  3,792           5,560
  Amortization of debt issuance costs                               289             492
  Amortization of discount on 10 7/8% senior discount notes      12,692          11,967
  Amortization of discount on 12% senior secured notes            3,805           4,340
  Minority interest allocation                                    1,303           2,085
  Equity-based compensation                                          --          39,556
  Deferred taxes                                                     --             123
  Gain on sale of assets                                         (1,112)             --

Changes in assets and liabilities:
  Increase in accounts receivables, net                          (4,020)         (2,079)
  Increase in prepaid expenses                                     (876)         (1,740)
  Decrease in due from affiliates                                    15              --
  Increase in other assets                                         (936)           (814)
  Increase (decrease) in accounts payable                        (1,697)          1,130
  Decrease in deferred tax liability                               (560)         (1,575)
  Increase in accrued liabilities                                 1,327          10,741
  Payments on programming rights payable                         (4,570)         (6,906)
  Decrease in other liabilities                                    (710)         (4,895)
                                                               --------        --------
     Net cash provided by (used in) operating activities           (451)          3,822
                                                               --------        --------

Cash flows from investing activities:
  Purchase of property and equipment                             (2,213)         (4,333)
  Purchase of and deposits for station interests                (16,675)        (43,071)
  Cash acquired in acquisition -- St. Louis                         779              --
  Proceeds from sale of station interest                          3,337              --
  Purchase of Sylvan Tower interest                                  --          (2,583)
                                                               --------        --------
     Net cash used in investing activities                      (14,772)        (49,987)
                                                               --------        --------
Cash flows from financing activities:
  Increase in revolving credit facility, net                      8,000          32,000
  Increase in bridge loan                                            --          15,000
  Payments of capital lease obligations                            (312)         (1,030)
                                                               --------        --------
     Net cash provided by financing activities                    7,688          45,970
                                                               --------        --------
  Net decrease in cash                                           (7,535)           (195)
  Cash at beginning of period                                     8,824           1,001
                                                               --------        --------
  Cash at end of period                                        $  1,289        $    806
                                                               ========        ========

Cash payments for:
  Interest                                                     $    422        $  2,069
  Taxes                                                        $     --        $    102
                                                               ========        ========
Non-cash transactions:
  Purchases of property and equipment in exchange for
     capital lease obligations                                 $  2,746        $  1,591
  Issuance of equity in connection with station acquisitions      7,047              --
  Use of deposit as consideration for purchase transaction      143,000              --
  Exchange of note receivable and option deposit as; purchase
     consideration for station interest                              --           7,000
  Conversion of convertible debt into stockholders' equity           --          30,131
  Issuance of equity in exchange for management carry units    $     --        $ 39,556
                                                               ========        ========

            See the notes to the consolidated financial statements.

                            ACME COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1) FORMATION AND DESCRIPTION OF THE BUSINESS

FORMATION

ACME Communications, Inc. was formed on July 23, 1999, in conjunction with a proposed initial public offering of its stock.

On September 27, 1999, the Board of Advisors of ACME Television Holdings, LLC and its members approved a merger and reorganization (the "Reorganization"), whereby ACME Communications became the direct parent of ACME Television Holdings. As a result of the Reorganization, ACME Communications is the ultimate parent of ACME Intermediate Holdings, LLC, and its wholly-owned subsidiary ACME Television, LLC. All transactions contemplated as part of The Reorganization closed on October 5, 1999.

Among the significant transactions of the Reorganization were the exchange of shares of the Company's common stock for members' units, management carry units and convertible debt of ACME Television Holdings. The common stock exchanged for members' units in ACME Television Holdings was recorded at historical cost. The management carry units were treated as a variable compensation plan. As the number of shares of common stock issued to the holders of the management carry units were fixed and fully vested, compensation expense was recorded for the difference between the fair value of the shares issued and the MCU expense previously recorded. The convertible debt was converted pursuant to its original conversion terms, and accordingly, no gain or loss was recognized.

The financial statements for the current period and prior period give effect to the exchange of common stock for members' units for all periods presented. The Company has also reflected the conversion of the convertible debt and the MCUs as of September 30, 1999. No interest accreted or accrued on the convertible debt subsequent to September 30, 1999.

On September 29, 1999, the ACME Communications also entered into an underwriting agreement to issue 5,000,000 shares of common stock at $23 per share, before underwriters' discounts and other issuance costs. This transaction closed on October 5, 1999. ACME Communications received net proceeds of approximately $107 million and concurrently repaid the balance due, including interest, on its revolving credit facility (approximately $40 million) and a bridge loan and its related interest (approximately $16.3 million).

Finally, on September 29, 1999, the ACME Communications entered into an agreement with holders of the minority interest in ACME Intermediate Holdings to acquire such minority interest in exchange for 923,938 shares of common stock. The shares were issued and the transaction will be recorded on October 5, 1999. The acquisition of the minority interest will be accounted for at fair market value.

DESCRIPTION OF THE BUSINESS

ACME Communications is a holding company with no assets or independent operations other than its indirect wholly-owned subsidiary, ACME Television. ACME Television, through its wholly-owned subsidiaries, owns and operates the following nine commercially licensed broadcast television stations located throughout the United States:

                                                             NETWORK
    STATION           MARKET                               AFFILIATION
    -------           ------                               -----------
    KPLR - 11         St. Louis                                WB
    KWBP - 32         Portland, OR                             WB
    KUWB - 30         Salt Lake City                           WB
    KWBQ - 19         Albuquerque                              WB
    WBXX - 20         Knoxville                                WB
    WTVK - 46         Ft. Myers/Naples                         WB
    WBDT - 26         Dayton                                   WB
    WIWB - 14         Green Bay                                WB
    WBUI - 23         Champaign-Springfield-Decatur            WB

(2) PRESENTATION OF INTERIM FINANCIAL STATEMENTS

Unless the context requires otherwise, references to the Company refer to ACME Communications, Inc and its wholly-owned subsidiaries. Segment information is not presented because all of the Company's revenues are attributed to a single reportable segment - television broadcasting. Certain amounts previously reported for 1998 have been reclassified to conform to the 1999 financial statement presentation.

The accompanying consolidated financial statements for the nine months ended September 30, 1999 and 1998 are unaudited and have been prepared in accordance with generally accepted accounting principles, the instructions to this Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position and the results of operations, and cash flows for these periods. As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financials statements do not include all disclosures and footnotes normally included with annual consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Prospectus filed with the SEC on September 30, 1999. The results of operations presented in the accompanying financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

(3) LOSS PER COMMON SHARE

The Company computes net loss per share in accordance with SFAS No. 128,"Earnings per Share" and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (SAB 98). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g. convertible securities, options, etc.) as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS. Prior to the Reorganization the Company's predecessor was organized as a limited liability company and had not issued common stock. Accordingly, no historical loss per share information is included in the financial statements.

(4) PRO FORMA NET LOSS PER SHARE (UNAUDITED)

The pro forma net loss per share (unaudited) for the three and nine month periods ended September 30, 1998 and 1999 were computed using the weighted average number of common shares outstanding giving pro forma effect to the issuance of common stock by the Company in exchange for members units as if such issuances occurred on January 1, 1998, or at the original issuance date, if later. In addition, the pro forma net loss includes an adjustment for the change in tax status due to the Reorganization and an adjustment to the loss allocated to minority interests. Although the Company, in its third quarter 1999 earnings release, preliminarily treated the 1,719,820 shares issued in exchange for management carry units as outstanding as of July 1, 1999, the net loss per share is calculated in this report as if the shares were issued on September
30, 1999 because they are anti-dilutive. The pro forma diluted loss per share data also excludes 3,926,191 shares issued in exchange for convertible debt and 2,834,091 shares issuable upon the exercise of options since their impact would be anti-dilutive as well.

(5) ACQUISITIONS

On February 16, 1999, The Company acquired the remaining 51% interest in Station KUPX in exchange for the payment of $8.0 million consisting of (i) $3.0 million paid in December 1997 for an option to acquire the remaining 51% of Station KUPX; (ii) $4.0 million in repayment of a loan from the Company to the sellers of this station and (iii) approximately $1.0 million in cash. In March 1999, the FCC approved the swap of station KUPX for station KUWB. The Company has been operating KUWB under a local marketing agreement ("LMA") since April 1998, and station KUPX has been operated by the seller of Station KUWB since May 1998, under a reciprocal LMA agreement. The station swap closed on September 14, 1999, and the LMAs terminated. The Company accounted for the swap as a business combination using fair market value. There was no material difference between the fair value of KUWB and our book carrying value of KUPX.

On February 19, 1999, the Company entered into an agreement in principle with Ramar Communications ("Ramar") to acquire Ramar's KASY TV-50, serving the Albuquerque market for approximately $27 million. This transaction has been approved by the FCC and is expected to close in the fourth quarter of 1999.

On April 23, 1999, the Company acquired all of the property and equipment of three wholly-owned subsidiaries of Paxson Communications Corporation ("Paxson"):
Paxson Communications of Dayton-26, Inc. (Station WBDT, Channel 26, which is licensed to broadcast in the Dayton, Ohio market), Paxson Communications of Green Bay-14, Inc. (Station WIWB, Channel 14, which is licensed to broadcast in the Green Bay, Wisconsin market) and Paxson Communications of Decatur-23, Inc. (Station WBUI, Channel 23, which is licensed to broadcast in the Champaign-Decatur, Illinois market) (collectively, the "Acquired Stations") for an aggregate purchase price of $32 million. Following FCC approval of the transfer of the broadcast licenses and pursuant to the same Asset Purchase Agreement, the Company acquired the licenses of the Acquired Stations (the "Licenses Acquisition") for an additional aggregate consideration of $8 million on June 23, 1999. The Company operated the three stations under an interim LMA agreement beginning June 2, 1999 and ending at the close of the Licenses Acquisition on June 23, 1999. The operating results of the three stations (excluding depreciation and amortization expense) for the LMA period are included in the Company's results of operations.

(6) BRIDGE LOAN

In connection with the Company's financing of its acquisition of WBDT, WIWB and WBUI, affiliates of certain of our stockholders loaned the Company $7.0 million in April 1999 and another $8.0 million in June 1999. Interest on the loan accrues at an initial rate of 22.5% per year and escalates quarterly after six months and is due on the earlier of April 2002 or consummation by the Company of any debt or equity financings generating net proceeds greater than the outstanding loan balance. The Company repaid the $15 million balance, along with accrued interest, on October 5, 1999 with the proceeds from the Company's initial public stock offering.

(7) RELATED PARTY TRANSACTIONS

In February 1999, the Company exercised its option to purchase the property where KWBP's corporate and studio facilities are located for $1.5 million from an affiliate of a stockholder of the Company. Before this purchase, the facility was leased from this same party.

(8) CERTAIN COMPENSATION ARRANGEMENTS

In June 1997 ACME Television Holdings issued Management Carry Units ("MCUs") to certain founding members of management. These units entitle the holders to certain distribution or exchange rights from the Company upon achievement of certain returns by non-management investors. In connection with the Reorganization, these MCUs were exchanged for shares in the Company and the fair value of those shares based on the initial offering price, less amounts provided for in prior periods, have been treated as an equity-based compensation charge. For the nine months ended September 30, 1999 the Company has recorded compensation expense and a corresponding capital contribution of $39.6 million related to the MCUs. For the nine months ended September 30, 1998, no expense or related capital contribution was recorded. No further compensation charge related to these MCUs will be recorded by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this report on Form 10-Q.

OVERVIEW

We derive our revenues primarily from the sale of advertising time to local, regional and national advertisers. Our revenues depend on our ability to provide popular programming that attracts audiences in the demographic groups targeted by advertisers, thereby allowing us to sell advertising time at satisfactory rates. Our revenues also depend significantly on factors such as the national and local economy and the level of local competition.

Our revenues are generally highest during the fourth quarter of each year, primarily due to increased expenditures by advertisers in anticipation of holiday season consumer spending and an increase in viewership during this period. We generally pay commissions to advertising agencies on local, regional and national advertising and to national sales representatives on national advertising. Our revenues reflect deductions from gross revenues for commissions payable to advertising agencies and national sales representatives.

Our primary operating expenses are programming costs, employee compensation, advertising and promotion expenditures and depreciation and amortization. Programming expense consists primarily of amortization of broadcast rights relating to syndicated programs as well as news production and sports rights fees. Changes in employee compensation expense result primarily from increases in total staffing levels, from adjustments to fixed salaries based on individual performance and inflation and from changes in sales commissions paid to our sales staff based on levels of advertising revenues. Advertising and promotion expenses consist primarily of media and related production costs resulting from the promotion of our stations and programs. This amount is net of any reimbursement received or due to us for such advertisement and promotion from The WB Network or from other program suppliers.

The carrying value of long-lived assets, consisting of tangible, identifiable intangible, and goodwill, is reviewed if the facts and circumstances suggest that they might be impaired. For purposes of this review, assets are grouped at the operating company level, which is the lowest level for which there are identifiable cash flows. If this review indicates that an asset's carrying value will not be recoverable, as determined based on future expected, undiscounted cash flows, the carrying value is reduced to fair market value. There are neither facts nor circumstances that would lead management to believe that any of our long-lived assets are impaired.

RESULTS OF OPERATIONS

     The following table sets forth our calculation of broadcast cash flow and adjusts EBITDA along with a recap of our statement of cash flow data for the periods indicated:

                                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                                          SEPTEMBER 30,          SEPTEMBER 30,
                                                      --------------------    --------------------
                                                        1998        1999        1998        1999
                                                      --------    --------    --------    --------
                                                                     (IN THOUSANDS)
Broadcast cash flow and adjusted EBITDA(1):
  Operating loss                                      $ (1,573)   $(34,626)   $ (2,786)   $(48,323)

  Add back:
    Equity based compensation                               --      28,856          --      39,556
    Depreciation and amortization                        3,534       4,847       7,715      13,006
    Time brokerage fees                                     --          --         228          --
    Amortization of program rights                       1,597       2,310       3,792       5,560
    Corporate expenses                                     667       3,897       1,861       5,380
    Adjusted program payments(1)                        (1,447)     (2,410)     (3,599)     (5,789)
                                                      --------    --------    --------    --------
      Broadcast cash flow                                2,778       2,874       7,211       9,390

  Less:
    Corporate expenses                                     667       3,897       1,861       5,380
                                                      --------    --------    --------    --------
      Adjusted EBITDA                                 $  2,111    $ (1,023)   $  5,350    $  4,010

Broadcast cash flow margin(1)                             23.5%       18.2%       23.2%       22.1%
Adjusted EBITDA margin(1)                                 17.9%       (6.5)%      17.2%        9.4%

Cash flows provided by (used in):
  Operating activities                                                        $   (451)   $  3,822
  Investing activities                                                        $(14,772)   $(49,987)
  Financing activities                                                        $  7,688    $ 45,970

---------------

(1)  We define:

     - broadcast cash flow as operating income, plus equity-based compensation, depreciation and amortization, time brokerage fees, amortization of program rights, and corporate expenses, less program payments -- the latter as adjusted to reflect reductions for liabilities relating to expired rights or rights which have been written-off in connection with acquisitions;

     -    adjusted EBITDA as broadcast cash flow less corporate expenses;

     - broadcast cash flow margin as broadcast cash flow as a percentage of net revenues; and

     - adjusted EBITDA margin as adjusted EBITDA as a percentage of net revenues.

     We have included broadcast cash flow, broadcast cash flow margin, adjusted EBITDA and adjusted EBITDA margin data because management believes that these measures are useful to an investor to evaluate our ability to service debt and to assess the earning ability of our stations' operations. However, you should not consider these items in isolation or as substitutes for net income, cash flows from operating activities and other statement of operations or cash flows data prepared in accordance with generally accepted accounting principles. These measures are not necessarily comparable to similarly titled measures employed by other companies.

Net revenues increased 34% to $15.8 million for the third quarter and increased 36% to $42.4 million for the first nine months of 1999 compared to the same periods a year ago. These gains reflect significant growth at our developmental stations, above-market growth at our flagship station KPLR and revenue from the three stations serving the Dayton, Green Bay and Champaign-Decatur-Springfield markets that the Company began operating in June 1999. The revenue gains in these markets have been driven by improved audience ratings and in-market audience shares at these stations.

Station operating expenses increased 40% to $12.8 million for the third quarter and increased 35% to $32.8 million for the first nine months of 1999 compared to the same periods a year ago. These increases are primarily relate to increased programming and staffing related costs at our developing stations in Portland, Oregon, Salt Lake City, Albuquerque, Knoxville and Ft. Myers and to the station expenses at the newly acquired Paxson stations.

Depreciation and amortization increased 37% to $4.8 million in the third quarter and increased 69% to $13.0 million during the first nine months of 1999 compared to the corresponding periods a year ago. The third quarter increase relates primarily to the increased depreciation of property, plant and equipment additions since September 1998 and to the amortization of intangibles related to the acquired Paxson stations. The significant increase for the first nine months primarily relates to the March 1998 acquisition of KPLR - St. Louis and the resulting amortization of intangibles for that station along with the amortization of intangibles relating to the acquired Paxson stations.

Corporate expenses for the quarter included a $3.0 million charge related to bonuses awarded to certain executives and founders in connection with our initial public offering. Excluding this charge, corporate expenses increased 2%. On a nine-month basis, corporate expenses, excluding the $3.0 million charge, increased 15%. These increases in corporate overhead relate primarily to increased staffing to support the growing operations of our station group and the increase in the number of stations being managed.

Equity-based compensation expense during the quarter was $28.9 million and for the first nine months of 1999 totaled $39.6 million. The third quarter expense reflects the value of ACME Communications shares, based on the initial offering price, exchanged by the Company's founding executives for Management Carry Units issued to them in June 1997, less the amounts provided for during the first six months of 1999. There was no corresponding expense in 1998.

Interest expense for the third quarter was $8.3 million, an increase of 37% over the prior year third quarter. The first nine months interest expense was $22.4 million, an increase of 28% over the prior year. These increases in interest expense relate primarily to the continued amortization of the discount on ACME Television's 10 7/8% senior discount notes and ACME Intermediate's 12% senior secured notes along with interest on the April and June 1999 borrowings on the Company's revolving credit facility and interest on the bridge loan, both made in connection with the acquisition of the Paxson Stations.

The Company recorded a net income tax benefit of $3.4 million during the third quarter compared to a benefit of $402,000 in the corresponding quarter of 1998. This increase in tax benefit relates to the reversal of a $3.0 million provision booked in the first quarter of 1999 in connection with an inadvertent merger of a C corporation subsidiary into it's LLC parent. During September 1999, the Company obtained court rescissions of the transaction and reversed the provision.

The Company's net loss for the third quarter was $38.8 million compared to a net loss for the third quarter of 1998 of $5.7 million. This $33.1 million increase in the Company's net loss is primarily attributable to the non-recurring equity-based compensation charge of $28.9 million, the $3.0 million IPO related bonus charge, $2.2 million in increased interest expense and $1.3 million in increased amortization, net of improved station operating results (exclusive of amortization and depreciation). For the first nine months, the Company's net loss was $67.2 million compared to a $16.9 million net loss in the prior year period. This increased loss was primarily attributable to the $39.6 million equity-based compensation charge for the first nine months of 1999, the IPO bonuses of $3.0 million, increased amortization relating to the March 1998 acquisition of KPLR and the June 1999 acquisitions of the Paxson stations and increased interest expense, net of improved station operating results (exclusive of depreciation and amortization).

Broadcast cash flow for the third quarter increased 3% to $2.9 million and for the first nine months increased 30% to $9.4 million. The increases during the third quarter was adversely affected by losses from the three stations acquired from Paxson and from start-up losses at the Company's Albuquerque WB Network affiliate - KWBQ which was launched in March 1999. For the five stations that the Company operated in both the third quarter of 1999 and 1998 (i.e. St. Louis, Portland, Salt Lade City, Knoxville and Ft. Myers/Naples) broadcast cash flow increased 39%. The nine month increase was also adversely affected, although less so, by the start-up losses at the three former Paxson stations and KWBQ.

Adjusted EBITDA was ($1.0) million during the third quarter; a $3.1 million decrease from the $2.1 million adjusted EBITDA for the third quarter of 1998. This decrease relates to the $3.0 million IPO bonuses and start-up losses at the Paxson stations and at KWBQ. Adjusted EBITDA for the nine months decreased 25%, but when calculated excluding the $3.0 million IPO related charge, increased 31%, despite the adverse impact of the start-up losses at the Paxson stations and KWBQ.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operating activities was $3.8 million for the nine months ended September 30, 1999 compared to cash flow used by operating activities of $451,000 for the first nine months of 1998. This increase is related primarily to the Company's improved broadcast cash flow.

Cash flow used in investing activities during the first nine months of 1999 was $50.0 million compared to $14.8 million used for investing activities during the first nine months of 1998. This increase relates primarily to the acquisition of the Paxson Stations as described in note 5.

Cash flow provided by financing activities of $46.0 million for the first nine months of 1999 related primarily to increased borrowings in connection with the second quarter 1999 acquisition of the Paxson Stations.

At September 30, 1999, ACME Television's existing credit agreement allows for revolving credit borrowings of up to a maximum of $40 million, dependent upon its meeting certain financial ratio tests as set forth in the credit agreement. The revolving credit facility can be used to fund future acquisitions of broadcast stations and for general corporate purposes. At September 30, 1999, the entire $40 million was outstanding under the facility. The effective average annual interest rate on this outstanding principal amount was 8.46% at September 30, 1999. On October 5, 1999, the entire revolving credit facility balance was repaid from the proceeds of the Company's initial public stock offering.

ACME Intermediate's 12% senior secured discount notes were issued in September 1997 and mature in September 2005. Cash interest begins accruing on October 1, 2002, with the first semi-annual payment of interest due on March 31, 2003. ACME Television's 10-7/8% senior discount notes were issued in September 1997 and mature in September 2004. Cash interest begins accruing on October 1, 2000, with the first semi-annual payment of interest due on March 31, 2001.

The Company believes that internally generated funds from operations and borrowings under its credit agreement, if necessary, will be sufficient to satisfy the Company's cash requirements for its existing operations for at least the next twelve months. The Company expects that any future acquisitions of television stations would be financed through funds generated from operations, through borrowings under the existing credit agreement and through additional debt and equity financings. However there is no guarantee that such additional debt and/or equity financing will be available or available at rates acceptable to the Company.

YEAR 2000

Year 2000 issues are a result of computer software applications using a two-digit format, as opposed to a four-digit format, to indicate the year. Some computer software applications might be unable to distinguish dates beyond the year 1999, which could cause system failures, or miscalculations at our broadcast and corporate locations that could cause disruption of operations, including a temporary inability to produce broadcast signals or engage in normal business activities.

The Company is in the process of evaluating potential year 2000 issues for both its information technology and non-information technology systems such as telephone systems, fax machines, editing equipment, cameras, microphones, etc. All of our internal software and hardware is purchased, leased or licensed from third party vendors. Most of our station facilities are new or have been recently upgraded and we have polled all of our significant software vendors and have been advised by them that their software is year 2000 compliant.

We have completed the assessment, planning and testing phases, and have commenced the final phase of our year 2000 project. During this phase, the Company will fix, retest and implement critical applications that were discovered to be year 2000 deficient during the preceding phases.

The Company is not aware of any additional significant upgrades or changes that will need to be made to its internal software and hardware to become year 2000 ready, nor is it aware of any material supplier with year 2000 readiness problem. We expect to implement the systems and programming changes necessary to address year 2000 information technology and non-information technology readiness issues and, based on preliminary estimates, we do not believe that the costs of doing so will have a material effect on our results of operations or financial condition. As we obtain the results of compliance testing, there might be a delay in, or increased costs associated with the implementation of such changes. As of September 30, 1999, we have spent less than $100,000 on year 2000 activities and our budgeted expenditures for the remainder of 1999 are less than $75,000.

ADOPTION OF ACCOUNTING STANDARD

The FASB (Financial Accounting Standards Board) has issued FASB statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" which we will be required to adopt for our year ending December 31, 2000. This pronouncement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This pronouncement is not expected to impact the Company's financial statements since the Company currently has no derivative instruments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's revolving credit facility has a variable interest rate. Accordingly, the Company's interest expense can be materially affected by future fluctuations in the applicable interest rate. Based on our September 30, 1999 loan balance under the facility, a 100 basis point increase in the underlying rates would result in additional interest expense of $400,000 on an annualized basis.

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

The Company currently and from time to time is involved in litigation incidental to the conduct of its business. The Company maintains comprehensive general liability and other insurance, which it believes to be adequate for the purpose. The Company is not currently a party to any lawsuit or proceeding that management believes would have a material adverse affect on its financial condition or results of operations.

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

USE OF PROCEEDS FROM REGISTERED SECURITIES

In the Company's initial public offering, the Company sold 5,000,000 shares of the Company's common stock on October 5, 1999. Upon the exercise of the underwriters' over-allotment option, the selling stockholders sold 750,000 shares of common stock. The effective date of the registration statement on Form S-1 for the 5,750,000 shares of common stock registered by the registration statement was September 29, 1999 and the file number is 333-84191. The managing underwriters of the offering are Deutsche Banc Securities Inc., Merrill Lynch, Pierce Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and CIBC World Markets Corp.

The price to the public of the 5,750,000 shares of common stock sold was $23.00 per share and the gross proceeds were $132.25 million. The total underwriting discounts and commissions were $9.26 million. The net proceeds before expenses to the Company and the selling stockholders were $106.95 million and $16.04 million, respectively. The total costs and expenses incurred in the offering, exclusive of the underwriting discount, are estimated at $1.35 million and are payable by the Company. The net proceeds to the Company after deducting costs and expenses was approximately $106.50 million.

The net proceeds were used to: (a) repay all outstanding indebtedness under our revolving credit agreement ($40.0 million, plus accrued interest), (b) fund the escrow account in connection with the Company's acquisition of station KASY (approximately $25.6 million), and (c) repay the bridge loan debt ($15.0 million plus accrued interest) incurred in connection with the acquisition of the Paxson Stations. The remainder of the funds have been retained for general corporate purposes, including working capital requirements and future acquisitions.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Before the consummation of the initial public offering the sole stockholder of the Company acted by written consent and approved the following actions on the following dates during the third quarter of 1999. On September 3, 1999, the stockholder approved the Company's 1999 Stock Incentive Plan. On September 21, 1999, the stockholder approved an amendment of the Company's Certificate of Incorporation to increase the number of authorized shares of common stock of the Company to 50,000,000, par value $.01 per share. On September 27, the stockholder approved (a) the adoption of the Company's restated certificate of incorporation, (b) the agreement and plan of reorganization, and (c) the merger agreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.

     EXHIBIT
     NUMBER                              EXHIBIT DESCRIPTION
     -------                             -------------------
     10.1 Employment Agreement, as amended, by and between ACME Communications, Inc. and Thomas Allen.

     27.0 Financial Data Schedule for ACME Communications, Inc., available in electronic format as filed by the Registrant.


(b) REPORTS ON FORM 8-K

    The Company has not filed a Current Report on Form 8-K within the three-month period ended September 30, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ACME Communications, Inc.

Date: November 15, 1999                        By: /s/ Doug Gealy
                                                   -----------------------------
                                                   Doug Gealy, President


Date: November 15, 1999                        By: /s/ Thomas D. Allen
                                                   -----------------------------
                                                   Thomas D. Allen
                                                   Executive Vice President/CFO
                                                   (Principal financial officer)

                                 EXHIBIT INDEX

     EXHIBIT
     NUMBER                              EXHIBIT DESCRIPTION
     -------                             -------------------
     10.1 Employment Agreement, as amended, by and between ACME Communications, Inc. and Thomas Allen.

     27.0 Financial Data Schedule for ACME Communications, Inc., available in electronic format as filed by the Registrant.