Form 10-K405
period 1999-12-31
ACME COMMUNICATIONS INC
filed 2000-03-28
CIK 1092013

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 333-84191
                            ------------------------

                           ACME COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      33-0866283
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                       2101 E. FOURTH STREET, SUITE 202 A
                          SANTA ANA, CALIFORNIA, 92705
                                 (714) 245-9499
         (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
    COMMON STOCK, PAR VALUE $.01 PER SHARE                 NASDAQ NATIONAL MARKET

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed on the basis of $28.75 per share, which was the last sale price on the Nasdaq on March 15, 2000, was $481,562,500.

     As of March 15, 2000, there were 16,750,000 shares of registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement to be filed pursuant to Regulation 14A relating to the 2000 Annual Meeting of Stockholders is incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ACME COMMUNICATIONS, INC.

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I
Item 1.    Description of Business.....................................     2
Item 2.    Properties..................................................    17
Item 3.    Legal Proceedings...........................................    18
Item 4.    Submission of Matters to a Vote of Security Holders.........    18

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters....    19
Item 6.    Selected Financial Data.....................................    20
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    22
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................    25
Item 8.    Financial Statements and Supplementary Data:
           Independent Auditors' Report................................    26
           Consolidated Balance Sheets.................................    27
           Consolidated Statements of Operations.......................    28
           Consolidated Statements of Stockholders' Equity.............    29
           Consolidated Statements of Cash Flows.......................    30
           Notes to Consolidated Financial Statements..................    32
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................    46

PART III

Item
  10.*     Directors and Executive Officers of the Registrant..........    46
Item
  11.*     Executive Compensation......................................    47
Item
  12.*     Security Ownership of Certain Beneficial Owners and
           Management..................................................    47
Item
  13.*     Certain Relationships and Related Transactions..............    47

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................    47
           Schedule I -- Condensed Financial Information of ACME
           Communications, Inc. (Parent Company).
           Schedule II -- Valuation and Qualifying Accounts
           Exhibit 21.0 Subsidiaries

---------------
* Items incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A relating to the 2000 Annual Meeting of Stockholders.

                                     PART I

ITEM 1.  BUSINESS

     ACME Communications, Inc. (the "Company" or "we") was formed as a wholly-owned subsidiary of ACME Television Holdings, LLC ("Parent") on July 23, 1999. On September 8, 1999, the Company received $1,000 from its Parent, which represented its contributed capital.

     Immediately prior to the closing of the initial public offering of ACME Communications' common stock on October 5, 1999, a reorganization (the "Reorganization") of Parent resulted in ACME Communications directly owning 100% of the membership units of Parent.

     ACME Communications, Inc. is a holding company with no independent operations other than its investment in its wholly-owned subsidiaries ACME Intermediate Holdings, LLC and ACME Television, LLC. Segment information is not presented as all of the Company's revenue is attributed to a single reportable segment.

     We currently own and operate ten broadcast television stations in medium-sized markets across the United States. Nine of our stations are network affiliates of The WB Network, making us the third largest WB Network affiliated station group in the country. Our television stations broadcast in markets that cover in aggregate approximately 5.4% of the total U.S. television households. Mr. Kellner, our Chairman and Chief Executive Officer, is also a founder, Chief Executive Officer and partner of The WB Network, and was President of Fox Broadcasting Company from its inception in 1986 through 1993. Mr. Kellner and our other founders formed our Company to capitalize on the opportunity to affiliate with The WB Network, an emerging broadcast television network launched in January 1995.

     Since our formation in 1997, we have focused primarily on acquiring independently-owned stations, under-performing stations and construction permits for new stations in markets that we believe have the growth potential and demographic profile to support the successful launch of a new WB Network affiliate. We believe that medium-sized markets provide advantages such as fewer competitors and lower operating costs compared to large markets. Our strategy is to capitalize on these advantages and to grow our revenues and cash flow with an emphasized focus on local sales. Since we centralize many of our stations' administrative functions and primarily provide entertainment programming, our station general managers are able to focus on increasing sales and improving operating margins. Additionally, since many of the stations we own are in markets where the Federal Communications Commission allows dual ownership of broadcast television stations ("duopoly"), our long-term strategy also includes acquiring such second stations.

     Like The WB Network, we target our programming at younger audiences, in particular, young adults, teens and kids. We believe that these younger audiences are a growing and increasingly important demographic target for advertisers, and that our affiliation with The WB Network affords us a significant competitive advantage over other network affiliated television broadcasters in attracting these younger audiences. Since its launch in 1995 and through the 1998/1999 season, The WB Network was the only English-language broadcast network in the United States to increase its audience share in these key target demographic groups. To build and retain our audience share during non-network hours, we also acquire the broadcast rights to popular syndicated programming that we believe complements The WB Network programming. In addition, we broadcast local programming such as news in St. Louis, local weather updates and local and regional sports programming in selected markets. We believe this programming enhances our ability to sell advertising time to local and regional advertisers and increase audience awareness of our newly launched stations.

PROGRAMMING

     Our programming includes:

     - The WB Network prime time programming (at nine of our ten stations)

     - Kids' WB! (at nine of our ten stations);

     - syndicated programming; and

     - local programming.

     Prime Time Programming. In prime time, The WB Network is currently ranked number one among female teens and, based on the average age of their viewers, is the youngest broadcast network today. Prime time programming includes: 7th Heaven, Buffy the Vampire Slayer, Dawson's Creek, Charmed, Felicity and Popular. When The WB Network began broadcasting in 1995, it provided two hours of prime time programming per week. In the 1999/2000 season, The WB Network is providing 13 hours of prime time programming Sunday through Friday.

     Kids' WB! Programming. The WB Network launched Kids' WB! in September 1995 with three hours of programming on Saturdays, and currently provides 19 hours of kids' programming Monday through Saturday. Kids' WB! programming includes Pokemon, the number one rated kids animated program. Kids' WB! also airs Warner Bros. produced shows such as Batman Beyond, Histeria!, Men in Black and Superman. Warner Bros.' animated programs also feature popular Looney Toons characters such as Bugs Bunny, Daffy Duck, Tazmanian Devil, Tweety Bird, Sylvester, Road Runner and Wile E. Coyote.

     Syndicated Programming. In addition to The WB Network programming, our stations air syndicated programs. Generally, our most profitable programming time periods are those immediately before and after The WB Network programming. Consequently, during these time periods, we air programs that are targeted to the audiences similar in demographics as those that watch The WB Network prime time programs. These syndicated programs include Friends, Star Trek: Next Generation, Seinfeld, Star Trek: Voyager and The Drew Carey Show. We have secured future broadcast rights for certain of our stations to Suddenly Susan, Spin City and King of the Hill. We have multi-year contracts to air most of our syndicated programming.

     Local Programming. Each of our stations also airs programming of local interest, which we believe creates immediate viewership at our start-up stations, increases local awareness of our stations and expands our advertiser base. At KWBP, our station in Portland, we air weather updates throughout each evening, a format we intend to replicate at our other stations. At many of our stations, we acquire the broadcast rights and air certain regional and local sporting events including games of the St. Louis Cardinals and the St. Louis Blues at KPLR, the Seattle Mariners and the University of Oregon Ducks at KWBP, the Atlanta Braves and the Atlanta Hawks at WBXX and the Colorado Rockies at KUWB. In addition, KPLR airs a nightly 30-minute local newscast.

OUR STATIONS

     The following table provides general information concerning our stations(1):

                                                         NOVEMBER 1999 AUDIENCE SHARE
                                                      -----------------------------------
                                 TV HOUSEHOLDS(2)       ADULTS 18-34       TEENS 12-17
                                -------------------   ----------------   ----------------   BEGINNING OF
STATION -- CHANNEL              MARKET                PRIME   SIGN-ON/   PRIME   SIGN-ON/       ACME
MARKETPLACE                     RANKING    NUMBER     TIME    SIGN-OFF   TIME    SIGN-OFF     OPERATION
------------------              -------   ---------   -----   --------   -----   --------   -------------
KPLR -- 11
St. Louis, MO.................    21      1,114,000    15        17       14        18      October 1997
KWBP -- 32
Portland, OR..................    23      1,004,000     2         3        6         6      February 1997
KUWB -- 30
Salt Lake City, UT............    36        721,000     4         4        6         7      April 1998
KWBQ -- 19
Albuquerque-Santa Fe, NM......    49        569,000     2         1        3         3      March 1999
KASY -- 50
Albuquerque-Santa Fe, NM......    49        569,000     2         2        1         1      November 1999
WBDT -- 26
Dayton, OH....................    56        506,000     3         2        3         2      June 1999
WBXX -- 20
Knoxville, TN.................    63        452,000     7         5       16        13      October 1997

                                                         NOVEMBER 1999 AUDIENCE SHARE
                                                      -----------------------------------
                                 TV HOUSEHOLDS(2)       ADULTS 18-34       TEENS 12-17
                                -------------------   ----------------   ----------------   BEGINNING OF
STATION -- CHANNEL              MARKET                PRIME   SIGN-ON/   PRIME   SIGN-ON/       ACME
MARKETPLACE                     RANKING    NUMBER     TIME    SIGN-OFF   TIME    SIGN-OFF     OPERATION
------------------              -------   ---------   -----   --------   -----   --------   -------------
WIWB -- 14
Green Bay-Appleton, WI........    69        392,000     2         1        6         6      June 1999
WTVK -- 46
Ft. Myers-Naples, FL..........    81        343,000     4         3        7         4      March 1998
WBUI -- 23
Champaign-Springfield-Decatur,
IL............................    83        342,000     4         3        3         3      June 1999

---------------
(1) All ownership and statistical information is from BIA Publishing, Inc. and Nielsen Media Research.

(2) All television stations throughout the United States are grouped into 210 markets that are ranked in size according to the number of households with televisions in the market for the 1999/2000 season.

KPLR: ST. LOUIS, MISSOURI

Designated Market Area: 21     TV Households: 1,114,000
Total Age 2+ Population: 2,826,000

     Market Description. Thirty-three percent of the total population of St. Louis is under 25 years of age. The estimated average household income in the St. Louis market is approximately $45,000 per year. Major employers in the market include Anheuser-Busch, Emerson Electric, May Department Stores, Monsanto, Ralston Purina and TWA. The television advertising revenue in the St. Louis marketplace was estimated at $215.1 million in 1999 and has grown at a compound annual rate of approximately 4.2% over the past five years.

     Station Overview. We began operating KPLR under a local marketing agreement in October 1997 and acquired the station in March 1998. KPLR signed on the air in 1959 and has been affiliated with The WB Network since the network's launch. In addition to carrying The WB Network prime time programming and Kids' WB!, the station broadcasts a daily 9pm, half-hour local newscast and also has the exclusive broadcast rights to air games of the St. Louis Cardinals and the St. Louis Blues. In addition, the station's syndicated programming currently includes Friends, Seinfeld, Sister Sister, Martin, The Drew Carey Show and Cheers. The station has contracted for the future exclusive market broadcast rights to popular shows such as Spin City (9/00) and Sabrina (9/00). In the November 1999 sweeps period, KPLR delivered the highest household rating in WB prime time to rank number one versus all other WB affiliates in the country. KPLR also took top honors in other demographics including adults aged 18-34, adults aged 18-49, and persons aged 12-34. In the St. Louis market, KPLR continued to rank number one in the Monday through Sunday, 5:00 p.m. to 1:00 a.m. time period among St. Louis teens and persons aged 12-24. In the same time period, KPLR improved its ranking in the market for adults aged 18-34 category to number one from the number two spot in the previous year, and for adults aged 18-49, KPLR's ranking improved from number three to number two in the market as compared to November of 1998.

KWBP: PORTLAND, OREGON

Designated Market Area: 23     TV Households: 1,004,000
Total Age 2 + Population: 2,519,000

     Market Description. Thirty-two percent of the total population of Portland is under 25 years of age. The estimated average household income in the Portland market is approximately $42,000 per year. Major employers in the market include Intel, Fred Meyer, Providence Health System, U.S. Bank of Oregon, Tektronix and Safeway. The television advertising revenue in the Portland marketplace was estimated at $189.7 million in 1999 and has grown at a compound annual rate of approximately 6.3% over the past five years.

     Station Overview. We began operating KWBP under a local marketing agreement in February 1997 and acquired the station in June 1997. KWBP signed on the air in 1989 and has been affiliated with The WB Network since the network's launch. In addition to carrying The WB Network prime time programming and Kids' WB!, the station's syndicated programming currently includes Star Trek: The Next Generation, Full House, Xena: Warrior Princess and America's Funniest Home Videos, The Drew Carey Show and Caroline in the City were added to the syndicated programming during the fourth quarter of 1999. To date, the audience share at KWBP has been adversely affected primarily by the lack of available quality syndicated programming for that market and, to a lesser extent, due to a transmission site located further away from the market's population center than our competitors' sites. We have recently acquired a low-power station in the market that is licensed to the city of Portland which we believe will improve our signal coverage. In addition, the station has contracted for the future exclusive-market broadcast rights to popular shows such as King of the Hill (9/01). In the November 1999 sweeps period, KWBP delivered an average weekly cumulative number of 468,000 households from sign-on to sign-off, representing a 13% increase over November 1998.

KUWB: SALT LAKE CITY, UTAH

Designated Market Area: 36       TV Households: 721,000
Total Age 2+ Population: 2,155,000

     Market Description. Forty-four percent of the total population of Salt Lake City is under 25 years of age. The estimated average household income in the Salt Lake City market is approximately $43,000 per year. Major employers in the market include Intermountain Health Care, Brigham Young University, IOMEGA, ICON Health and Fitness and Smith Food & Drug Centers. Salt Lake City is the site of the 2002 winter Olympic Games. The television advertising revenue in the Salt Lake City marketplace was estimated at $155.9 million in 1999 and has grown at a compound annual rate of approximately 6.0% over the past five years.

     Station Overview. We began operating KUWB in April 1998 under a local marketing agreement and acquired the station in September 1999. KUWB has been affiliated with The WB Network since the network's launch. When we began operating the station, we replaced the primarily religious paid programming and infomercials that were being run on the station in all non-WB Network time periods with syndicated programming. This station's syndicated programming currently includes The Drew Carey Show, Caroline in the City, The Fresh Prince, Cheers, Roseanne and Full House it also carries the NBC-affiliated Saturday Night Live. The station has contracted for the future exclusive-market broadcast rights to popular shows such as, Spin City (9/00) and Sabrina (9/00). In the November 1999 sweeps period, KUWB delivered an average weekly cumulative number of 328,000 households from sign-on to sign-off, an increase of 44,000 homes compared to November 1998. The WB Network prime time programming continued to perform well in the market as highlighted by the 22% increase in its average household rating as compared to November of 1998.

KWBQ: ALBUQUERQUE -- SANTA FE, NEW MEXICO
KASY: ALBUQUERQUE -- SANTA FE, NEW MEXICO

Designated Market Area: 49       TV Households: 569,000
Total Age 2+ Population: 1,517,000

     Market Description. Thirty-six percent of the total population of Albuquerque -- Santa Fe is under 25 years of age. The estimated average household income in the Albuquerque -- Santa Fe market is approximately $37,000 per year. Major employers in the market include Intel, Motorola, General Electric, General Mills, Philips and Levi Strauss. The television advertising revenue in the Albuquerque -- Santa Fe marketplace was estimated at $95.7 million in 1999 and has grown at a compound annual rate of approximately 4.9% over the past five years.

     KWBQ Station Overview. We launched KWBQ in March 1999 with The WB Network prime time programming and Kids' WB!. In addition, the station's syndicated programming currently includes Star Trek: Voyager, Caroline in the City, Full House, Step By Step, The Fresh Prince, America's Funniest Home Videos and Roseanne. The station has contracted for the future exclusive-market broadcast rights to popular shows such as Sabrina and Spin City (2000/2001) and Seinfeld (March 2000). KWBQ entered its third major sweeps period in November 1999. From sign-on to sign-off, KWBQ reached an average of 80,000 households, or 14% of the total designated market area. This represented a 95% increase over the station's circulation during the May 1999 sweeps.

     KASY Station Overview. We began operating KASY, the UPN affiliate in the market, under an interim LMA on November 1, 1999 and closed our purchase of the station on December 3, 1999. The station has been a UPN affiliate since that network's launch in January 1995. Prior to November 1999, the station had been operating as an LMA by another station owner in the market. The station's syndicated programming includes Third Rock from the Sun, Star Trek: Next Generation, Judge Joe Brown and Roseanne. All of the future program rights negotiated for KWBQ are also available to air on KASY. During the November 1999 ratings period (the first month of our operation of the station) KASY reached an average of 117,000 households, sign-on to sign-off, Monday through Sunday, 7:00 a.m. to 1:00 a.m., a 16,000 household decrease, which we believe to have been caused, in part, by the change in operations at the station. KASY's highest rated program was Star Trek: Voyager which delivered a 4 rating among adults aged 18-34, a 3 rating among adults aged 18-49, and a 4 rating among adults aged 25-54. Among teen viewers, the WWF Smackdown was the station's top performer with a 2 rating during the November 1999 sweeps period.

WBDT: DAYTON, OHIO

Designated Market Area: 56       TV Households: 506,000
Total Age 2+ Population: 1,271,000

     Market Description. Thirty-three percent of the total population of Dayton, Ohio is under 25 years of age. The estimated average household income in the Dayton market is approximately $43,000 per year. Major employers in the market include Chrysler Corp/Acustar Inc., General Motors, Bank One Dayton, American Matsushita and BF Goodrich. The television advertising revenue in the Dayton marketplace was estimated at $85.5 million in 1999 and has grown at a compound annual rate of approximately 2.7% over the past five years.

     Station Overview. We acquired WBDT in June 1999 after the May 1999 sweeps period. WBDT signed on the air in October 1980 and has been affiliated with The WB Network since our acquisition of the station. WBDT, former PAX TV station, currently carries a combination of PAX TV and WB Network programming. PAX TV programming including Dr. Quinn, Diagnosis Murder and Touched by an Angel is shown during the morning and prime access time periods. The WB Network prime time programming and Kids' WB! is shown at The WB Network scheduled times. In addition, the station's syndicated programming currently includes Full House, Fresh Prince and America's Funniest Home Videos, and the station has contracted for the future exclusive-market broadcast rights to popular shows such as Family Matters (9/00), Sabrina (9/00), Clueless (9/00) and Everybody Loves Raymond (9/01). We believe that our programming changes, in particular the airing of The WB Network and new syndicated programs, will continue to improve WBDT's ratings. During the November 1999 sweeps period, WBDT reached an average of 114,000 households weekly, representing an 8% increase over the July 1999 sweeps period.

WBXX: KNOXVILLE, TENNESSEE

Designated Market Area: 63       TV Households: 452,000
Total Age 2+ Population: 1,108,000

     Market Description. Thirty-one percent of the total population of Knoxville is under 25 years of age. The estimated average household income in the Knoxville market is approximately $37,000 per year. Major employers in the market include the University of Tennessee, TVA, Oakridge National Laboratories, Alcoa and Nippondenso. The television advertising revenue in the Knoxville marketplace was estimated at $73.1 million in 1999 and has grown at a compound annual rate of approximately 6.0% over the past five years.

     Station Overview. We launched WBXX in October 1997. In addition to carrying The WB Network prime time programming and Kids' WB!, the station has broadcast rights to air games of the Atlanta Braves. In addition, the station's syndicated programming currently includes The Drew Carey Show, Caroline in the

City, Friends, Sister Sister, Full House and Cheers. The station has contracted for the future exclusive-market broadcast rights to popular shows such as Sabrina (9/00), Spin City (9/00) and Suddenly Susan (9/00). In the November 1999 sweeps period, WBXX delivered an average weekly cumulative number of 168,000 households from sign-on to sign-off, an increase of 36,000 households compared to November 1998. WBXX also made the WB Network's top 25 affiliate list for its delivery of the WB Network prime time programming among teens and its overall Teen rating in this time period increased 52% over the November 1998 period.

     In April 1999, we entered into a ten-year joint services agreement with Paxson Communications under which we provide certain sales and operational services to WPXK, serving the Knoxville, Tennessee market. Through April 2009, WPXK will carry solely the PAX TV supplied programming and we will share equally with Paxson Communications the excess of station revenues over certain operating expenses.

WIWB: GREEN BAY -- APPLETON, WISCONSIN

Designated Market Area: 69       TV Households: 392,000
Total Age 2+ Population: 995,000

     Market Description. Thirty-four percent of the total population of Green Bay -- Appleton is under 25 years of age. The estimated average household income in the Green Bay -- Appleton market is approximately $41,000 per year. Major employers in the market include Fort James Corporation, the Oneida Tribe of Indians of Wisconsin, Schneider National, Humana, Shopko Stores, American Medical Security, Bellin Memorial Hospital and Procter & Gamble Paper Products. The television advertising revenue in the Green Bay -- Appleton marketplace was estimated at $57.9 million in 1999 and has grown at a compound annual rate of approximately 6.0% over the past five years.

     Station Overview. We acquired WIWB in June 1999. WIWB signed on the air in August 1998 and has been affiliated with The WB Network since our acquisition of the station. WIWB, a former PAX TV station, currently carries a combination of PAX TV and WB Network programming. PAX TV programming including Dr. Quinn, Diagnosis Murder and Touched by an Angel is shown during the morning and prime access time periods. The WB Network prime time and Kids' WB! is shown at The WB Network scheduled times. In addition, the station's syndicated programming currently includes Step by Step, Fresh Prince, and Jerry Springer, and the station has contracted for the future exclusive-market broadcast rights to popular shows such Sabrina (9/00), Clueless (9/00), Suddenly Susan (9/00), Jamie Foxx (9/00) and Everybody Loves Raymond (9/01). In the November 1999 sweeps period, WIWB's reach in the Green Bay/Appleton market climbed 53% over the July 1999 sweeps period to a weekly average of 93,000 homes. We believe that our programming changes, in particular the airing of the WB Network programming and new syndicated programs, will continue to improve WIWB's ratings.

WBUI: CHAMPAIGN -- SPRINGFIELD -- DECATUR, ILLINOIS

Designated Market Area: 83       TV Households: 342,000
Total Age 2+ Population: 833,000

     Market Description. Thirty-three percent of the total population of Champaign -- Springfield -- Decatur is under 25 years of age. The estimated average household income in the Champaign -- Springfield -- Decatur market is approximately $42,000 per year. Major employers in the market include ADM, Staley's, Caterpillar, Mueller, Illinois Power, Kraft and the University of Illinois. The television advertising revenue in the Champaign -- Springfield -- Decatur marketplace was estimated at $43.5 million in 1999 and has grown at a compound annual rate of approximately 4.9% over the past five years.

     Station Overview. We acquired WBUI in June 1999. WBUI signed on the air in May 1984 and has been affiliated with The WB Network since our acquisition of the station. WBUI, a former PAX TV station, currently carries a combination of PAX TV and WB Network programming. PAX TV programming including Dr. Quinn, Diagnosis Murder and Touched by an Angel is shown during the morning and prime access time periods. The WB Network prime time and Kids' WB! is shown at The WB Network scheduled times. In addition, the station's syndicated programming currently includes Full House, Star Trek: Voyager, Fresh

Prince, and Entertainment Tonight, and the station has contracted for the future exclusive market broadcast rights to popular shows such as Sabrina (9/00), Suddenly Susan (9/00), Spin City (9/00) and Clueless (9/00). In the November 1999 sweeps period, WBUI's reach in their market increased 38% over the July 1999 period to a weekly average of 83,000 homes. We believe that our programming changes, in particular the airing of The WB Network and new syndicated programs, will continue to improve WBUI's ratings.

WTVK:  FT. MYERS -- NAPLES, FLORIDA

Designated Market Area: 81       TV Households: 344,000
Total Age 2+ Population: 815,000

     Market Description. Twenty-five percent of the total population of Ft. Myers -- Naples is under 25 years of age. The estimated average household income in the Ft. Myers -- Naples market is approximately $45,000 per year. Major employers in the market include The Lee County School District, Lee Memorial Health System, Columbia Healthcare and Publix SuperMarkets. The television advertising revenue in the Ft. Myers -- Naples marketplace was estimated at $61 million in 1999 and has grown at a compound annual rate of approximately 6.0% over the past five years.

     Station Overview. We began operating WTVK in March 1998 under a local marketing agreement and acquired the station in June 1998. WTVK signed on the air in October 1990 and has been affiliated with The WB Network since our acquisition of the station. In addition to carrying The WB Network prime time programming and Kids' WB!, the station's syndicated programming currently includes Star Trek: Voyager, Drew Carey, Sister Sister, The Nanny, Mad About You, NewsRadio, X-Files and Stargate. The station has contracted for the future exclusive-market broadcast rights to popular shows such as Sabrina (9/00), Suddenly Susan (9/00), Spin City (9/00) and Caroline in the City (9/00). WTVK delivered an average weekly household cumulative number of 92,000 in November 1999, an increase of 3,000 households since November 1998, and an increase of 19,000 households (26%) since May of 1998 when WTVK first became a WB affiliate. WTVK's adult ratings during the WB Network prime time increased 21% to 78% as compared to November of 1998.

WZPX:  GRAND RAPIDS, MICHIGAN

     In addition to the 10 stations described above, in April 1999, we entered into a joint sales agreement with DP Media for WZPX, serving the Grand Rapids, Michigan market. WZPX is a primary affiliate of PAX TV. In connection with this agreement, WZPX has entered into a secondary affiliation agreement with The WB Network for five years. Beginning in October 1999 we entered into a standstill agreement pursuant to which we were not obligated to perform under the terms of the joint sales agreement. To date, we have not been requested to perform our obligations under the joint sales agreement and the parties have informally agreed to refrain from enforcing their respective rights and obligations under that agreement. DP Media continues to have the right to sell the station to us at any time during the next four years for $30.0 million. We have limited rights to acquire the station for that same amount if DP Media chooses to sell the station to any party other than to Paxson Communications Corporation ("PCC") or to a subsidiary of PCC's.

OUR AFFILIATION AGREEMENTS

     Each of our nine WB Network affiliated stations has entered into a station affiliation agreement with The WB Network that provides each station with the exclusive right to broadcast The WB Network programming in its respective market. These affiliate agreements generally have three to 10 year terms. KASY, our UPN affiliated station in Albuquerque-Santa Fe, New Mexico, has entered into an affiliation agreement with UPN that expires in January 2005.

     Under the affiliation agreements, The WB Network and UPN retain the right to program and sell approximately 75% of the advertising time available during their prime time schedule with the remaining 25% available for sale by our stations. Both networks retain approximately 50% of the advertising time available during Kids' WB! programs aired in other dayparts.

     For our nine WB Network affiliated stations, in addition to the advertising time retained for sale by The WB Network, each station is also subject to annual compensation payments to The WB Network. The amount of compensation is determined by taking into account the station's average ratings among adults ages 18 -- 49 during The WB Network prime time programming, as well as the number of prime time programming hours provided per week by The WB Network. For our UPN affiliate, KASY, no compensation is paid by either party. We participate in cooperative marketing efforts with The WB Network and UPN whereby the networks reimburse up to 50% of certain approved advertising expenditures by a station to promote network programming. Our affiliation agreements for KPLR, KWBP and WBXX, also entitle those stations to certain most favorable terms agreed to by The WB Network and any affiliate, during the term of the affiliation agreements, and any subsequent modifications.

     In addition, as part of our acquisition of WBDT, WIWB and WBUI, we entered into a five-year secondary affiliation agreement with PAX TV at these stations. We are generally obligated to run the PAX TV prime time programming in certain morning dayparts. We retain a portion of the advertising time during this programming for local sales, and PAX TV retains the balance.

ADVERTISING/SALES

     Virtually all of our revenues for 1997, 1998 and 1999 consisted of advertising revenues, and no single advertiser accounted for more than 10% of our gross advertising revenues in these periods. Our advertising revenues are generated both by local advertising and national spot advertising.

     Local Advertising. Local advertising revenues are generated by both local merchants and service providers and by regional and national businesses and advertising agencies located in a particular designated market area. Local advertising revenues represented 42% of our net advertising revenues in 1997, 54% in 1998 and 55% in 1999.

     National Spot Advertising. National spot advertising represents time sold to national and regional advertisers based outside a station's designated market area. National spot advertising revenues represented 58% of our net advertising revenues in 1997, 46% in 1998 and 45% in 1999. National spot advertising primarily comes from:

     - new advertisers wishing to test a market;

     - advertisers who are regional retailers and manufacturers without national distribution;

     - advertisers who need to enhance network advertising in given markets; and

     - advertisers wishing to place more advertisements in specified geographic areas.

OUR COMPETITION

     Broadcast television stations compete for advertising revenues primarily with other broadcast television stations in their respective markets and, to a lesser but increasing extent, with radio stations, cable television system operators, newspapers, billboard companies, direct mail and internet sites. Traditional network and Fox programming generally achieves higher household audience levels than that of The WB Network, UPN and syndicated programming aired by independent stations which is attributable to a number of factors, including:

     - the traditional networks' efforts to reach a broader audience;

     - historically, less competition;

     - generally better channel positions;

     - more network programming being broadcast weekly;

     - the traditional networks' cross-promotions; and

     - the traditional networks' more established market presence than The WB Network.

     However, because The WB Network and UPN provide fewer hours of programming per week than the traditional networks, we have a significantly higher inventory of advertising time for our own use and, therefore, our programs achieve a share of television market advertising revenues greater than their share of the market's audience. We believe that this available advertising time, combined with our efforts to attract (via our programming) the audiences that are key targets of advertisers, and our focus on advertising sales allows us to compete effectively for advertising revenues within our stations' markets.

     The broadcasting industry is continuously faced with technical changes and innovations, the popularity of competing entertainment and communications media, changes in labor conditions, and governmental restrictions or actions of federal regulatory bodies, including the FCC, any of which could possibly have an adverse effect on a television station's operations and profits. Sources of video service other than conventional television stations, the most common being cable television, can increase competition for a broadcast television station by bringing distant broadcasting signals not otherwise available to the station's audience, serving as a distribution system for national satellite-delivered programming and other non-broadcast programming originated on a cable system and selling advertising time to local advertisers. Other principal sources of competition include home video exhibition, direct-to-home broadcast satellite television, entertainment services and multi-channel multi-point distribution services. Currently, two FCC permittees, DirecTV and Echostar, provide subscription DBS services via high-power communications satellites and small dish receivers, and other companies provide direct-to-home video service using lower powered satellites and larger receivers.

     Other technology advances and regulatory changes affecting programming delivery through fiber optic telephone lines and video compression could lower entry barriers for new video channels and encourage the development of increasingly specialized niche programming. The Telecommunications Act of 1996 permits telephone companies to provide video distribution services via radio communication, on a common carrier basis, as cable systems or as open video systems, each pursuant to different regulatory schemes. We cannot predict the effect that these and other technological and regulatory changes will have on the broadcast television industry or on the future profitability and value of a particular broadcast television station.

     Broadcast television stations compete with other television stations in their designated market areas for the acquisition of programming. Generally, cable systems do not compete with local stations for programming, but various national cable networks do from time to time and on an increasing basis acquire programming that could have been offered to local television stations. Public broadcasting stations generally compete with commercially-rated broadcasters for viewers, but do not compete for advertising revenues. Historically, the cost of programming has increased because of an increase in the number of independent stations and a shortage of quality programming.

FEDERAL REGULATION OF TELEVISION BROADCASTING

     Television broadcasting is a regulated industry and is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended from time to time. The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC. The Communications Act empowers the FCC, among other things:

     - to issue, revoke and modify broadcast licenses;

     - to decide whether to approve a change of ownership or control of station licenses;

     - to regulate the equipment used by stations; and

     - to adopt and implement regulations to carry out the provisions of the Communications Act.

     Failure to observe FCC or other governmental rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of short, or less than maximum, license renewal terms or, for a particularly egregious violations, the denial of a license renewal application, the revocation of a license or denial of FCC consent to acquire additional broadcast properties.

     License Grant, Renewal, Transfer and Assignment. A party must obtain a construction permit from the FCC to build a new television station. Once a station is constructed and commences broadcast operations, the permittee will receive a license which must be renewed by the FCC at the end of each eight-year license term. The FCC grants renewal of a broadcast license if it finds that the station has served the public interest, convenience, and necessity and the licensee has not seriously violated the Communications Act or FCC rules and policies. If the FCC finds that a licensee has failed to meet these standards, the FCC may deny renewal or condition renewal. Any other party with standing may petition the FCC to deny a broadcaster's application for renewal. However, only if the FCC issues an order denying renewal will the FCC accept and consider applications from other parties for a construction permit for a new station to operate on that channel. The FCC may not consider any applicant in making determinations concerning the grant or denial of the licensee's renewal application. Although renewal of licenses is granted in the majority of cases even when petitions to deny have been filed, we cannot be sure our station licenses will be renewed for a full term or without modification.

     Our current licenses expire as follows:

STATION (BY MARKET RANKING)                                 EXPIRATION DATE
---------------------------                                 ----------------
KPLR....................................................    February 1, 2006
KWBP....................................................    February 1, 2007
KUWB....................................................     October 1, 2006
KWBQ....................................................     October 1, 2006
KASY....................................................     October 1, 2006
WBDT....................................................     October 1, 2005
WBXX....................................................      August 1, 2005
WIWB....................................................    December 1, 2005
WBUI....................................................    December 1, 2005
WTVK....................................................    February 1, 2005

     The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to permit the assignment or transfer of control of, or the grant or renewal of, a broadcast license, the FCC considers a number of factors pertaining to the licensee, including:

     - compliance with various rules limiting common ownership of media properties;

     - the character of the licensee and those persons holding attributable interests therein; and

     - compliance with the Communications Act's limitations on alien ownership.

     Character generally refers to the likelihood that the licensee or applicant will comply with applicable law and regulation. Attributable interests generally refers to the level of ownership or other involvement in station operations which would result in the FCC attributing ownership of that station or other media outlet to the person or entity in determining compliance with FCC ownership limitations.

     To obtain the FCC's prior consent to assign a broadcast license or transfer control of a broadcast licensee, an application must be filed with the FCC. If the application involves a substantial change in ownership or control, the application must be placed on public notice for a period of no less than 30 days during which petitions to deny the application may be filed by interested parties, including certain members of the public. If the FCC grants the application, interested parties have no less than 30 days from the date of public notice of the grant to seek reconsideration or review of that grant by the full commission or, as the case may be, a court of competent jurisdiction. The full FCC commission has an additional 10 days to set aside on its own motion any action taken by the FCC's staff. When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer to any party other than the assignee or transferee specified in the application.

     Ownership Restrictions. The officers, directors and equity owners of 5% or more of our outstanding voting stock or the voting stock of a company holding one or more broadcast licenses are deemed to have attributable interests in the broadcast company. However, minority voting stock interests generally will not be attributable if there is a single holder of more than 50% of the outstanding voting power of the corporation. Also, specified institutional investors, including mutual funds, insurance companies and banks acting in a fiduciary capacity, may own up to (but not as much as) 20% of the outstanding voting stock without being subject to attribution if they exercise no control over the management or policies of the broadcast company.

     The FCC will not grant a license to own a second television station to any party, or parties under common control, that already has an attributable interest in another television station in the same DMA unless:

     - there will be eight independent full-power television stations n the DMA after the acquisition or merger and one of the two television stations owned by the same party is not among the top four-ranked stations in the DMA based on audience share;

     - the station to be acquired is a "failing" station under FCC rules and policies;

     - the station to be acquired is a "failed" station under FCC rules and policies; or

     - the acquisition will result in the construction of a previously unbuilt station.

FCC regulations also prohibit one owner from having attributable interests in television broadcast stations that reach in the aggregate more than 35% of the nation's television households. For purposes of this calculation, stations in the UHF band which covers channels 14 - 69 are attributed with only 50% of the households attributed to stations in the VHF band, which covers channels 2 - 13. Subject to certain exceptions, FCC rules generally allow the holder of an attributable interest in a television station to have an attributable interest in:

     - up to six radio stations in a market with 20 independent media voices;

     - up to four radio stations in a market with 10 independent media voices;
       and

     - at least one radio station in any market.

     At the same time, FCC rules and policies generally prohibit a party with an attributable interest in a television station from owning a daily newspaper or cable television system serving a community located within the relevant coverage area of that television station.

     Some of the rules and policies described in the foregoing paragraph were incorporated in amendments recently adopted by the FCC with respect to its ownership rules. Other new rules encompassed additional changes:

     - determine whether stations are in the same market by reference to a Nielsen designated market area rather than through a signal overlap among stations;

     - attribute the ownership of a station to parties whose debt and/or equity holdings in the company exceed 33% of the station's total assets if certain other factors are present; and

     - treat some local marketing agreements or time brokerage agreements with television stations as an attributable interest.

     Restrictions on Foreign Ownership. The Communications Act prohibits the issuance of broadcast licenses to, or the holding of a broadcast license by foreign citizens or any corporation of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country. The Communications Act also authorizes the FCC to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens. The FCC has interpreted these restrictions to apply to other forms of business organizations, including partnerships. As a result of these provisions, the licenses granted to our subsidiaries that hold FCC licenses could be revoked if more than 25% of our stock were directly or indirectly owned or voted by aliens. Our certificate of incorporation contains limitations on alien ownership and control substantially similar to those contained in the Communications Act. Pursuant to our certificate of incorporation, we have the right to refuse to sell shares to aliens or to repurchase alien-owned shares at their fair market value to the extent necessary, in the judgment of our board of directors, to comply with the alien ownership restrictions.

     Programming and Operation. The Communications Act requires broadcasters to serve the public interest, convenience and necessity. The FCC has gradually restricted or eliminated many of the more formalized procedures it had developed to promote the broadcast of programming responsive to the needs of the station's community of license. Licensees continue to be required, however, to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming will be considered by the FCC when it evaluates the licensee's renewal application, but these complaints may be filed and considered at any time.

     Stations must also pay regulatory and application fees and follow various FCC rules that regulate, among other things:

     - political advertising;

     - children's programming;

     - the broadcast of obscene or indecent programming;

     - sponsorship identification; and

     - technical operations and equal employment opportunity requirements.

     Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of short, less than the maximum, renewal terms, or for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

     Review of Must Carry Rules. FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 require each television broadcaster to elect, at three-year intervals beginning October 1, 1993, to either:

     - require carriage of its signal by cable systems in the station's market which is referred to as must carry rules; or

     - negotiate the terms on which such broadcast station would permit transmission of its signal by the cable systems within its market which is referred to as retransmission consent.

     The United States Supreme Court upheld the must-carry rules in a 1997 decision. These must carry rights are not absolute, and their exercise is dependent on a variety of factors such as:

     - the number of active channels on the cable system;

     - the location and size of the cable system; and

     - the amount of programming on a broadcast station that duplicates the programming of another broadcast station carried by the cable system.

     Therefore, under certain circumstances, a cable system may choose to decline to carry a given station. We have elected must carry with respect to each of our stations which are each carried on the related cable system.

     Local Marketing Agreements. Under recently adopted FCC rules, the licensee of a television station providing more than 15% of another television station's programming under a local marketing agreement is considered to have an attributable interest in the other station for purposes of the FCC's national and local multiple ownership rules. The FCC also adopted a grandfathering policy providing that local marketing agreements that are in compliance with the previous FCC rules and policies and were entered into before November 5, 1996, would be permitted to continue in force until the FCC conducts its biennial review of regulations in 2004. Local marketing agreements entered into after November 5, 1996 but prior to the recently adopted FCC rules will be grandfathered until August 2001.

     Prior to the adoption of the FCC's new rules, we did, from time to time, enter into local marketing agreements, generally in connection with pending station acquisitions. By using local marketing agreements, we can provide programming and other services to a station that we have agreed to acquire before we receive all applicable FCC and other governmental approvals.

     Subject to ownership restrictions in the new FCC rules and policies, FCC rules and policies generally permit local marketing agreements if the station licensee retains ultimate responsibility for and control of the applicable station, including finances, personnel, programming and compliance with the FCC's rules and policies. We cannot be sure that we will be able to air all of our scheduled programming on a station with which we may have a local marketing agreement with, or that we would receive the revenue from the sale of advertising for such programming.

     Digital Television Services. The FCC has adopted rules for implementing digital television service in the United States. Implementation of digital television will improve the technical quality of television signals and provide broadcasters the flexibility to offer new services, including high-definition television and data broadcasting.

     The FCC has established service rules and adopted a table of allotments for digital television. Under the table, all eligible broadcasters with a full-power television station are allocated a separate channel for digital television operation. Stations will be permitted to phase in their digital television operations over a period of years following the adoption of a final table of allotments, after which they will be required to surrender their license to broadcast the analog, or non-digital television, signal. Affiliates of the top four networks in the top thirty markets are already required to be on the air with a digital signal. Our stations must be on the air with a digital signal by May 1, 2002. Under applicable law and regulation, television broadcasters must return their analog license to the government by 2006 unless specified conditions exist, that in effect, affect the public's limited access to digital television transmissions in a particular market.

     The Communications Act and the FCC's rules impose certain conditions on the FCC's implementation of digital television service. Among other requirements, the FCC must:

     - limit the initial eligibility for licenses to existing television broadcast licensees or permittees;

     - allow digital television licensees to offer ancillary and supplementary services; and

     - charge appropriate fees to broadcasters that supply ancillary and supplementary services for which such broadcasters derive certain non-advertising revenues.

     Equipment and other costs associated with the digital television transition, including the necessity of temporary dual-mode operations, will impose some near-term financial costs on television stations providing the services. The potential also exists for new sources of revenue to be derived from digital television. We cannot predict the overall effect the transition to digital television might have on our business.

     Children's Television Act. FCC rules limit the amount of commercial matter that a television station may broadcast during programming directed primarily at children 12 years old and younger. FCC rules further require television stations to serve the educational and informational needs of children 16 years old and younger through the stations' own programming as well as through other means. Television broadcasters must file periodic reports with the FCC to document their compliance with foregoing obligations.

     Other Pending FCC and Legislative Proceedings. In 1995, the FCC issued notices of proposed rulemaking proposing to modify or eliminate most of its remaining rules governing the broadcast network-affiliate relationship. The network-affiliate rules were originally intended to limit networks' ability to control programming aired by affiliates or to set station advertising rates and to reduce barriers to entry by networks. The dual network rule, which generally prevents a single entity from owning more than one broadcast television network, is among the rules under consideration in these proceedings. Although the Telecommunications Act substantially relaxed the dual network rule by providing that an entity may own more than one television network, none of the four major national television networks may merge with each other or acquire certain other networks in existence on February 8, 1996. We cannot predict how or when the FCC proceeding will be resolved or how those proceedings or the relaxation of the dual network rule may affect our business.

     The Satellite Home Viewer Act allows satellite carriers to deliver broadcast programming to subscribers who are unable to obtain television network programming over the air from local television stations. Congress recently amended the act to facilitate the ability of satellite carriers to provide subscribers with programming from both local and non-local television station. The FCC is conducting rulemaking proceedings to implement those legislative changes.

     On February 2, 2000, the FCC released a Report and Order in a proceeding that reexamined rules that previously required broadcast licensees to provide equal employment opportunities. The new rules generally require broadcast licensees to widely disseminate information on employment vacancies and to promote diversification in their employment. However, in contrast to prior practice, a station's employment profile will no longer be screened in conjunction with a station's license renewal application. The new rules supplement a broadcaster's obligation to refrain from racial or other prohibited discrimination in its employment practices under other applicable federal as well as state and local laws and regulations.

     Federal regulatory agencies and Congress from time to time consider proposals for additional or revised rules. We cannot predict the resolution of these issues or other issues discussed above, although their outcome could, over a period of time, affect, either adversely or favorable, the broadcasting industry generally or us specifically.

     The foregoing summary of FCC and other governmental regulations is not intended to be comprehensive. For further information concerning the nature and extent of federal regulation of broadcast stations, you should refer to the Communications Act, the Telecommunications Act, other Congressional acts, FCC rules and the public notices and rulings of the FCC.

EMPLOYEES

     At December 31, 1999, we had 331 employees, including 41 at KPLR in St. Louis who were subject to collective bargaining agreements. We believe that our relationships with our employees and the unions representing our unionized employees are good.

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "intend," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or the negative of such terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and the television broadcast industry's actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include those identified under "Risk Factors" in this Annual Report on Form 10-K.

     We are under no duty to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.

RISK FACTORS

     The following factors (in addition to others) could have a material and adverse impact on the Company's business:

     Our highly leveraged financial position poses the following risks to stockholders:

     - a substantial portion of our cash flow from operations will be required to service our indebtedness;

     - our ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, including acquisitions might be impeded; and

     - we are more vulnerable to economic downturns and our ability to withstand competitive pressures is limited.

     Our future cash flow might not be sufficient to meet our obligations and commitments. If we do not meet our interest obligations under our credit agreement or indentures, or if we otherwise default under these instruments, our debt may be accelerated under these instruments as well as other debt instruments we have. In addition, because we are highly leveraged, our ability to respond to market conditions or meet extraordinary capital needs may be limited. If we are unable to generate sufficient cash flow from operations to meet our obligations and commitments, we will be required to refinance or restructure our indebtedness or raise additional debt or equity capital. Additionally, we may be required to sell material assets or operations or delay or forego acquisitions. The alternative strategies might not be effected on satisfactory terms, if at all.

     Our credit agreement and our subsidiaries' indentures contain restrictive covenants that may limit our ability to:

     - incur additional debt;

     - pay dividends;

     - merge, consolidate or sell assets;

     - make acquisitions or investments; or

     - change the nature of our business.

     Our credit agreement and indentures also require us to maintain certain financial covenants, including specified financial tests. Without lender consents, or if we do not meet these tests, we may not be able to make acquisitions as planned or meet general or extraordinary capital needs.

     Our growth could be limited if we are unable to successfully implement our acquisition plans. Our ability to acquire additional television stations is affected by the following:

     - many competing acquirers have greater resources available to make such acquisitions than we have;

     - desired stations might not be available for purchase;

     - we might be unable to obtain The WB Network affiliation for all of the stations we acquire;

     - we might not have the financial resources necessary to acquire additional stations;

     - we might be unable to obtain FCC approval of the assignments or transfers of control of FCC licenses; and

     - the law limits the number and location of broadcasting properties that any one person or entity, including its affiliates, may own and could limit our ability to pursue desired stations.

     Mr. Kellner's consulting agreement provides that he may perform services for other businesses unaffiliated with ours that, in certain limited circumstances, may be competitive. Because of Mr. Kellner's experience in the television broadcast industry, if Mr. Kellner provides services to a competing business, it could materially affect our operations.

     Mr. Kellner's ownership and position at The WB Network could create conflicts with his position with us if our interests differ from those of The WB Network. Because Mr. Kellner is both our Chief Executive Officer and The WB Network's Chief Executive Officer, The WB Network requires that he recuse himself from any material transaction between The WB Network and us. Additionally, due to his responsibilities with The WB Network, Mr. Kellner might have limited time available to devote to us.

     If our relationship with The WB Network changes in an adverse manner, or if The WB Network's success diminishes, it might have a material adverse effect on our ability to generate advertising revenue on which our business is dependent. For example, The WB Network might not renew or might adversely change any of our station affiliation agreements. Also, by aligning ourselves closely with The WB Network, we might forego other opportunities that could provide diversity of our network affiliation and avoid dependence on a single network.

     If we cannot acquire future syndicated programming rights or if such syndicated programming is available only at significantly increased costs, our operating costs could increase or our ratings and revenues could decline. Additionally, if currently licensed programming or programming we license in the future fails to capture favorable audience ratings, our revenues could be adversely affected.

     If we experience a significant decline in broadcast cash flow from KPLR we will not have any positive cash flow and will not be able to fulfill our current and future obligations and commitments. Due to negative net cash flow at our start-up stations, broadcast cash flow from KPLR accounted for more than 100% of our total broadcast cash flow in 1999.

     The required conversion of the broadcast industry to provide digitally transmitted television signals will require us to make significant capital expenditures which may not be balanced by consumer demand for digital television. The FCC requires us to provide a digitally transmitted signal by 2002 for all of our stations and, generally, to stop using analog signals on the stations by 2006. Although we have begun preparations to make the transition to digital television by entering into lease agreements to install digital television antennas and transmitters, we are unable to predict how much the entire transition will cost and how long it will take. Because digital television is generally available only in some of the top-ten viewing markets, we are unable to predict what the consumer demand for digital division will be or when the demand will arise.

ITEM 2.  PROPERTIES

     All of our leased studio, office and tower facilities are leased pursuant to long-term leases. We believe that all facilities and equipment are adequate, with minor changes and additions, for conducting operations as presently contemplated. Set forth below is information with respect to our studios and other facilities for our current stations. Information as to tower size reflects the height above average terrain of the antenna radiation center.

LOCATION                                                      APPROXIMATE SIZE    OWNERSHIP
--------                                                      ----------------    ---------
St. Louis, Missouri
  Corporate office facilities...............................   1,500 sq. ft.      Leased
  Studio and office facilities(1)...........................  36,000 sq. ft.      Owned
  Tower.....................................................     1,011 ft.        Leased
Portland, Oregon
  Studio and office facilities..............................  15,255 sq. ft.      Owned
  Tower.....................................................     1,785 ft.        Leased
  Digital Tower(3)..........................................      159 ft.         Owned
Knoxville, Tennessee
  Studio and office facilities..............................   8,000 sq. ft.      Leased
  Tower(2)..................................................     2,399 ft.        Owned

LOCATION                                                      APPROXIMATE SIZE    OWNERSHIP
--------                                                      ----------------    ---------
Salt Lake City, Utah
  Studio and office facilities..............................   9,500 sq. ft.      Leased
  Tower.....................................................     3,839 ft.        Leased
  Digital Tower(3)..........................................      386 ft.         Owned
Ft. Myers -- Naples, Florida
  Studio and office facilities..............................   5,000 sq. ft.      Leased
  Tower.....................................................     1,000 ft.        Leased
Albuquerque -- Santa Fe, New Mexico
  Studio and office facilities (joint for KWBQ and KASY)....   9,000 sq. ft.      Owned
  Tower (KWBQ)..............................................     1,234 ft.        Leased
  Tower (KASY)..............................................     4,187 ft.        Leased
Dayton, Ohio
  Studio and office facilities..............................  14,150 sq. ft.      Owned
  Tower.....................................................      485 ft.         Owned
Green Bay -- Appleton, Wisconsin
  Studio and office facilities..............................   2,640 sq. ft.      Leased
  Tower(2)..................................................      660 ft.         Leased
Champaign -- Springfield -- Decatur, Illinois
  Studio and office facilities..............................   9,600 sq. ft.      Owned
  Tower.....................................................     1,030 ft.        Owned
Santa Ana, California
  Corporate office facilities...............................   3,000 sq. ft.      Leased

---------------
(1) Excludes 30,000 square feet of apartment space located above the studio and office facilities.

(2) Tower owned on leased property.

(3) Represents partnership interests in digital television towers in the Salt Lake City and Portland markets.

ITEM 3.  LEGAL PROCEEDINGS

     We are currently, and from time to time, involved in litigation incidental to the conduct of our business. We maintain comprehensive general liability and other insurance that we believe to be adequate for the purpose. We are not currently a party to any lawsuit or proceeding that we believe could have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the security holders during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information about our executive officers at December 31, 1999.

NAME                                   AGE                           POSITION
----                                   ---                           --------
Jamie Kellner........................  52    Chairman of the Board and Chief Executive Officer
Douglas Gealy........................  39    President, Chief Operating Officer and Director
Thomas Allen.........................  47    Executive Vice President, Chief Financial Officer and
                                             Director
Edward Danduran......................  47    Vice President, Controller

     Jamie Kellner is a founder of ACME and has served as our Chief Executive Officer and Chairman of the Board since 1997. Mr. Kellner is also a founder, Chief Executive Officer and partner of The WB Network since 1993. Previously, Mr. Kellner was President of Fox Broadcasting Company since its inception in 1986 to 1993.

     Douglas Gealy is a founder of ACME and has served as our President and Chief Operating Officer and as a member of our Board since 1997. Since December of 1996, Mr. Gealy has been involved in development activities for ACME. Before founding ACME, Mr. Gealy served for one year as Executive Vice President of Benedek Broadcasting Corporation. From 1991 to 1996, Mr. Gealy was a Vice President and General Manager of WCMH and its local marketing agreement, WWHO, both in Columbus, Ohio, and following the acquisition of these stations by NBC, served as President and General Manager of these stations.

     Thomas Allen is a founder of ACME and has served as our Executive Vice President and Chief Financial Officer and as a member of our Board since 1997. Since June 1996, Mr. Allen has been involved in development activities for ACME. From August 1993 to May 1996, Mr. Allen was the Chief Operating Officer and Chief Financial Officer for Virgin Interactive Entertainment. Before that Mr. Allen served as Senior Vice President and Chief Financial Officer of the Fox Broadcasting Company from 1986 to 1993.

     Edward Danduran has been our Vice President and Controller since July 1997. From November 1995 until April 1997, Mr. Danduran was a Financial Consultant for Virgin Interactive Entertainment, Inc. From 1989 to 1995, Mr. Danduran was the Chief Financial Officer of Phoneby, a business communications company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the NASDAQ National Market under the symbol ACME. The high sale price of the common stock during the fourth quarter of 1999, its initial quarter of trading, was $39.625 and the low sale price during the same period was $27.000. As of March 15, 2000, there were 57 stockholders of record.

     We have not declared or paid any cash dividends or distributions on our common stock since our inception. We anticipate that, for the foreseeable future, all earnings will be retained for use in our business and no cash dividends will be paid on our common stock. Any payment of future cash dividends on our common stock will be dependent upon the ability of our subsidiaries to pay dividends or make cash payments or advances to us. Our credit agreement and our subsidiaries' indentures impose restrictions on our subsidiaries' ability to make these payments. Our ability to pay future dividends will also be subject to restrictions under any future debt obligations and other factors that our board of directors deems relevant.

     On September 27, 1999, the Board of Directors of ACME Communications, Inc. (the "Company") approved a merger and reorganization (the "Reorganization") pursuant to a single integrated plan for the capitalization of the Company, following which the Company owned directly or indirectly 100% of the membership units of each of ACME Television Holdings, LLC and ACME Intermediate Holdings, LLC. We relied on Rule 506 of the Securities Act of 1933, as amended, as an exemption from registration for the issuance of 4,850,129 shares of our common stock in the Reorganization in exchange for: (1) all of the convertible debentures of ACME Television Holdings, LLC; (2) the membership units representing approximately 6% of ACME Intermediate Holdings, LLC; and (3) all of the convertible debentures and preferred membership units of another subsidiary of ACME Television Holdings, LLC which owned approximately 2% of ACME Intermediate Holdings, LLC. We believe that Rule 506 exempted the securities issuances in the exchange described above because such issuances satisfied all of the terms and conditions of Rule 501 and 502 of the Securities Act of 1933, as amended, and such issuances were made to persons who were accredited investors as defined in Rule 501 of the Securities Act of 1933, as amended.

     We also relied on Section 4(2) of the Securities Act of 1933, as amended, to exempt from registration the remaining issuances of 6,899,871 shares of common stock that were issued in the Reorganization in connection with the merger of our subsidiary with and into ACME Television Holdings, LLC. We believe that Section 4(2) exempted the issuance of these securities because the issuance was a transaction by the issuer that was not a public offering of securities.

     All transactions contemplated as part of the Reorganization closed on October 5, 1999.

ITEM 6.  SELECTED FINANCIAL DATA

     Following is ACME Communications' inception-to-date selected consolidated financial data. This data is derived from the audited Consolidated Financial Statements of the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto (located at Item 8 of this filing) and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" (located at Item 7 of this filing).

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1997          1998          1999
                                                         ----------    ----------    ----------
                                                                     (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net revenues...........................................  $   11,347    $   43,928    $   60,008
Operating expenses:
  Station operating expenses...........................      10,158        32,973        45,675
  Depreciation and amortization........................       1,215        11,355        17,325
  Corporate............................................       1,415         2,627         6,398
  Equity-based compensation(1).........................          --            --        39,688
                                                         ----------    ----------    ----------
Operating loss.........................................      (1,441)       (3,027)      (49,078)
Other income (expenses):
  Interest income......................................         287           231           499
  Interest expense.....................................      (6,562)      (23,953)      (28,694)
  Gain on sale of assets...............................          --         1,112           (11)
  Other................................................          --          (380)           --
                                                         ----------    ----------    ----------
Loss before income taxes and minority interest.........      (7,716)      (26,017)      (77,284)
Income tax benefit.....................................          --         2,393         4,420
                                                         ----------    ----------    ----------
Loss before minority interest..........................      (7,716)      (23,624)      (72,864)
  Minority interest....................................         237         1,684         2,085
                                                         ----------    ----------    ----------
     Net loss..........................................  $   (7,479)   $  (21,940)   $  (70,779)
                                                         ==========    ==========    ==========
Pro forma net loss per share:
Loss before income taxes and minority interest, as
  reported.............................................  $   (7,716)   $  (26,017)   $  (77,284)
Pro forma tax benefit..................................          --         8,398        12,259
                                                         ----------    ----------    ----------
Loss before minority interest..........................      (7,716)      (17,619)      (65,025)
Pro forma minority interest allocation.................         237         1,385         1,629
                                                         ----------    ----------    ----------
Pro forma net loss.....................................  $   (7,479)   $  (16,234)   $  (63,396)
                                                         ==========    ==========    ==========
Pro forma net loss per share, basic and diluted........  $    (4.40)   $    (3.22)   $    (7.96)
                                                         ==========    ==========    ==========
Basic and diluted weighted average common shares
  outstanding..........................................   1,701,370     5,045,256     7,961,379
                                                         ==========    ==========    ==========

BALANCE SHEET DATA (AS OF DECEMBER 31, 1997, 1998 AND 1999):

Total assets...........................................  $  220,475    $  286,827    $  407,707
Long-term debt(2)......................................     192,452       225,728       217,078
Total stockholders' equity.............................      16,306         1,413       126,835

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1997          1998          1999
                                                         ----------    ----------    ----------
SUPPLEMENTAL FINANCIAL DATA:
Broadcast cash flow and adjusted EBITDA(3):
  Operating loss.......................................  $   (1,441)   $   (3,027)   $  (49,078)
  Add back:
     Equity-based compensation.........................          --            --        39,688
     Depreciation and amortization.....................       1,215        11,355        17,325
     LMA Fees..........................................          --           228            28
     Amortization of program rights....................       1,433         5,321         8,475
     Corporate expenses................................       1,415         2,627         6,398
     Adjusted program payments(3)......................      (1,598)       (5,124)       (8,441)
                                                         ----------    ----------    ----------
       Broadcast cash flow.............................       1,024        11,380        14,395
  Less:
     Corporate expenses................................       1,415         2,627         6,398
                                                         ----------    ----------    ----------
       Adjusted EBITDA.................................  $     (391)   $    8,753    $    7,997
Broadcast cash flow margin(3)..........................         9.0%         25.9%         24.0%
Adjusted EBITDA margin(3)..............................         n/m          19.9%         13.3%
CASH FLOWS PROVIDED BY (USED IN):
Operating activities...................................  $     (599)   $      319    $    4,324
Investing activities...................................  $ (191,730)   $  (20,879)   $  (80,705)
Financing activities...................................  $  201,153    $   12,737    $   99,226

---------------
(1) Equity-based compensation for 1999 is comprised of station operating expenses and corporate expenses of $132,000 and $39.6 million, respectively.

(2) Includes the Company's 12% senior secured discount notes, the 10 7/8% senior discount notes, convertible debt, revolving credit facility and capital lease obligations.

(3) We define:

     - broadcast cash flow as operating income, plus equity-based compensation, depreciation and amortization, LMA fees, amortization of program rights, and corporate expenses, less program payments -- the latter as adjusted to reflect reductions for liabilities relating to expired rights or rights which have been written-off in connection with acquisitions;

     - adjusted EBITDA as broadcast cash flow less corporate expenses;

     - broadcast cash flow margin is broadcast cash flow as a percentage of net revenues; and

     - adjusted EBITDA margin is adjusted EBITDA as a percentage of net revenues.

     We have included broadcast cash flow, broadcast cash flow margin, adjusted EBITDA and adjusted EBITDA margin data because management believes that these measures are useful to an investor to evaluate our ability to service debt and to assess the earning ability of our stations' operations. However, you should not consider these items in isolation or as substitutes for net income, cash flows from operating activities or other statement of operations or cash flows data prepared in accordance with generally accepted accounting principles. These measures are not necessarily comparable to similarly titled measures employed by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We derive revenues primarily from the sale of advertising time to local, regional and national advertisers. Our revenues depend on popular programming that attracts audiences in the demographic groups targeted by advertisers, allowing us to sell advertising time at satisfactory rates. Our revenues also depend significantly on factors such as the national and local economy and the level of local competition.

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

     Our primary ongoing operating expenses are programming costs, employee compensation, advertising and promotion expenditures and depreciation and amortization. Programming expense consists primarily of amortization of broadcast rights relating to syndicated programs as well as news production and sports rights fees. Changes in employee compensation expense result primarily from increases in total staffing levels, from adjustments to fixed salaries based on individual performance and inflation and from changes in sales commissions paid to our sales staff based on levels of advertising revenues. Advertising and promotion expenses consist primarily of media and related production costs resulting from the promotion of our stations and programs. This amount is net of any reimbursement received or due to us for such advertisement and promotion from The WB Network or from other program suppliers.

RESULTS OF OPERATIONS

  Years Ended December 31, 1999 compared to Year Ended December 31, 1998

     Net revenues for the year ended December 31, 1999 increased $16.1 million (37%) to $60.0 million as compared to $43.9 million for the year ended December 31, 1998. This increase is due primarily to increases in revenues at each operating station, and to a lesser extent, to stations acquired or launched during 1999. Increases in revenue were driven primarily by increased ratings, distribution and higher unit prices.

     Station operating expenses increased in 1999 to $45.7 million compared to $33.0 million in 1998. This increase of $12.7 million (38%) was due to increased programming expenses at many of our stations coupled with the impact of newly acquired or launched stations during 1999.

     Corporate expenses for 1999 increased to $6.4 million from $2.6 million in 1998. This increase reflects a $3.0 million charge relating to IPO bonuses paid primarily to the Company's senior management founders and to increased staffing to support the additional stations launched or acquired in 1999.

     Equity-based compensation of $39.7 million in 1999 relates to a charge reflecting the fully vested common stock issued in exchange for the management carry units that were issued in June 1997 to our senior management members in connection with the Company's initial public offering in September 1999. There was no such expense in 1998.

     Depreciation and amortization expense for the year was $17.3 million compared to $11.4 million for 1998. This $5.9 million increase reflects the amortization of intangible assets relating to newly acquired or launched stations in 1999 along with increased depreciation relating to newly built stations and ongoing upgrades of existing facilities.

     Interest expense for the current year was $28.7 million compared to $24.0 million for 1998. This increase in interest expense relates to increasing balances under the company's 10 7/8% Senior Discount Notes due 2004 (the "Television Notes") and 12% Senior Secured Discount Notes due 2005 (the "Intermediate Notes", and together with the Television Notes, the "Senior Notes"), increased borrowings on the revolving credit facility, and interest expense associated with the Bridge Loan. The Bridge Loan and the increased borrowings under the revolving credit facility were both obtained to help finance the purchase of WBDT, WBUI and WIWB, both of which were repaid with proceeds from the Company's initial public offering of its common stock ("IPO") in October 1999.

     In 1998, the Company sold its interest in a construction permit for a station in the Springfield, Missouri market at a gain of $1.1 million.

     Prior to the Reorganization, ACME Television Holdings, LLC was a limited liability company, therefore, no income taxes have been provided for its operations other than at its subsidiary ACME Television of Missouri, Inc. which is a C corporation subject to federal and state taxation. Any liability or benefit from the Company's non-taxable entities' consolidated income or loss is the responsibility of, or benefit to, the individual members.

     In conjunction with the Reorganization, the Company terminated its non-taxable status. In conjunction with this termination, the Company recorded deferred tax assets and liabilities at the termination date for the difference between the financial statement carrying amount and tax bases of assets and liabilities.

     The tax benefit for 1999 was $4.4 million, including the impact of the termination of the Company's non-taxable status, compared to a tax benefit of $2.4 million in 1998. The increase relates primarily to the effect of the Company's taxable status in the fourth quarter of 1999.

     Minority interest represents the allocation of the loss for the respective periods to the minority interest holders of our subsidiary ACME Intermediate Holdings, LLC. Effective with the Company's September 1999 reorganization, the minority interest holders exchanged their membership units of ACME Intermediate Holdings, LLC for stock in ACME Communications, Inc. The amount allocated to minority interests for 1999 reflects allocations through September 1999, excluding equity-based compensation charges, which were not allocated the minority interest.

     Our broadcast cash flow for 1999 was $14.4 million, compared to an $11.4 million broadcast cash flow in 1998. This increase is primarily attributable to the profitable operations at all of our stations that existed at the end of 1998, offset by start-up losses of approximately $700,000 at station KWBQ, which launched in March 1999 and approximately $2.6 million at our three early-stage development stations serving Dayton, Green Bay-Appleton and Champaign-Decatur acquired from Paxson Communications in June 1999.

     Our net loss for the current year was $70.8 million as compared with the $21.9 million loss incurred in 1998, an increase of $48.9 million. This increased loss is primarily the result of the equity-based compensation charge incurred in conjunction with our IPO along with increased interest, depreciation and amortization expenses, net of improved broadcast cash flow.

  Years Ended December 31, 1998 compared to Year Ended December 31, 1997

     Net revenues for the year ended December 31, 1998 increased $32.6 million, or 287%, to $43.9 million as compared to $11.3 million for the year ended December 31, 1997. The most significant reason for this increase is that our 1997 net revenues included only the fourth quarter results of KPLR, which we began managing on October 1, 1997, compared to 1998, which included KPLR's full year results. Also favorably impacting the 1998 comparison to 1997 was our fourth quarter 1997 launch of WBXX, the second quarter 1998 launch of KUWB, increased revenues at KWBP and our acquisition of WTVK, which we began operating in March 1998.

     Station operating expenses increased to $33.0 million compared to the prior year's operating expenses of $10.2 million, or 224%. Station operating and corporate expenses increased significantly in 1998 due to the significant increase in the number of stations we added or launched since the third quarter of 1997.

     Depreciation and amortization expense for the year includes $9.4 million in the amortization of intangible assets. As of December 31, 1997, only KWBP and WBXX stations had been acquired and, accordingly, there was only $874,000 in amortization expense for that period.

     Interest expense for 1998 was $24.0 million, primarily representing the amortization of original issuance discount of our 10 7/8% senior discount notes, 12% senior secured discount notes and interest on our 10% convertible debentures, along with related amortization of prepaid financing costs. The interest expense of $6.6 million for 1997 represents primarily the interest expense on the 10 7/8% senior discounted notes and 12% senior secured notes, which were outstanding only during the fourth quarter of the year and interest on the convertible debentures, which were issued in June 1997 and therefore were outstanding for only a little more than six months during 1997.

     Station KPLR is our only operating C corporation. During 1993, KPLR, after deduction of allocable interest charges, generated a net taxable loss. The deferred tax benefit corresponding to that loss was $2.4 million.

     Our net loss for 1998 was $21.9 million compared to a net loss of $7.5 million for 1997. This increased net loss is due primarily to the increased amortization of intangible assets relating to our newly acquired and launched stations and the substantially increased interest expense incurred in connection with the September 1997 issuance of long-term debt to finance our acquisitions. These increased expenses were offset by improved operating performance which is attributable to the inclusion of the full year operating results of KPLR.

     Our broadcast cash flow for 1998 was $11.4 million, compared to a $1.0 million broadcast cash flow in 1997. This increase is primarily attributable to the profitable operations of KPLR -- only the fourth quarter operating results of KPLR are included in our full year 1997 results, whereas KPLR's full year results are included in our 1998 results. To a lesser extent, the increase in broadcast cash flow is due to significantly reduced losses at KWBP for 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities were $4.3 million for the year ended December 31, 1999 compared to net cash provided by operating activities of $319,000 for 1998, an increase of $4.0 million. The increase was primarily due to higher broadcast cash flows offset by increases in working capital needs.

     Net cash used in investing activities were $80.7 million for the year ended December 31, 1999. The major cash flows used in investing activities during 1999 related to the Company's acquisition stations KASY, WBDT, WIWB and WBUI, the build-out of KWBQ, launched in March 1999, ongoing capital expenditures at the Company's other stations and the acquisition of a 25% membership interests in digital facilities in Portland and Salt Lake City. During 1998, the Company used $20.9 million in investing activities, related primarily to the Company's acquisition of WTVK in June 1998, and to capital expenditures which principally related to the build-out of Station KUWB. These 1998 outflows were partially offset by the purchase and subsequent sale at a gain of $1.1 million of the construction permit for Channel 31 serving Springfield, Missouri.

     Net cash provided by financing activities of $99.2 million relate primarily to the Company's October 1999 initial public offering, which generated $105.3 million in net proceeds to the Company, less net repayments on the Company's revolving credit facility of $8 million. In 1998, cash flows provided by financing were $12.7 million related primarily to net bank borrowings in connection with our acquisition of Station WTVK.

     The Company's revolving credit facility allows for borrowings up to $40.0 million, dependent upon our meeting certain financial ratio tests as delineated in the credit agreement. The revolving credit facility can be used to fund future acquisitions of broadcast stations and for general corporate purposes. At December 31, 1999, no borrowings were outstanding under the agreement, approximately $39 million was available. At December 31, 1998, $8.0 million was outstanding under the facility.

     The Company also has capital lease facilities in the aggregate amount of $20 million. Borrowings under these facilities are generally repaid over five years. At December 31, 1998, amounts due under the facilities were $5.5 million and bore an implicit average interest rate of 8.73%. As of December 31, 1999, amounts due under the facilities were $7.4 million bearing an implicit average interest rate of 8.86% per annum.

     The Company believes that existing cash balances, funds generated from operations and borrowings under its credit agreement and capital lease facilities, if necessary, will be sufficient to satisfy the Company's cash requirements for its existing operations for at least the next twelve months. The Company expects that any future acquisitions of television stations would be financed through these same sources and, if necessary, through additional debt and equity financings. However, there is no guarantee that such additional debt and/or equity will be available or available at terms acceptable to the Company.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's revolving credit facility has a variable interest rate. Accordingly, the Company's interest expense could be materially affected by future fluctuations in the applicable interest rate. The Company had no borrowings outstanding as of December 31, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
ACME Communications, Inc.:

     We have audited the accompanying consolidated balance sheets of ACME Communications, Inc. and subsidiaries as of December 31, 1999 and December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedules listed in the index of Item 14. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACME Communications, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          /s/ KPMG LLP

Los Angeles, California
February 17, 2000

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               AS OF DECEMBER 31,
                                                              --------------------
                                                                1998        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  1,001    $ 23,846
  Accounts receivable, net..................................    10,842      14,090
  Current portion of programming rights.....................     6,357      11,331
  Prepaid expenses and other current assets.................       414       2,026
  Deferred income taxes.....................................     2,556       2,448
                                                              --------    --------
     Total current assets...................................    21,170      53,741
Property and equipment, net.................................    16,441      25,116
Programming rights, net of current portion..................     8,046      14,704
Intangible assets, net......................................   222,987     303,812
Other assets................................................    18,146      10,201
Deposits....................................................        37         133
                                                              --------    --------
       Total assets.........................................  $286,827    $407,707
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $  4,425    $  5,570
  Accrued liabilities.......................................     4,210       8,231
  Current portion of programming rights payable.............     7,649      10,727
  Current portion of lease obligations......................     1,273       1,617
                                                              --------    --------
     Total current liabilities..............................    17,557      26,145
Programming rights payable, net of current portion..........     6,512      13,605
Lease obligations, net of current portion...................     4,199       5,796
Other liabilities...........................................     4,671         297
Deferred income taxes.......................................    29,986      25,364
Revolving credit facility...................................     8,000          --
Convertible debt............................................    24,756          --
10 7/8% senior discount notes...............................   145,448     161,695
12% senior secured notes....................................    42,052      47,970
                                                              --------    --------
     Total liabilities......................................   283,181     280,872
                                                              --------    --------
Minority interest...........................................     2,233          --
Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
     authorized, no shares issued and outstanding...........        --          --
  Common stock, $.01 par value; 16,750,000 shares issued and outstanding at December 31, 1999 and 5,180,051 issued
     and outstanding at December 31, 1998...................        52         168
  Additional paid-in capital................................    30,780     130,279
  Accumulated deficit.......................................   (29,419)     (3,612)
                                                              --------    --------
     Total stockholders' equity.............................     1,413     126,835
                                                              --------    --------
       Total liabilities and stockholders' equity...........  $286,827    $407,707
                                                              ========    ========

             See the notes to the consolidated financial statements

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1997          1998          1999
                                                         ----------    ----------    ----------
                                                                     (IN THOUSANDS)
Net revenues...........................................  $   11,347    $   43,928    $   60,008
Operating expenses:
  Station operating expenses...........................      10,158        32,973        45,675
  Depreciation and amortization........................       1,215        11,355        17,325
  Corporate............................................       1,415         2,627         6,398
  Equity-based compensation(1).........................          --            --        39,688
                                                         ----------    ----------    ----------
     Operating loss....................................      (1,441)       (3,027)      (49,078)
Other income (expenses)
  Interest income......................................         287           231           499
  Interest expense.....................................      (6,562)      (23,953)      (28,694)
  Gain (loss) on sale of asset.........................          --         1,112           (11)
  Other................................................          --          (380)           --
                                                         ----------    ----------    ----------
Loss before income taxes and minority interest.........      (7,716)      (26,017)      (77,284)
Income tax benefit.....................................          --         2,393         4,420
                                                         ----------    ----------    ----------
Loss before minority interest..........................      (7,716)      (23,624)      (72,864)
     Minority interest.................................         237         1,684         2,085
                                                         ----------    ----------    ----------
       Net loss........................................  $   (7,479)   $  (21,940)   $  (70,779)
                                                         ==========    ==========    ==========
Pro forma net loss per share (unaudited):
Loss before income taxes and minority interest, as
  reported.............................................  $   (7,716)   $  (26,017)   $  (77,284)
Pro forma tax benefit..................................          --         8,398        12,259
                                                         ----------    ----------    ----------
Loss before minority interest..........................      (7,716)      (17,619)      (65,025)
Pro forma minority interest allocation.................         237         1,385         1,629
                                                         ----------    ----------    ----------
     Pro forma net loss................................  $   (7,479)   $  (16,234)   $  (63,396)
                                                         ==========    ==========    ==========
Pro forma net loss per share, basic and diluted........  $    (4.40)   $    (3.22)   $    (7.96)
                                                         ==========    ==========    ==========
Basic and diluted weighted average common shares
  outstanding..........................................   1,701,370     5,045,256     7,961,379
                                                         ==========    ==========    ==========

---------------
(1) Equity-based compensation is comprised of station operating expenses and corporate expenses of $132,000 and $39.6 million, respectively, in 1999.

             See the notes to the consolidated financial statements

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                   COMMON STOCK     ADDITIONAL                     TOTAL
                                                  ---------------    PAID-IN     ACCUMULATED   STOCKHOLDERS'
                                                  SHARES   AMOUNT    CAPITAL       DEFICIT        EQUITY
                                                  ------   ------   ----------   -----------   -------------
                                                                        (IN THOUSANDS)
Balance at December 31, 1996...................       --     --      $     --     $     --       $     --
  Issuance of common stock, net................    4,074     41        23,744           --         23,785
  Net loss.....................................       --     --            --       (7,479)        (7,479)
                                                  ------    ---      --------     --------       --------
Balance at December 31, 1997...................    4,074     41        23,744       (7,479)        16,306
  Issuance of common stock, net................    1,106     11         7,036           --          7,047
  Net loss.....................................       --     --            --      (21,940)       (21,940)
                                                  ------    ---      --------     --------       --------
Balance at December 31, 1998...................    5,180     52        30,780      (29,419)         1,413
  Equity-based compensation....................    1,720     17        39,671           --         39,688
  Issuance of stock options in exchange for
    long-term incentive plan...................       --     --           738           --            738
  Conversion of convertible debt...............    3,926     40        29,200           --         29,240
  Acquisition of minority interest.............      924      9        21,241           --         21,250
  Initial public offering......................    5,000     50       105,235           --        105,285
  Elimination of accumulated deficit during
    non-taxable period. .......................       --     --       (96,586)      96,586             --
  Net loss.....................................       --     --            --      (70,779)       (70,779)
                                                  ------    ---      --------     --------       --------
Balance at December 31, 1999...................   16,750    168      $130,279     $ (3,612)      $126,835
                                                  ======    ===      ========     ========       ========

             See the notes to the consolidated financial statements

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1997         1998        1999
                                                            ---------    --------    --------
                                                                     (IN THOUSANDS)
Cash flows from operating activities:
  Net loss................................................  $  (7,479)   $(21,940)   $(70,779)
  Adjustments to reconcile net loss to net cash provided
     by (used in operating activities:
  Depreciation and amortization...........................      1,215      11,355      17,325
  Amortization of program rights..........................      1,433       5,321       8,475
  Amortization of debt issuance costs.....................        445         989       1,044
  Amortization of discount on 10 7/8% senior discount
     notes................................................      3,463      14,170      16,247
  Amortization of discount on 12% senior secured notes....      1,213       5,189       5,918
  Minority interest allocation............................       (237)     (1,684)     (2,085)
  Equity-based compensation...............................         --          --      39,688
  Long-term incentive compensation........................         --          --         738
  Deferred income tax.....................................         --      (2,393)     (4,420)
  (Gain) loss on sale of assets...........................         --      (1,112)         11
Changes in assets and liabilities:
  Increase in accounts receivables, net...................       (888)     (5,479)     (3,248)
  (Increase) decrease in prepaid expenses.................     (3,060)        364        (622)
  (Increase) decrease in due from affiliates..............         (7)          7          --
  (Increase) decrease in other assets.....................         --        (576)       (105)
  Increase in accounts payable............................      3,363          59       1,145
  Increase in accrued expenses............................        651       2,639       4,021
  Payments for programming rights.........................     (1,758)     (6,588)     (9,936)
  Increase (decrease) in other liabilities................      1,047          (2)        907
                                                            ---------    --------    --------
     Net cash provided by (used in) operating
       activities.........................................       (599)        319       4,324
                                                            ---------    --------    --------
Cash flows from investing activities:
  Purchases of property and equipment.....................     (6,077)     (8,320)     (8,587)
  Purchases of and deposits for station interests.........   (175,129)    (16,675)    (68,470)
  Cash acquired in acquisition -- St. Louis...............         --         779          --
  Proceeds from sale of station interest..................         --       3,337          --
  Purchase of digital tower interests.....................         --          --      (3,486)
  Other...................................................    (10,524)         --        (162)
                                                            ---------    --------    --------
     Net cash used in investing activities................   (191,730)    (20,879)    (80,705)
                                                            ---------    --------    --------

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1997         1998        1999
                                                            ---------    --------    --------
                                                                     (IN THOUSANDS)
Cash flows from financing activities:
  Increase in revolving credit facility...................         --      11,000      32,000
  Increase in bridge loan.................................         --          --      15,000
  Payments on revolving credit facility...................         --      (3,000)    (40,000)
  Payments on bridge loan.................................         --          --     (15,000)
  Proceeds from capital lease facilities..................         --       5,375       3,173
  Payments on capital lease facilities....................        (97)       (638)     (1,232)
  Proceeds from initial public offering...................         --          --     115,000
  Costs of initial public offering........................         --          --      (9,715)
  Issuance of members' capital............................     19,385          --
  Issuance of convertible debentures......................     24,756          --          --
  Issuance of 10 7/8% senior discount notes...............    127,370          --          --
  Issuance of 12% senior secured notes....................     35,650          --          --
  Debt issuance costs.....................................    (10,065)         --          --
  Minority interest.......................................      4,154          --          --
                                                            ---------    --------    --------
     Net cash provided by financing activities............    201,153      12,737      99,226
                                                            ---------    --------    --------
  Net increase (decrease) in cash.........................      8,824      (7,823)     22,845
  Cash at beginning of period.............................         --       8,824       1,001
                                                            ---------    --------    --------
  Cash at end of period...................................  $   8,824    $  1,001    $ 23,846
                                                            =========    ========    ========
Supplemental disclosures of cash flow information:
  Cash Payments for:
     Interest.............................................  $     514    $    864    $  2,591
     Taxes................................................  $      --    $     70    $     80
Non-Cash Transactions:
     Program rights in exchange for program rights
       payable............................................      5,195      24,066      20,107
     Issuance of equity in purchase transactions..........      4,400       7,047          --
     Use of deposit as consideration for purchase
       transaction........................................         --     143,000          --
     Exchange of note receivable and option deposit as
       purchase consideration for station interest........         --          --       7,000
     Acquisition of minority interest of ACME Intermediate
       Holdings, LLC......................................         --          --      21,250
     Conversion of Convertible Debentures into common
       stock..............................................  $      --    $     --    $ 29,240
                                                            =========    ========    ========

             See the notes to the consolidated financial statements

(1) DESCRIPTION OF THE BUSINESS AND FORMATION

  Formation and Presentation

     ACME Communications, Inc. (the "Company") was formed on July 23, 1999, in preparation for and in conjunction with an initial public offering of its stock.

     On September 27, 1999, the Board of Advisors of ACME Television Holdings, LLC and its members and the Board of Directors of the Company and its stockholder approved a merger and reorganization (the "Reorganization"), whereby the Company became the direct parent of ACME Television Holdings. As a result of the Reorganization, the Company is the ultimate parent of ACME Intermediate Holdings, LLC ("ACME Intermediate"), and its wholly-owned subsidiary ACME Television, LLC ("ACME Television"). All transactions contemplated as part of the Reorganization closed on October 5, 1999.

     Among the significant transactions of the Reorganization were the exchange of shares of the Company's common stock for members' units, management carry units ("MCU's") and convertible debt of ACME Television Holdings. The common stock exchanged for members' units in ACME Television Holdings was recorded at historical cost. The management carry units were treated as a variable compensation plan. As the number of shares of common stock issued to the holders of the management carry units were fixed and fully vested, compensation expense was recorded for the difference between the fair value of the shares issued and the MCU expense previously recorded. The convertible debt was converted pursuant to its original conversion terms, and accordingly, no gain or loss was recognized. Also, the Company acquired the minority interest in ACME Intermediate Holdings for 923,938 shares of the Company's common stock. The acquisition of the minority interest was accounted for at fair market value.

     The financial statements give effect to the exchange of common stock for members' units for all periods presented.

     On October 5, 1999, the Company completed its initial public offering of 5,000,000 shares of common stock at $23 per share, before underwriters' discounts and other issuance costs. The Company received net proceeds of approximately $105 million.

     The accompanying consolidated financial statements are presented for ACME Communications, Inc. and its wholly-owned subsidiaries. Segment information is not presented since all of the Company's revenues are attributed to a single reportable segment.

  Nature of Business

     ACME Communications, Inc. is a holding company with no independent operations other than its indirect wholly-owned subsidiary, ACME Television. ACME Television, through its wholly-owned subsidiaries, owns and operates the following ten commercially licensed broadcast television stations located throughout the United States:

                                                                                     NETWORK
STATION -- CHANNEL                              MARKET                             AFFILIATION
------------------                              ------                             -----------
   KPLR -- 11        St. Louis...................................................    WB
   KWBP -- 32        Portland, OR................................................    WB
   KUWB -- 30        Salt Lake City..............................................    WB
   KWBQ -- 19        Albuquerque -- Santa Fe.....................................    WB
   KASY -- 50        Albuquerque -- Santa Fe.....................................    UPN
   WBXX -- 20        Knoxville...................................................    WB
   WTVK -- 46        Ft. Myers-Naples............................................    WB
   WBDT -- 26        Dayton......................................................    WB
   WIWB -- 14        Green Bay -- Appleton.......................................    WB
   WBUI -- 23        Champaign -- Springfield -- Decatur.........................    WB

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Consolidation

     The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions have been eliminated.

  Revenue Recognition

     Revenue from the sale of airtime related to advertising and contracted time is recognized at the time of broadcast. The Company generally receives such revenues net of commissions deducted by the advertising agencies and national sales representatives.

  Cash and Cash Equivalents

     For purposes of reporting the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

  Accounts Receivable

     Accounts receivable are presented net of the related allowance for doubtful accounts which totaled $555,000 and $716,000 at December 31, 1998 and 1999, respectively.

  Concentration of Credit Risk and Fair Value of Financial Statements

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable and cash. Due to the short-term nature of these instruments, the carrying value approximates the fair market value. The Company believes that concentrations of credit risk with respect to accounts receivable, which are unsecured, are limited due to the Company's ongoing relationship with its clients. The Company provides its estimate of uncollectible accounts. The Company has not experienced significant losses relating to accounts receivable. The estimated fair market of the 12% senior discount notes and the 10 7/8% senior secured notes was approximately $50 million and $158 million, respectively, at December 31, 1999.

  Program Rights

     Program rights represent costs incurred for the right to broadcast certain features and syndicated television programs. Program rights are stated, on a gross basis, at the lower of amortized cost or estimated realizable value. The cost of such program rights and the corresponding liability are recorded when the initial program becomes available for broadcast under the contract. Generally, program rights are amortized over the life of the contract on a straight-line basis related to the usage of the program. The portion of the cost estimated to be amortized within one year and after one year are reflected in the balance sheets as current and non-current assets, respectively. The gross payments under these contracts that are due within one year and after one year are similarly classified as current and non-current liabilities.

  Property and Equipment

     Property and equipment are stated at cost. The cost of maintenance is expensed when incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the appropriate accounts and any gain or loss is included in the results of current operations. The principal lives used in determining depreciation rates of various assets are as follows:

Buildings and Improvements..................................  20 - 30 years
Broadcast and other equipment...............................  3 - 20 years
Furniture and fixtures......................................  5 - 7 years
Vehicles....................................................  5 years

  Intangible Assets

     Intangible assets consist of broadcast licenses and goodwill, both of which are amortized on a straight-line basis over a 20-year life.

                                                                     AS OF
                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1999
                                                              --------    --------
Broadcast licenses..........................................  $154,351    $199,731
Goodwill....................................................    78,808     127,920
                                                              --------    --------
  Total intangible assets...................................   233,159     327,651
  Less: accumulated amortization............................   (10,172)    (23,839)
                                                              --------    --------
     Net intangible assets..................................  $222,987    $303,812
                                                              ========    ========

  Barter and Trade Transactions

     Revenue and expenses associated with barter agreements in which broadcast time is exchanged for programming rights are recorded at the estimated average rate of the airtime exchanged. Trade transactions, which represent the exchange of advertising time for goods or services, are recorded at the estimated fair value of the products or services received. Barter and trade revenue is recognized when advertisements are broadcast. Merchandise or services received from airtime trade sales are charged to expense or capitalized when used or received.

  Local Marketing Agreements

     In connection with station acquisitions, and pending FCC approval of the transfer of license assets, the Company generally enters into local marketing agreements with the sellers. Under the terms of these agreements, we obtain the right to program and sell advertising time on 100% of the station's inventory of broadcast time, incur certain operating expenses and may make payments to the sellers. As the holder of the FCC license, the seller/licensee retains ultimate control and responsibility for all programming broadcast on the station. We, in turn, record revenues from the sale of advertising time and operating expenses for costs incurred. Included in the accompanying consolidated statements of operations for the years ended December 31, 1997, 1998, and 1999 are net revenues of $9.5 million, $6.8 million and $125,000, respectively, that relate to local marketing agreements. Payments to the sellers for the years ended December 31, 1997, 1998 and 1999 were $0, $228,000, $27,500, respectively. At
December 31, 1999, the Company was not obligated for any future payments to sellers.

  Carrying Value of Long-lived Assets

     The Company follows Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The carrying value of long-lived assets (tangible, identifiable intangible, and goodwill) is reviewed if the facts and circumstances suggest that they may be impaired. For purposes of this review, assets are grouped at the operating company level, which is the lowest level for which there are identifiable cash flows. If this review indicates that an asset's carrying value will not be recoverable, as determined based on future expected, undiscounted cash flows, the carrying value is reduced to fair market value.

  Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." In accordance with SFAS No. 109, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Prior to the Reorganization, ACME Television Holdings, LLC was a limited liability company, therefore, no income taxes have been provided for its operations other than at its subsidiary ACME Television of Missouri, Inc. which is a "C" corporation subject to federal and state taxation. Any liability or benefit from the Company's non-taxable entities' consolidated income or loss is the responsibility of, or benefit to, the individual members.

     In conjunction with the Reorganization, the Company terminated its non-taxable status. In conjunction with this termination, the Company recorded deferred tax assets and liabilities at the termination date for the difference between the financial statement carrying amount and tax bases of assets and liabilities.

  Loss per Share

     The Company calculates loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share. SFAS No. 128 requires a presentation of basic earnings per share ("EPS") and diluted EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company, similar to fully diluted EPS under APB No. 15. In calculating diluted EPS, no potential shares of common stock are to be included in the computation when a loss from continuing operations available to common stockholders exists. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures.

     The company calculated pro forma net loss per share based upon the historical results of operations adjusted to reflect (i) a provision for income taxes on historical earnings before income taxes, which gives effect to the change in the Company's income tax status to a C corporation and (ii) the impact on the net loss allocated to minority interests. In addition, the Company has reflected the exchange of common stock for units for all periods presented.

     Stock options outstanding amounting to 2,834,091 shares at December 31, 1999, were not included in the computation of diluted EPS because to do so would have been antidilutive.

  Accounting for Stock Options

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize (over the vesting period) the expense of all stock-based awards. The expense is calculated based on the fair value at the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income disclosure for employee stock option grants made, as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

  Reporting Comprehensive Income

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997. The Company adopted SFAS No. 130 effective January 1, 1998. Adoption had no impact on the Company's consolidated financial position or results of operations.

  Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include the allowance for doubtful accounts net of the realizable value of programming rights and the evaluation of the recoverability of intangible assets. Actual results could differ from those estimates.

  Reclassifications

     Certain amounts previously reported for 1997 and 1998 have been reclassified to conform to the 1999 financial statement presentation.

(3) PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1999
                                                              -------    -------
Land........................................................  $   553    $ 1,097
Buildings and improvements..................................    2,529      5,555
Broadcast and other equipment...............................   13,163     22,678
Furniture and fixtures......................................      287        776
Vehicles....................................................      185        290
Construction in process.....................................    1,935        427
                                                              -------    -------
  Total.....................................................  $18,652     30,823
Less: accumulated depreciation..............................   (2,211)    (5,707)
                                                              -------    -------
Net property and equipment..................................  $16,441    $25,116
                                                              =======    =======

     Included in property and equipment are assets acquired under capital leases with a total cost of $6,207,000 and $9,512,641 and the associated accumulated depreciation of $767,000 and $2,045,668 at December 31, 1998 and 1999, respectively.

(4) ACQUISITIONS

     On June 17, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Channel 32, Incorporated, relating to the operations of KWBP, in exchange for $18.7 million in cash and $4.4 million of membership units in the Company. The acquisition was accounted for using the purchase method. The excess of the purchase price plus the fair value of net liabilities assumed of approximately $23.5 million has been recorded as an intangible broadcast license and is being amortized over a period of 20 years. In addition, the results of operations (excluding depreciation and amortization) of KWBP were recorded by the Company beginning January 1, 1997 pursuant to a local marketing agreement whereby ACME Oregon effectively operated the station and funded the station's losses during the period from January 1, 1997 to June 17 1997 (the acquisition date).

     On July 29, 1997, the Company entered into a stock purchase agreement to acquire Koplar Communications, Inc. ("KCI") the owner of station KPLR. On September 30, 1997, the Company placed $143.0 million in to an escrow account (classified as a deposit on the December 31, 1997 consolidated balance sheet). In connection with this acquisition, the Company entered into a long-term local marketing agreement with KPLR and filed the requisite applications with the FCC for the transfer of the Station's license to the Company.

     Pursuant to the local marketing agreement, the Company retained all revenues generated by the station, bore substantially all operating expenses (excluding depreciation and amortization) of the station and was obligated to pay a local marketing agreement fee. These revenues and expenses for the period October 1 through December 31, 1997 are included in the Company's operating results for the year ended December 31, 1997.

     On March 13, 1998, the Company completed its acquisition of Koplar Communications, Inc. and acquired all of the outstanding stock of KCI for a total consideration of approximately $146.3 million. The acquisition was accounted for using the purchase method. Pursuant to the local marketing agreement referred to above, all revenues and operating expenses of the station (excluding depreciation and amortization) for the period from September 30, 1997 to March 31, 1998 (the effective date of the purchase transaction) are included in the Company's operating results. The purchase transaction was recorded on the consolidated balance sheet of the Company effective March 31, 1998 and the Company's results of operations includes revenues and expenses (including amortization of intangible assets) beginning April 1, 1998.

     The fair value of the assets acquired and liabilities assumed relating to the acquisition of KPLR (in thousands):

Assets acquired:
Cash and cash equivalents...................................    $    779
  Accounts receivables, net.................................       1,703
  Program broadcast rights..................................       8,490
  Property and equipment....................................       2,233
  Prepaid expenses and other current assets.................         416
  FCC license...............................................      82,563
  Goodwill..................................................      93,775
  Other assets..............................................         395
                                                                --------
     Total assets acquired..................................    $190,354
                                                                ========
Liabilities assumed:
  Accounts payable..........................................    $ (1,005)
  Accrued liabilities.......................................      (1,332)
  Program broadcast rights payable..........................      (8,258)
  Deferred income taxes.....................................     (29,889)
  Other liabilities.........................................      (3,531)
                                                                --------
     Total liabilities assumed..............................    $(44,015)
                                                                --------
     Total purchase price...................................    $146,339
                                                                ========

     On October 7, 1997, the Company acquired Crossville Limited Partnership, the owner of WINT, in exchange for $13.2 million in cash. Subsequent to the acquisition, the Company changed the call letters of the station to WBXX. The acquisition was accounted for using the purchase method. The excess of the purchase price over the fair value of net assets acquired of approximately $13.3 million, has been recorded as an intangible broadcast license and is being amortized over a period of 20 years.

     During 1997, the Company entered into an agreement that provided it with the right to: (i) acquire 49% of the licensee of KUPX (formerly KZAR) in exchange for membership units valued at $6.0 million, and (ii) pay $3.0 million for an option to acquire the remaining 51% interest in the licensee of KUPX for $5.0 million, exercisable immediately after the station commences on-air operations. On December 15, 1997, the Company acquired the 49% interest in the licensee of KUPX, paid $3.0 million to acquire the option and loaned the sellers $4.0 million (to be applied to the subsequent majority interest purchase price). On January 22, 1998, the Company issued $6.0 million of its member units to the sellers for the 49% interest in the license of KUPX in connection with the above transaction. The amount of the issuance was based upon a fixed dollar amount of consideration. The Company accounted for the 49% investment using the equity method of accounting. On February 16, 1999, the Company acquired the remaining 51% interest in KUPX. The $4.0 million loan was applied against the remaining purchase price of $5.0 million.

     In May 1998 the Company and the majority owners of KUPX entered into an agreement with another broadcaster in Salt Lake City to (i) swap KUPX for KUWB, subject to FCC approval (ii) enable the Company to operate KUWB under a local marketing agreement and (iii) enable the owner of KUWB to operate KUPX under a local marketing agreement. Pursuant to the LMA's, the Company retains all operating revenues and expenses (excluding depreciation and amortization) of KUWB and the owner of KUWB retains all operating revenues and expenses (excluding depreciation and amortization) of KUPX. In March 1999, the FCC approved the swap of KUPX for KUWB and the transaction closed during the third quarter of 1999. The Company has accounted for the swap as a business combination and has recorded KUPX at its fair value. There was no significant difference between the fair value of KUPX and the historical cost of KUWB.

     On August 22, 1997, the Company entered into an agreement with affiliates of the sellers of KZAR to acquire 100% of the interests in the construction permit for KAUO for a consideration of $10,000. This agreement was consummated on January 22, 1998. Subsequently, the call letters of KAUO were changed to KWBQ. Construction of KWBQ was completed and the station commenced broadcasting in March 1999.

     On June 30, 1998, the Company acquired substantially all the assets and assumed certain liabilities of WTVK-Channel 46 serving the Fort Myers-Naples, Florida marketplace for approximately $14.5 million in cash and 1,047 membership units (valued at approximately $1.0 million). The acquisition was accounted for using the purchase method. The excess of the purchase price over the fair value of the net assets assumed of approximately $15.5 million has been recorded as an intangible broadcast license and goodwill, both of which are being amortized over a period of 20 years. The Company had entered into a local marketing agreement with WTVK wherein the Company, effective March 3, 1998, retained all revenues generated by the station, bore all operating expenses of the station (excluding depreciation and amortization) and had the right to program the station (subject to WTVK's ultimate authority for programming) and the station's existing programming commitments. The local marketing agreement terminated upon the consummation of the acquisition. Consequently, under the local marketing agreement the revenues and operating expenses (excluding depreciation and amortization) of the station are included in the Company's results of operations from March 3, 1998 to June 30, 1998. The purchase transaction was recorded on the consolidated balance sheet of the Company on June 30, 1998 and the Company's results of operations includes revenues and expenses (including amortization of intangible assets) beginning July 1, 1998.

     On April 23, 1999, the Company acquired the non-FCC license assets of three Paxson Communication Corporation ("PCC") stations serving the Dayton, OH, Green Bay, WI and Champaign-Decatur, IL markets for $32.0 million. On June 23, 1999, following FCC approval of the transfer of the FCC licenses to ACME, the Company acquired the licenses and completed the acquisition of the three stations by making a final payment to PCC of $8.0 million. The Company entered into local marketing agreements with the seller wherein the Company, effective June 2, 1999, retained all revenues generated by the stations, bore all operating expenses of the stations (excluding amortization) and had the right to program the stations (subject to the seller's ultimate authority for programming) and the stations' existing programming commitments. The local marketing agreement terminated upon the consummation of the acquisition. Consequently, under the local marketing agreement the revenues and operating expenses (excluding amortization) of the station are included in the Company's results of operations from June 2, 1999 to June 23, 1999. The purchase of the FCC licenses was recorded on the consolidated balance sheet of the Company on June 23, 1999 and the Company's results of operations includes revenues and expenses (including amortization of intangible assets) beginning June 24, 1999. The Company financed this $40.0 million transaction by a $25.0 million borrowing under its revolving credit agreement and a $15.0 million loan from certain of its stockholders which were formerly members of ACME Television Holdings, LLC (the "Bridge Loan"). The acquisition was accounted for using the purchase method. The excess of the purchase price over the fair market value of the assets acquired of approximately $35.6 million has been recorded as intangible broadcast licenses and goodwill, all of which are being amortized over a period of 20 years.

     On December 3, 1999, the Company acquired substantially all of the assets and assumed certain liabilities of station KASY TV-50, serving the Albuquerque-Santa Fe, New Mexico market, from Ramar Communications ("Ramar") for approximately $27 million. The Company entered into an interim LMA arrangement with Ramar to begin operating the station effective November 1, 1999. The interim LMA terminated upon the completion of the acquisition. Under the local marketing agreement, all of the revenues and operating expenses (excluding depreciation and amortization) of the station are included in the Company's results of operations from November 1, 1999 to December 3, 1999. The purchase transaction was recorded on December 3, 1999 and the Company's results of operations (including depreciation and amortization) beginning December 3, 1999.

     The unaudited pro forma financial information for the years ended December 31, 1998 and 1999, set forth below reflects the net revenues and net loss assuming the KWBP, WBXX, KPLR, KUWB, WTVK, KWBQ, KASY, WBDT, WBUI and WIWB transactions had taken place at the beginning of each respective year. This unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisitions occurred on January 1, 1998 and 1999.

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1999
                                                              --------    --------
Net revenues................................................  $ 49,905    $ 63,109
Net loss....................................................   (25,988)   $(74,576)
Net loss per share..........................................  $  (5.15)   $  (9.37)

(5) UNIT OFFERING AND 12% SENIOR SECURED DISCOUNT NOTES

     On September 30, 1997, ACME Intermediate issued 71,634 Units (the "Unit Offering") consisting of 71,634 membership units (representing 8% of the ACME Intermediate's outstanding membership equity) and $71,634,000 (par value at maturity) in 12% senior secured discount notes due 2005 (the "Intermediate Notes"). Cash interest on the Intermediate Notes is payable semi-annually in arrears, commencing with the six-month period ending March 31, 2003. The Notes mature on September 30, 2005 and may not be prepaid prior to September 30, 2000 and subsequently, may not be prepaid without penalty prior to October 1, 2003. The net proceeds from the Unit Offering, after the deduction of underwriter fees and other related offering costs, were $38.3 million and were received by the Company on September 30, 1997. The Company has allocated approximately $4.2 million of such net proceeds to minority interest, $35.6 million to the Intermediate notes and $1.5 million to prepaid financing costs -- the latter which is being amortized over the eight-year term of the notes. The Intermediate Notes contain certain covenants and restrictions including restrictions on future indebtedness and restricted payments, as defined, and limitations on liens, investments, transactions with affiliates and certain asset sales. The Company was in compliance with all such covenants and restrictions at December 31, 1999. In connection with the Reorganization the membership units issued in the unit offering (representing a minority interest) were acquired by the Company for shares of the Company's stock. The acquisition of minority interest was recorded based upon the fair market value of the stock issued.

     The Intermediate Notes are secured by a first priority lien on the limited liability company interests in ACME Television and ACME Subsidiary Holdings II, LLC, both of which are direct wholly-owned subsidiaries of ACME Intermediate. ACME Subsidiary Holdings II, LLC was formed solely to own a 0.5% interest in ACME Television, has no other assets or operations and does not constitute a substantial portion of the collateral for the Intermediate Notes.

(6) 10 7/8% SENIOR DISCOUNT NOTES

     On September 30, 1997, ACME Television issued 10.875% senior discount notes due 2004 (the "Notes") with a face value of $175,000,000 and received $127,370,000 in gross proceeds from such issuance. These Notes provide for semi-annual cash interest payments commencing with the six-month period ending on March 31, 2001. The Notes are subordinated to ACME Television's bank revolver (see Note 7) and to the ACME Television's capital equipment finance facilities (see Note 10). The Notes mature on September 30, 2004. Subject to certain restrictions, up to 35% of the aggregate principal amount can be prepaid with the net proceeds of any public equity offerings prior to September 30, 2000. Other than prepayment with the proceeds of a public equity offering, the notes may not be prepaid prior to September 30, 2001 and may not be prepaid without penalty prior to October 1, 2003.

     The Notes contain certain covenants and restrictions including restrictions on future indebtedness and limitations on investments, and transactions with affiliates. ACME Television was in compliance with all such covenants and restrictions at December 31, 1997, 1998 and 1999.

     Costs associated with the issuance of these notes, including the underwriters fees and related professional fees are included in long-term other assets and will be amortized over the seven year term of the notes.

     ACME Television's subsidiaries (hereinafter referred to in this section collectively as Subsidiary Guarantors) are fully, unconditionally, and jointly and severally liable for ACME Television's notes. The Subsidiary Guarantors are wholly owned and constitute all of ACME Television's direct and indirect subsidiaries except for ACME Finance Corporation, a wholly owned finance subsidiary of ACME Television with essentially no independent operations that is jointly and severally liable with the Company on the Notes. The Company has not included separate financial statements of the aforementioned subsidiaries because (i) ACME Television is a holding company with no assets or independent operations other than its investments in its subsidiaries and (ii) the separate financial statements and other disclosures concerning such subsidiaries are not deemed material to investors.

     ACME Television and/or the Subsidiary Guarantors are parties to various agreements which restrict their ability to pay dividends or make distributions to the Company. These agreements include, but are not limited to, the Indenture governing the Notes and ACME Television's revolving credit facility (see Note
7).

(7) BANK REVOLVER

     On August 15, 1997, ACME Television entered into a $22.5 million revolving credit facility (the "Loan Agreement") with Canadian Imperial Bank Corporation
(CIBC), as agent and lead lender. Under the terms of the Loan Agreement, advances bear interest at a base rate, that at our option, is either the bank's prime rate or LIBOR, plus a spread. Commitment fees are charged at a rate of .5% per annum, paid quarterly, on the unused portion of the facility. On December 2, 1997, the Loan Agreement was amended to provide ACME Television with an increased credit line to $40 million, more favorable interest rates and a lengthened term. There was no outstanding balance under the Loan Agreement at December 31, 1997. At December 31, 1998 there was an outstanding balance of $8.0 million under the Loan Agreement. As of December 31, 1999 there was no outstanding balance under the Loan Agreement.

     The Loan Agreement contains certain covenants and restrictions including restrictions on future indebtedness and limitations on investments and transactions with affiliates. ACME Communications was in compliance with all such covenants and restrictions at December 31, 1997, 1998 and 1999.

     Costs associated with the procuring of bank credit facilities, including loan fees and related professional fees, are included in long-term other assets and are amortized over the term of the Loan Agreement.

(8) CONVERTIBLE DEBENTURES

     On June 30, 1997 and on September 30, 1997 the Company issued convertible debentures to certain investors in the aggregate amount of $24,756,000. The debentures boar interest at the rate of 10% per annum, compounded annually.

     Pursuant to the terms of the debentures, on September 30, 1999, the holders elected to convert all of the outstanding principal and accrued interest into membership units of ACME Television Holdings, LLC which were then converted into ACME Communications, Inc. common stock in connection with the Reorganization. The conversion rate was fixed by contract and represented 24,756 membership units that were converted to 39,262 shares of common stock. As of December 31, 1997 and 1998, the amount of accrued interest due to the holders of the convertible debt was $1,048,000 and $3,523,000, respectively, and was included in other liabilities on the Company's balance sheets.

(9) BRIDGE LOAN

     On April 23, 1999, the Company entered into a $15.0 million loan agreement with certain investors, and the proceeds were used to partially fund the acquisition of the property and equipment assets of Stations WBDT, WBWI and WBUI.

     The entire loan, plus the accrued interest, was repaid at the closing of our initial public offering on October 5, 1999.

(10) COMMITMENTS AND CONTINGENCIES

  Obligations Under Operating Leases

     The Company is obligated under non-cancelable operating leases for office space and transmission sites. Future minimum lease payments as of the year ended December 31, 1999, under non-cancelable operating leases with initial or remaining terms of one year or more are:

2000........................................................    $  794,000
2001........................................................       751,000
2002........................................................       598,000
2003........................................................       642,000
2004........................................................       428,000
Thereafter..................................................       946,000
                                                                ----------
  Total.....................................................    $4,159,000
                                                                ==========

     Total rental expense under operating leases for the twelve months ended December 31, 1997, 1998 and 1999 was approximately $166,000, $967,463 and
$850,383, respectively.

  Obligations Under Capital Leases

     As of December 31, 1999, approximately $9,513,000 million of equipment was leased under capital equipment facilities. These obligations are reflected as current obligations under capital leases of $1,273,000 and $1,617,000, and as non-current liabilities under capital lease of $4,199,000 and $5,796,000 at December 31, 1998 and 1999, respectively. These capital lease obligations expire over the next five years. Future minimum lease payments as of December 31, 1999 under capital leases are:

2000........................................................    $ 2,206,000
2001........................................................      2,123,000
2002........................................................      2,103,000
2003........................................................      1,673,000
2004........................................................        833,000
                                                                -----------
  Total.....................................................      8,938,000
Less: Interest..............................................     (1,525,000)
                                                                -----------
  Present value of minimum lease payments...................    $ 7,413,000
                                                                ===========

  Program Rights Payable

     Commitments for program rights that have been executed, but which have not been recorded in the accompanying financial statements, as the underlying programming is not yet available for broadcast, were approximately $7,101,000, $28,265,000 and $7,862,000 as of December 31, 1997, 1998 and 1999, respectively.

     Maturities on the Company's program rights payables (including commitments not recognized in the accompanying financial statements due to the lack of current availability for broadcast) for each of the next five years are:

2000........................................................  $12,143,000
2001........................................................   11,282,000
2002........................................................    6,690,000
2003........................................................    1,816,000
2004........................................................      263,000
Thereafter..................................................           --
                                                              -----------
  Total.....................................................  $32,194,000
                                                              ===========

  Certain Compensation Arrangements

     In June 1997, the Company issued an aggregate of 100 management carry units to certain members of management. These units entitled holders to certain distribution rights upon achievement of certain returns by non-management investors and are subject to forfeiture or repurchase by the Company in the event of termination of each individual's employment by the Company under certain specified circumstances. These management carry units were accounted for as a variable plan resulting in an expense when it is probable that any such distributions will be made. The Company determined the value of these at the issuance date to be immaterial. Upon the closing of our IPO these management carry units were exchanged for fully vested shares of our common stock. During 1999, the Company recorded an expense of $39.6 million relating to the units. No expense was recorded relating to these units in 1998 or 1997.

  Legal Proceedings

     We are currently, and from time to time, involved in litigation incidental to the conduct of our business. We are not currently a party to any lawsuit or proceeding that we believe would have a material adverse effect on our financial condition, results of operations or liquidity.

(11) INCOME TAXES

     The income tax benefit consists of the following:

                                                               1998       1999
                                                              -------    -------
                                                                (IN THOUSANDS)
Current
  Federal income taxes......................................  $    --    $    --
  State income taxes........................................       --         --
                                                              -------    -------
     Total current expense..................................       --         --
Deferred
  Deferred tax benefit......................................   (2,393)    (4,420)
                                                              -------    -------
     Total income tax benefit...............................  $(2,393)   $(4,420)
                                                              =======    =======

     The differences between the income tax benefit and income taxes computed using the U.S. Federal statutory income tax rates (34%) consist of the following:

                                                                1998         1999
                                                              ---------    ---------
                                                              EXPENSE/     EXPENSE/
                                                              (BENEFIT)    (BENEFIT)
                                                              ---------    ---------
                                                                  (IN THOUSANDS)
Tax benefit at U.S. Federal rate............................   $(8,273)    $(25,567)
State income taxes, net of Federal tax benefit..............      (261)        (489)
Termination of non-taxable status...........................        --         (953)
Losses allocated to LLC members.............................     4,802        7,193
Nondeductible expenses......................................     1,430       15,202
Other.......................................................       (91)         194
                                                               -------     --------
  Income tax benefit........................................   $(2,393)    $ (4,420)
                                                               =======     ========

  Deferred Income Taxes

     Prior to our reorganization into a "C" corporation in October 1999, the Company was a limited liability corporation and, therefore, all federal tax attributes were passed through to the members of the Company, other than those tax attributes for its Missouri operations which are organized as "C" corporations. The 1999 data listed below take into consideration the tax effect to the Company after its reorganization.

                                                               1998       1999
                                                              -------    -------
                                                                (IN THOUSANDS)
Current:
  Accrued vacation..........................................       56        170
  State income taxes........................................       --         49
  Bad debt and other reserves...............................    2,155      2,126
  Deferred revenue..........................................       --         86
  Other.....................................................      345         17
                                                              -------    -------
     Total current..........................................    2,556      2,448
                                                              -------    -------
Non-current
  Fixed asset depreciation..................................       --       (500)
  Intangible amortization...................................  (30,297)   (28,700)
  Deferred compensation.....................................       --        332
  Net operating loss carryforward...........................    1,255      4,971
  Program amortization......................................     (944)    (1,533)
  Charitable contributions..................................       --         66
                                                              -------    -------
     Total non-current......................................  (29,986)   (25,364)
                                                              -------    -------
Total deferred income taxes.................................  (27,430)   (22,916)
                                                              =======    =======

(12) RELATED PARTY TRANSACTIONS

     The Company's stations have entered into affiliation agreements and, from time to time, related marketing arrangements with The WB Network. Jamie Kellner, Chairman of the Board and Chief Executive Officer, is an owner and the chief executive officer of The WB Network.

     Pursuant to June 1995 agreements among Koplar Communications, Inc., Roberts Broadcasting, Michael Roberts and Steven C. Roberts, Roberts Broadcasting cannot
(i) transfer its license for WHSL, East St. Louis, Illinois, (ii) commit any programming time of the station for commercial programming or advertising or
(iii) enter into a local marketing agreement with respect to such station until June 1, 2000. In the event that the current affiliation agreement for WHSL is terminated, the substitute format must be substantially similar to the current home shopping network format or, in the alternative, an infomercial format. The annual payment from KPLR for these agreements was $200,000 during the first three years. The Company paid $300,000 in both 1998 and 1999 under this agreement.

     In connection with our Salt Lake City and New Mexico stations, the Company has entered into long-term agreements to lease studio facilities and/or transmission tower space for KUWB, KUPX and KWBQ from an affiliate of Michael Roberts. Michael Roberts serves on the Company's Board of Directors. These leases have terms of approximately fifteen years and provide for monthly payments aggregating approximately $25,000, subject to adjustment based on the Consumer Price Index.

     On October 1, 1997, in connection with our acquisition of KWBP, we paid CEA, Inc., an affiliate of one of our stockholders, CEA Capital Partners, a broker's fee of approximately $176,000. On the same day, we paid CEA, Inc., $132,000 in connection with the purchase of WBXX, $25,000 in connection with the purchase of the construction permit for KWBQ (formerly KAUO), $45,000 in connection with the purchase of the construction permit for KUPX (formerly KZAR) and $889,000 in connection with the purchase of KPLR, as broker's fees in each of the transactions. Additionally, in connection with the recent acquisition of WBUI, WIWB and WBDT, we paid CEA, Inc. a broker's fee of $125,000. CEA, Inc. also received compensation from the seller in connection with the purchase of WBUI, WIWB and WBDT. One of our directors, Mr. Collis, is an officer of an affiliate of CEA Capital Partners.

     In June and September 1997, we issued 10% convertible debentures with the right to convert into 24,775,970 membership units to affiliates of Alta Communications, Banc Boston, CEA Capital Partners and TCW Asset Management Company, each of which are stockholders of our company. Two of our directors, Mr. Schall and Mr. McNeil, are officers of the companies listed above, Mr. Schall is an officer of an affiliate of TCW Asset Management Company and Mr. McNeil is an officer of Alta Communications

(13) DEFINED CONTRIBUTION PLAN

     In 1998, the Company established a 401(k) defined contribution plan (the
Plan) which covers all eligible employees (as defined in the Plan). Participants are allowed to make non-forfeitable contributions up to 15% of their annual salary, but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service. The Company currently matches 50% of the amounts contributed by each participant but does not match participants' contributions in excess of 6% of their contribution per pay period. The Company contributed and expensed $200,000 to the Plan for the year ended December 31, 1998, and $173,000 for the year ended December 31, 1999.

(14) STOCK OPTION COMPENSATION

     Our 1999 Stock Incentive Plan provides additional means to attract, motivate, reward and retain key personnel. The administrator has the authority to grant different types of stock and cash incentive awards and to select participants. While only stock options and restricted stock awards are contemplated at this time, other forms of awards may be granted to give us flexibility to structure future incentives. Our employees, officers, directors, and consultants may be selected to receive awards under the plan.

     A maximum of 4,200,000 shares of our common stock may be issued under the plan, (approximately 25.08% of our outstanding shares). The number of shares subject to stock options and stock appreciation rights granted under the plan to any one person in a calendar year cannot exceed 1,000,000 shares. The number of shares subject to all awards granted under the plan to any one person in a calendar year cannot exceed 1,000,000 shares. Performance-based awards payable solely in cash that are granted under the plan to any one person in a calendar year cannot provide for payment of more than $1,000,000.

     Each share limit and award under the plan is subject to adjustment for certain changes in our capital structure, reorganizations and other extraordinary events. Shares subject to awards that are not paid or exercised before they expire or are terminated are available for future grants under the plan.

     In conjunction with the reorganization and initial public offering, approximately 2,834,091 shares subject to options were granted.

     Currently outstanding options represent 10-year stock option grants. The outstanding option grants consist of:

     - Options to acquire 283,500 shares upon conversion of our long-term incentive compensation plan awards. These options were granted at an exercise price of $15.00 per share and vest in equal thirds on December 31, 2000, 2001 and 2002.

     - Options to acquire approximately an additional 341,500 shares granted as incentives to employees and other eligible persons. Of these grants, options to acquire 58,500 shares were granted at an exercise price of $18.00 per share and options to acquire 283,000 shares were granted at $23.00 per share, the initial public offering price of our shares of common stock. These options vest in equal installments over five years.

     - Options to acquire an additional 2,209,091 shares, or approximately 13% of our common stock after giving effect to this offering, were granted to Messrs. Kellner, Gealy, and Allen. Of this number, options to acquire 838,635 shares were granted to Mr. Kellner, options to acquire 685,228 shares were granted to Mr. Gealy, and options to acquire 685,228 shares were granted to Mr. Allen. These options were granted at $23.00 per share, the initial public offering price of our shares of common stock and vest in four equal annual installments. The first installment vests on September 29, 1999. Vesting of these options accelerates upon a change of control, death, disability or termination without cause.

Stock option activity during the year consisted of the following:

                                                                         1999
                                                              --------------------------
                                                                             WEIGHTED
                                                              NUMBER OF    AVERAGE PRICE
                                                               SHARES        PER SHARE
                                                              ---------    -------------
Stock options outstanding, beginning of year................         --           --
Options granted (per share: $15.00 to $23.00)...............  2,834,091       $22.56
Options forfeited...........................................      2,500        23.00
Options exercised...........................................         --
                                                              ---------       ------
Stock options outstanding, end of year......................  2,831,591       $22.56
                                                              =========       ======
Stock options exercisable, end of year......................         --           --
                                                              =========       ======
Options available for grant, end of year....................  1,368,409           --
                                                              =========       ======

     The following table summarizes information concerning currently outstanding and exercisable options:

                                                   WEIGHTED
                                                    AVERAGE     WEIGHTED                  WEIGHTED
                                                   REMAINING    AVERAGE                   AVERAGE
EXERCISE                              OPTIONS     CONTRACTUAL   EXERCISE     NUMBER       EXERCISE
PRICE                               OUTSTANDING      LIFE        PRICE     EXERCISABLE     PRICE
--------                            -----------   -----------   --------   -----------    --------
$15.00............................     283,500       10.0        $15.00          --        $15.00
$18.00............................      58,500       10.0        $18.00          --        $18.00
$23.00............................   2,489,591       10.0        $23.00          --        $23.00

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations, in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for options granted at or above fair market value at the time of grant. For the grants that were made at an option price lower than fair market value at the time of grant, compensation expense of $132,000 was recognized in the fourth quarter of 1999 (the first quarter of the vesting period). The options granted at below fair market value at the date of grant were granted upon conversion of the Company's Long Term Incentive Plan
(LTIP). The Company recognized compensation expense under the LTIP of $338,000 during the year ended December 31, 1999 and $400,000 during the year ended December 31, 1998. All amounts expensed prior to the conversion of the LTIP ($738,000) are netted against the total of the below market option compensation expense to arrive at the expense to be recognized over the vesting period of such options.

     Had the Company chosen to adopt the provisions of Statement of Financial Accounting Standards No. 123, and recognized compensation cost based upon the fair value of all options granted (including those granted at or above fair market value) at the date of grant, the Company's net loss and net loss per share for the year ended December 31, 1999 would have been as follows:

                                                    NET LOSS TO
                                                       COMMON       NET LOSS PER
                                                    STOCKHOLDERS    COMMON SHARE
                                                        1999            1999
                                                    ------------    ------------
As reported.......................................    $(70,779)        $(7.96)
  Pro forma.......................................    $(72,403)        $(9.09)

     The fair value of the options granted were used to calculate the pro forma net income and net income per common share above, on the date of grant, using a binomial option-pricing model with the following weighted average assumptions:

                                                               1999
                                                              -------
Dividend yield..............................................       --
Expected volatility.........................................    50.00%
Risk free interest rate.....................................     6.11%
Expected life (in months)...................................       60
Weighted average fair value of grants.......................  $ 12.03

(15) SELECTED QUARTERLY DATA

                                                  Q-1       Q-2        Q-3        Q-4     YEAR END
                                                -------   --------   --------   -------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
1999
Net revenues..................................  $11,123   $ 15,512   $ 15,803   $17,570   $ 60,008
Operating income..............................   (4,294)    (9,403)   (34,626)     (755)   (49,078)
Net loss......................................   (9,278)   (19,121)   (38,768)   (3,612)   (70,779)
Pro forma net loss............................   (5,998)   (15,341)   (37,308)   (4,749)   (63,396)
Pro forma net loss per common share...........    (1.16)     (2.96)     (7.20)    (0.29)     (7.96)
1998
Net revenues..................................    7,757     11,570     11,805    12,796     43,928
Operating income..............................      369     (1,582)    (1,573)     (241)    (3,027)
Net loss......................................   (4,743)    (6,511)    (5,654)   (5,032)   (21,940)
Pro forma net loss............................   (2,834)    (4,767)    (4,162)   (4,471)   (16,234)
Pro forma net loss per common share...........    (0.59)     (0.95)     (0.80)    (0.86)     (3.22)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is contained in part under the caption "Executive Officers of the Company" in Part I, Item 4 hereof, and the remainder is contained in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders (the "2000 Proxy Statement") under the caption "Election of Directors" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The response to this item is contained in the Company's 2000 Proxy Statement under the captions "Directors Compensation," "Executive Compensation," and "Other Agreements," and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is contained in the Company's 2000 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is contained in the Company's 2000 Proxy Statement under the captions "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" and are incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. FINANCIAL STATEMENTS

     The following financial statements are included in Item 8:

     ACME Communications, Inc. and Subsidiaries:

     -- Consolidated Balance Sheets as of December 31, 1999 and 1998.

     -- Consolidated Statements of Operations for the years ended December 31,
        1999, December 31, 1998 and December 31, 1997.

     -- Consolidated Statements of Members' Capital for the years ended December
        31, 1999, December 31, 1998 and 1997.

     -- Consolidated Statements of Cash Flows for the years ended December 31,
        1999, December 31, 1998 and December 31, 1997.

     -- Notes to the Consolidated Financial Statements.

     (a) 2. FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedules are included in Item 14(d):

          Schedule I -- Condensed Financial Information of ACME Communications, Inc. (Parent Company):

           - Balance Sheet as of December 31, 1999 and December 31, 1998.

           - Statements of Operations for the years ended December 31, 1999, December 31, 1998 and December 31, 1997

           - Statements of Cash Flows for the years ended December 31, 1999, December 31, 1998 and December 31, 1997

           - Notes to the Condensed Financial Statements

          Schedule II -- Valuation and Qualifying Accounts

     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto, included in Item 8 herewith.

     (a) 3. EXHIBITS

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION
-------                        -------------------
 2.1(10)   Form of Agreement and Plan of Reorganization Relating to the
           Capitalization of ACME Communications, Inc. by and among the parties listed in the signature pages thereof.
 2.2(10)   Form Exchange Agreement among ACME Communications, Inc. and the parties listed on the signature pages thereto.
 2.3(10)   Form of Agreement of Merger by and among ACME Television
           Holdings, LLC, ACME Communications, Inc. and ACME
           Communications Merger Subsidiary, LLC.
 3.1(10)   Form of Restated Certificate of Incorporation of ACME
           Communications, Inc., a Delaware corporation.
 3.2(10)   Form of Restated Bylaws of ACME Communications, Inc.
 4.1(1)    Indenture, dated September 30, 1997, by and among ACME
           Intermediate Holdings, LLC and ACME Intermediate Finance,
           Inc., as Issuers, and Wilmington Trust Company.
 4.2(1)    Indenture, dated September 30, 1997, by and among ACME
           Television, LLC and ACME Finance Corporation, as issuers,
           the Guarantors named therein, and Wilmington Trust Company.
 4.3(4)    First Supplemental Indenture, dated February 11, 1998, by
           and among ACME Television, LLC and ACME Finance Corporation, the Guarantors named therein, and Wilmington Trust Company.
 4.4(4)    Second Supplemental Indenture, dated March 13, 1998, by and among ACME Television, LLC and ACME Finance Corporation, the
           Guarantors named therein, and Wilmington Trust Company.
 4.5(6)    Third Supplemental Indenture, dated August 21, 1998, by and among ACME Television, LLC and ACME Finance Corporation, as issuers, the Guarantors named therein, and Wilmington Trust
           Company.
 4.6(10)   Form of Stock Certificate of ACME Communications, Inc.
10.1(9)    Asset Purchase Agreement, dated April 23, 1999, by and among
           Paxson Communications Corporation, Paxson Communications
           License Company, LLC, Paxson Communications of Green Bay-14,
           Inc., Paxson Communications of Dayton-26, Inc., Paxson
           Dayton License, Inc., Paxson Communications of Decatur-23,
           Inc., Paxson Decatur License, Inc., ACME Television of Ohio,
           LLC, ACME Television Licenses of Ohio, LLC, ACME Television
           of Wisconsin, LLC, ACME Television Licenses of Wisconsin,
           LLC, ACME Television of Illinois, LLC and ACME Television
           Licenses of Illinois, LLC for WDPX(TV), Springfield, Ohio,
           WPXG(TV), Suring, WI and WPXU(TV), Decatur, IL.
10.2(9)    Time Brokerage Agreement, dated April 23, 1999, by and among
           Paxson Communications License Company, LLC, Paxson
           Communications of Green Bay-14, Inc., and ACME Television of
           Wisconsin, LLC for Station WPXG-TV, Suring, Wisconsin.
10.3(9)    Time Brokerage Agreement, dated April 23, 1999, by and among
           Paxson Decatur License, Inc., Paxson Communications of
           Decatur-23, Inc., and ACME Television of Illinois, LLC for
           Station WPXU-TV, Decatur, Illinois.
10.4(9)    Time Brokerage Agreement, dated April 23, 1999, by and among
           Paxson Dayton License, Inc., Paxson Communications of
           Dayton-26, Inc., and ACME Television of Ohio, LLC for
           Station WDPX-TV, Springfield, Ohio.
10.5(8)    Asset Purchase Agreement, dated February 19, 1999, by and
           between ACME Television of New Mexico, LLC and ACME
           Television Licenses of New Mexico, LLC and Ramar
           Communications II, Ltd., with respect to television station
           KWBQ-TV, Santa Fe, New Mexico.
10.6(10)   Amendment to Asset Purchase Agreement, dated July 30, 1999, by and between ACME Television of New Mexico, LLC and ACME
           Television Licenses of New Mexico, LLC and Ramar
           Communications II, Ltd., with respect to television station
           KASY-TV, Santa Fe, New Mexico.

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION
-------                        -------------------
10.7(8)    Asset Purchase Agreement, dated February 19, 1999, by and
           between ACME Television of New Mexico, LLC and ACME
           Television Licenses of New Mexico, LLC and Ramar
           Communications II, Ltd., with respect to television station
           KASY-TV, Albuquerque, New Mexico.
10.8(7)    Purchase Agreement, dated October 30, 1998, by and between
           Roberts Broadcasting of New Mexico, LLC and ACME Television
           of New Mexico, LLC.
10.9(7)    Option Agreement, dated November 5, 1998, by and between
           Roberts Broadcasting of New Mexico, LLC and ACME Television
           of New Mexico, LLC.
10.10(1)   Asset Purchase Agreement, dated August 22, 1997, by and
           between ACME Television Licenses of New Mexico, LLC and
           Minority Broadcasters of Santa Fe, Inc.
10.11(1)   Management Agreement, dated August 22, 1997, by and between
           Minority Broadcasters of Santa Fe, Inc. and ACME Television
           of New Mexico, LLC.
10.12(1)   Membership Contribution Agreement, dated August 22, 1997, by and among ACME Television Holdings, LLC, Roberts
           Broadcasting of Salt Lake City, LLC, Michael V. Roberts and
           Steven C. Roberts.
10.13(8)   Membership Purchase Agreement, dated July 10, 1998, by and between Roberts Broadcasting of Salt Lake City, L.L.C.,
           Michael V. Roberts and Steven C. Roberts and ACME Television
           Holdings, LLC for a majority interest in Roberts
           Broadcasting of Salt Lake City, L.L.C.
10.14(8)   Asset Exchange Agreement, dated April 20, 1998 by and among
           Paxson Salt Lake City License, Inc., Paxson Communications
           of Salt Lake City-30, Inc. and Roberts Broadcasting of Salt
           Lake City, L.L.C.
10.15(5)   Time Brokerage Agreement, dated April 20, 1998, for KUPX-TV, by and among Paxson Salt Lake City License, Inc., Paxson
           Communications of Salt Lake City-30, Inc. and ACME
           Television of Utah, LLC.
10.16(1)   Management Agreement, dated August 22, 1997, by and between
           Roberts Broadcasting of Salt Lake City, LLC and ACME
           Television of Utah, LLC.
10.17(4)   Asset Purchase Agreement, dated March 2, 1998, by and
           between ACME Television, LLC and Second Generation of
           Florida, Ltd.
10.18(4)   Time Brokerage Agreement, dated March 2, 1998, by and
           between ACME Television, LLC and Second Generation of
           Florida, Ltd.
10.19(10)  Station Affiliation Agreement, dated March 15, 1998, by and between ACME Television Holdings, LLC and The WB Television
           Network Partners, L.P.
10.20(4)   Agreement, dated January 30, 1998, by and between ACME
           Television Licenses of Tennessee, LLC, Ruth Payne Carman
           (dba E&R Communications) and the Carman-Holly Partnership.
10.21(5)   Assignment Agreement, dated June 16, 1998, by and between
           ACME Television Licenses of Tennessee, LLC, Ruth Payne
           Carman (dba E&R Communications), Carman-Harrison, LLC and
           Donald E. Holley.
10.22(1)   Stock Purchase Agreement, dated July 29, 1997, by and among
           ACME Television Holdings, LLC, Koplar Communications, Inc.
           and the shareholders named therein.
10.23(1)   Escrow Agreement, dated September 8, 1997, by and among ACME
           Television Holdings, LLC, ACME Television Licenses of
           Missouri, Inc., Koplar Communications, Inc. the shareholders of Koplar Communications, Inc. and NationsBank, N.A.
10.24(1)   Time Brokerage Agreement for KPLR-TV, dated September 8,
           1997, by and among ACME Television Licenses of Missouri,
           Inc., ACME Television Holdings, LLC, Koplar Communications
           Television, LLC and Koplar Communications, Inc.
10.25(1)   Station Affiliation Agreement, dated September 24, 1997, by and between ACME Holdings of St. Louis, LLC and The WB
           Television Network Partners, L.P.
10.26(3)   Management Agreement between Edward J. Koplar and ACME
           Television Licenses of Missouri, Inc.

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION
-------                        -------------------
10.27(1)   Escrow Agreement, dated May 28, 1997, by and among ACME
           Television Licenses of Tennessee, LLC, ACME Television of
           Tennessee, LLC, Crossville TV Limited Partnership, the
           Sellers names therein and NationsBank, N.A., as escrow
           agent.
10.28(3)   Station Affiliation Agreement, dated August 18, 1997, by and between ACME Holdings of Knoxville, LLC and The WB
           Television Network Partners, L.P.
10.29(3)   Station Affiliation Agreement, dated June 10, 1997, by and between ACME Holdings of Oregon, LLC and The WB Television
           Network Partners, L.P.
10.30(10)  Joint Sales Agreement by and between ACME Television
           Holdings, LLC and DP Media, Inc., dated April 23, 1999.
10.31(10)  Option Agreement, dated April 23, 1999, by and between ACME
           Television Holdings, LLC and DP Media, Inc.
10.32(1)   Programming Agreement, dated June 1, 1995, by and among
           Koplar Communications, Inc., Roberts Broadcasting Company,
           Michael V. Roberts and Steven C. Roberts.
10.33(5)   Master Lease Agreement, dated June 30, 1998, by and between
           General Electric Capital Corporation and ACME Television,
           LLC.
10.34(1)   Station Affiliation Commitment Letter dated August 21, 1997, to ACME Communications, Inc. from The WB Television Network.
10.35(10)  ACME Communications, Inc. 1999 Stock Incentive Plan.
10.36(10)  Form of Employment Agreement, as amended, by and between
           ACME Communications, Inc. and Doug Gealy.
10.37(10)  Form of Employment Agreement, as amended, by and between
           ACME Communications, Inc. and Tom Allen.
10.38(10)  Consulting Agreement, as amended, by and between ACME
           Communications, Inc. and Jamie Kellner.
10.39(1)   First Amended and Restated Credit Agreement, dated as of
           December 2, 1997, by and among ACME Television, LLC, the
           Lenders named therein and Canadian Imperial Bank of
           Commerce, New York Agency, as agent for the Lenders.
10.40(3)   Securities and Pledge Agreement, dated December 2, 1997, by and between ACME Subsidiary Holdings III, LLC and Canadian
           Imperial Bank of Commerce, as agent for the benefit of CIBC,
           Inc. and other financial institutions.
10.41(10)  Amendment No. 1 to First Amended and Restated Credit
           Agreement, dated June 30, 1998.
10.42(10)  Amendment No. 2 to First Amended and Restated Credit
           Agreement, dated June 30, 1998.
10.43(10)  Third Amendment to First Amended and Restated Credit
           Agreement, dated March 1, 1999.
10.44(10)  Fourth Amendment to First Amended and Restated Credit
           Agreement, dated April 23, 1999.
10.45(10)  Fifth Amendment to Credit Agreement, dated September 1999.
10.46(3)   Form of Guaranty by and among ACME subsidiaries, Canadian
           Imperial Bank of Commerce, as agent, and the Lenders under the First Amended and Restated Credit Agreement.
10.47(3)   Form of Security and Pledge Agreement by and among ACME
           subsidiaries, Canadian Imperial Bank of Commerce, as agent, and the Lenders under the First Amended and Restated Credit
           Agreement.
10.48(10)  Form of Registration Rights Agreement, by and among ACME
           Communications, Inc. and the parties on the signature pages thereto.
10.49(1)   Note Purchase Agreement, dated September 24, 1997, by and
           among ACME Intermediate Holdings, LLC, ACME Intermediate
           Finance, Inc. and CIBC Wood Gundy Securities Corp., as
           Initial Purchaser.
10.50(2)   Note Purchase Agreement, dated September 24, 1997, by and
           among ACME Television, LLC, ACME Finance Corporation, CIBC
           Wood Gundy Securities Corp. and Merrill Lynch, Pierce,
           Fenner & Smith Incorporated.
10.51(1)   Securities Pledge Agreement, dated September 30, 1997, by
           and between ACME Intermediate Holdings, LLC and ACME
           Intermediate Finance, Inc., as Pledgers, and Wilmington
           Trust Company, as Trustee.

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION
-------                        -------------------
10.52(3)   Limited Liability Company Agreement of ACME Television
           Holdings, LLC.
10.53(3)   First Amendment to Limited Liability Company Agreement of
           ACME Television Holdings, LLC.
10.54(10)  Employment Agreement, dated September 27, 1999 by and between ACME Communications, Inc. and Ed Danduran.
10.55(10)  Amended and Restated Investment and Loan Agreement, dated as of June 17, 1999, by and among ACME Television Holdings, LLC and Jamie Kellner, Douglas Gealy, Thomas Allen, CEA Capital
           Partners USA, L.P. CEA ACME, Inc., Alta Communications VI,
           L.P., Alta Subordinated Debt Partners III, L.P., Alta-Comm S
           by S, LLC, Alta ACME, Inc., BancBoston Ventures, Inc., CEA
           Inc. and Alta Inc.
10.56(10)  Form of Convertible Debenture of ACME Television Holdings,
           LLC. Due June 30, 2008.
10.57(8)   Agreement of Lease, dated May 16, 1986, by and between CBS,
           Inc. and Koplar Communications Inc.
10.58(8)   Amendment to Agreement of Lease, dated September 2, 1986, by and between Viacom Broadcasting of Missouri Inc. and Koplar
           Communications Inc.
10.59(1)   Amended and Restated Lease Agreement, dated July 1, 1986, by and between KKSN, Inc. and Channel 32 Incorporated.
10.60(8)   Tower Lease Agreement, dated August 22, 1997, by and between
           Roberts Broadcasting Company of Utah, Inc. and Roberts
           Broadcasting Company of Salt Lake City, LLC.
10.61(3)   Amendment to Tower Lease Agreement, dated December 9, 1997, by and between Roberts Broadcasting Company of Utah, Inc.
           and Roberts Broadcasting Company of Salt Lake City LLC.
10.62(10)  Lease Agreement, dated January 1, 1997, by and between Mr.
           Tom Winter and VCY/ America, Inc.
10.63(10)  Assignment and Assumption of Lease and Estoppel Certificate,
           dated October 6, 1997.
10.64(10)  Assignment and Assumption of Lease, dated April 23, 1999.
10.65(7)   Tower Lease Agreement, dated December 30, 1998, by and
           between Roberts Broadcasting Company of New Mexico, LLC and
           ACME Television of New Mexico, LLC.
10.66(10)  Tower License Agreement, dated May 21, 1992, by and between
           Caloosa Television Corporation and Southwest Florida
           Telecommunications, Inc.
10.67(10)  Station Affiliation Agreement, dated April 9, 1998, by and between ACME Television Licenses of Utah LLC and The WB
           Television Network.
10.68(10)  Station Affiliation Agreement, dated March 4, 1999, by and between ACME Television Licenses of New Mexico LLC and The
           WB Television Network.
10.69(10)  Station Affiliation Agreement, dated May 1, 1999, by and between ACME Television Licenses of Wisconsin LLC and The WB
           Television Network.
10.70(10)  Station Affiliation Agreement, dated May 1, 1999, by and between ACME Television Licenses of Illinois LLC and The WB
           Television Network.
10.71(10)  Station Affiliation Agreement, dated May 1, 1999, by and between ACME Television Licenses of Ohio LLC and The WB
           Television Network.
10.72(10)  Bridge Loan Agreement, dated April 23, 1999, by and among
           ACME Television Holdings, LLC, Alta Communications VI, L.P.,
           Alta Comm S by S, LLC, Alta Subordinated Debt Partners III,
           L.P., BancBoston Investments Inc., CEA Capital Partners USA,
           L.P., CEA Capital Partners USA CI, L.P., TCW Shared
           Opportunity Fund III, L.P., Shared Opportunity Fund IIB, LLC
           and TCW Leveraged Income Trust II, L.P.
10.73(10)  Form of Stockholder and Voting Agreement by and among ACME
           Communications Inc. and the parties on the signature pages thereto.
10.74(10)  Form of Voting Agreement by and among ACME Communications
           Inc. and the parties on the signature pages thereto.
10.75(1)   Management Agreement, dated February 6, 1997, by and between
           Newco of Oregon, Inc. and Channel 32, Incorporated.

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION
-------                        -------------------
10.76(1)   Amendment, dated June 17, 1997, to Management Agreement by and between ACME Television Holdings of Oregon, LLC and
           Channel 32, Incorporated.
10.77*     Master Lease Agreement by and between Bankers Commercial
           Corporation and ACME Television, LLC dated October 25, 1999.
10.78*     Second Amendment to Asset Purchase Agreement, dated November
           1, 1999, by and between ACME Television of New Mexico, LLC and Ramar Communications II, Ltd., with respect to
           television station KASY-TV, Santa Fe, New Mexico.
10.79*     Tower space and site Lease Agreement dated November 1, 1999, by and between Lee Enterprises, Incorporated, Sandia
           Television Corporation and ACME Television of New Mexico,
           LLC.
10.80*     Time Brokerage Agreement dated November 1, 1999, by and
           between Ramar Communications, II, Ltd. and ACME Television of New Mexico, LLC.
10.81*     Assignment and Assumption of Tower Lease by and between
           Ramar Communications II, Ltd. and ACME Television of New
           Mexico, LLC, dated December 3, 1999.
10.82*     Standstill Agreement, dated October 4, 1999, by and between
           ACME Television Holdings, LLC and DP Media of Battle Creek,
           Inc.
21.0*      Subsidiaries of Registrant.
27.1*      Financial Data Schedule.

---------------
 *  Filed herewith.

 (1) Incorporated by reference to the Registration Statement for ACME Intermediate Holdings, LLC on Form S-4, File No. 333-4027, filed on November 14, 1997.

 (2) Incorporated by reference to the Registration Statement for ACME Television, LLC on Form S-4, File No. 333-40281, filed on November 14, 1997.

 (3) Incorporated by reference to the Registration Statement for ACME Television, LLC on Form S-4/A, File No. 333-40281, filed on January 16, 1998.

 (4) Incorporated by reference to ACME Intermediate Holdings LLC's Quarterly Report on Form 10-Q for the period ending March 31, 1998.

 (5) Incorporated by reference to ACME Intermediate Holdings LLC's Quarterly Report on Form 10-Q for the period ending June 30, 1998.

 (6) Incorporated by reference to ACME Intermediate Holdings LLC's Quarterly Report on Form 10-Q for the period ending September 30, 1998.

 (7) Incorporated by reference to ACME Intermediate Holdings LLC's Annual Report on Form 10-K for the year ended December 31, 1998.

 (8) Incorporated by reference to ACME Television Holdings LLC's Quarterly Report on Form 10-Q for the period ending March 31, 1999.

 (9) Incorporated by reference to ACME Intermediate Holdings LLC's Report on Form 8-K filed May 7, 1999.

(10) Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1, File No. 333-84191, filed on September 29, 1999.

     (b) REPORTS ON FORM 8-K.

     The Company filed no reports on Form 8-K during the three months ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ACME Communications, Inc.

                                                   /s/ THOMAS ALLEN
                                          --------------------------------------
                                          Thomas Allen
                                          Executive Vice President and Chief
                                          Financial Officer and Director
                                          (Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                     SIGNATURE                                   CAPACITY                    DATE
                     ---------                                   --------                    ----

                 /s/ JAMIE KELLNER                   Chairman of the Board and Chief    March 28, 2000
---------------------------------------------------  Executive Officer (Principal
                   Jamie Kellner                     Executive Officer)

                 /s/ DOUGLAS GEALY                   President and Chief Operating      March 28, 2000
---------------------------------------------------  Officer and Director
                   Douglas Gealy

                 /s/ THOMAS ALLEN                    Executive Vice President, Chief    March 28, 2000
---------------------------------------------------  Financial Officer and Director
                  Thomas D. Allen                    (Principal Financial and
                                                     Accounting Officer)

                 /s/ JAMES COLLIS                    Director                           March 28, 2000
---------------------------------------------------
                   James Collis

               /s/ THOMAS EMBRESCIA                  Director                           March 28, 2000
---------------------------------------------------
                 Thomas Embrescia

                 /s/ BRIAN MCNEILL                   Director                           March 28, 2000
---------------------------------------------------
                   Brian McNeill

                /s/ MICHAEL ROBERTS                  Director                           March 28, 2000
---------------------------------------------------
                  Michael Roberts

                 /s/ DARRYL SCHALL                   Director                           March 28, 2000
---------------------------------------------------
                   Darryl Schall

                                                                     SCHEDULE I.

                           ACME COMMUNICATIONS, INC.
                                (PARENT COMPANY)

                        CONDENSED FINANCIAL INFORMATION
                                 BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $     48    $ 19,834
  Due from affiliates.......................................        --          --
                                                              --------    --------
     Total current assets...................................        48      19,834
Notes Receivable and accrued interest.......................       231         112
Due from subsidiaries.......................................        --      20,451
Investment in subsidiaries..................................    28,456      63,661
Prepaid financing costs.....................................       959          --
Other assets................................................        --       2,481
Intangible assets, net......................................        --      20,840
                                                              --------    --------
     Total assets...........................................  $ 29,694    $127,379
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $     --    $    240
  Accrued liabilities.......................................        --          89
  Deferred income taxes.....................................        --         177
  Other current liabilities.................................         2          --
                                                              --------    --------
     Total current liabilities..............................         2         506
Accrued interest payable....................................     3,523          --
Convertible debentures......................................    24,756          --
Other liabilities...........................................        --          38
                                                              --------    --------
     Total liabilities......................................    28,281         544
                                                              --------    --------
Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
     authorized, no shares issued and outstanding...........        --          --
  Common stock, $.01 par value; 16,750,000 shares issued
     outstanding at December 31, 1999 and 5,180,051 issued
     and outstanding at December 31, 1998...................        52         168
  Additional paid-in capital................................    30,780     130,279
  Accumulated deficit.......................................   (29,419)     (3,612)
                                                              --------    --------
     Total stockholders' equity.............................     1,413     126,835
                                                              --------    --------
       Total liabilities and stockholders' equity...........  $ 29,694    $127,379
                                                              ========    ========

         See accompanying notes to the condensed financial information.

                           ACME COMMUNICATIONS, INC.
                                (PARENT COMPANY)

                        CONDENSED FINANCIAL INFORMATION
                            STATEMENTS OF OPERATIONS

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1997        1998        1999
                                                              -------    --------    --------
                                                                      (IN THOUSANDS)
Operating expenses..........................................  $    --    $     --    $    (16)
Amortization of intangible..................................       --          --    $   (264)
                                                              -------    --------    --------
Operating loss..............................................       --          --        (280)
Interest income.............................................       --          20         418
Interest expense............................................   (1,096)     (2,575)     (3,192)
Other income (expenses).....................................        4         (13)         --
                                                              -------    --------    --------
  Loss before equity in the net loss of subsidiaries and
     income taxes...........................................   (1,092)     (2,568)     (3,054)
Equity in the net loss of subsidiaries......................   (6,387)    (19,372)    (67,548)
                                                              -------    --------    --------
Loss before income taxes....................................   (7,479)    (21,940)    (70,602)
Income tax expense..........................................       --          --        (177)
                                                              -------    --------    --------
     Net loss...............................................  $(7,479)   $(21,940)   $(70,779)
                                                              =======    ========    ========

         See accompanying notes to the condensed financial information.

                           ACME COMMUNICATIONS, INC.
                                (PARENT COMPANY)

                        CONDENSED FINANCIAL INFORMATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                         COMMON STOCK      ADDITIONAL                       TOTAL
                                       ----------------     PAID-IN      ACCUMULATED    STOCKHOLDERS'
                                       SHARES    AMOUNT     CAPITAL        DEFICIT         EQUITY
                                       ------    ------    ----------    -----------    -------------
                                                               (IN THOUSANDS)
Balance at December 31, 1996.........      --     $ --      $     --      $     --        $     --
  Issuance of common stock, net......   4,074       41        23,744            --          23,785
  Net Loss...........................      --       --            --        (7,479)         (7,479)
                                       ------     ----      --------      --------        --------
Balance at December 31, 1997.........   4,074       41        23,744        (7,479)         16,306
  Issuance of common stock, net......   1,106       11         7,036            --           7,047
  Net Loss...........................      --       --            --       (21,940)        (21,940)
                                       ------     ----      --------      --------        --------
Balance at December 31, 1998.........   5,180       52        30,780       (29,419)          1,413
  Equity-based compensation..........   1,720       17        39,671            --          39,688
  Issuance of stock options in
     exchange for long-term incentive
     plan............................      --       --           738            --             738
  Conversion of convertible debt.....   3,926       40        29,200            --          29,240
  Acquisition of minority interest...     924        9        21,241            --          21,250
  Initial public offering............   5,000       50       105,235            --         105,285
  Termination of non-taxable
     status..........................      --       --       (96,586)       96,586              --
  Net loss...........................      --       --            --       (70,779)        (70,779)
                                       ------     ----      --------      --------        --------
Balance at December 31, 1999.........  16,750     $168      $130,279      $ (3,612)       $126,835
                                       ======     ====      ========      ========        ========

         See accompanying notes to the condensed financial information.

                                (PARENT COMPANY)

                        CONDENSED FINANCIAL INFORMATION
                            STATEMENTS OF CASH FLOWS

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1998        1999
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net loss.................................................  $ (7,479)   $(21,940)   $(70,779)
Adjustments to reconcile net loss to net cash: provided by
  operating activities:
  Amortization of debt issuance costs......................        34         122         492
  Equity in net loss of subsidiary.........................     6,387      19,372      67,548
  Deferred taxes...........................................        --          --         177
Changes in assets and liabilities:
  (Increase) decrease in accounts receivables, net.........      (201)        (20)        119
  (Increase) decrease in prepaid expenses..................        --          25          --
  (Increase) decrease in due from affiliates...............        (7)          7     (20,451)
  (Increase) other assets..................................        --          --          --
  Increase (decrease) in accounts payable..................        --          --         240
  Increase in other currently liabilities..................        --           2       1,956
  Increase in accrued expenses.............................     1,047       2,476         335
                                                             --------    --------    --------
     Net cash provided by (used in) operating activity.....      (219)         44     (20,363)
                                                             --------    --------    --------
Cash flows from investing activities:
  Purchase of station interests............................   (18,675)         --     (62,655)
  Investments in and advances to subsidiaries..............   (24,128)         --      (2,481)
                                                             --------    --------    --------
     Net cash used in investing activities.................   (42,803)         --     (65,136)
                                                             --------    --------    --------
Cash flows from financing activities:
  Initial public offering, net of expenses.................        --          --     105,285
  Issuance of stock........................................    19,385          --          --
  Debt issuance costs......................................    (1,115)         --          --
  Issuance of convertible debt.............................    24,756          --          --
                                                             --------    --------    --------
     Net cash provided by financing activities.............    43,026          --     105,285
                                                             --------    --------    --------
  Net increase (decrease) in cash..........................         4          44      19,786
  Cash at beginning of period..............................        --           4          48
                                                             --------    --------    --------
  Cash at end of period....................................  $      4    $     48    $ 19,834
                                                             ========    ========    ========
Supplemental disclosures of cash flow information:
Non-cash transactions:
  Issuance of equity as purchase consideration.............  $  4,400    $  7,047    $     --
  Contribution of station interest to subsidiary...........    18,675          --          --
  Conversion of convertible debt...........................        --          --      29,240
  Acquisition of minority interest of ACME Intermediate
     Holdings, LLC.........................................  $     --    $     --    $ 21,250
                                                             --------    --------    --------

         See accompanying notes to the condensed financial information

                           ACME COMMUNICATIONS, INC.
                                (PARENT COMPANY)

                    NOTES TO CONDENSED FINANCIAL INFORMATION

1. FORMATION AND BASIS OF PRESENTATION

     Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Statements of ACME Communications, Inc., do not include all of the information and notes normally include with financial statements prepared in accordance with generally accepted accounting principles. It is therefore suggested that these Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and Notes thereto included at Item 8 of this filing.

     ACME Communications, Inc. was formed on July 23, 1999, in preparation for and in conjunction with an initial public offering of its stock.

     On September 27, 1999, the Board of Advisors of ACME Television Holdings, LLC and its members and the Board of Directors of the Company and its stockholder approved a merger and reorganization (the "Reorganization"), whereby ACME Communications became the direct parent of ACME Television Holdings. As a result of the Reorganization, ACME Communications is the ultimate parent of ACME Intermediate Holdings, LLC, and its wholly-owned subsidiary ACME Television, LLC. All transactions contemplated as part of the Reorganization closed on October 5, 1999.

     Among the significant transactions of the Reorganization were the exchange of shares of the Company's common stock for members' units, management carry units and convertible debt of ACME Television Holdings. The common stock exchanged for members' units in ACME Television Holdings was recorded at historical cost. The management carry units were treated as a variable compensation plan. As the number of shares of common stock issued to the holders of the management carry units were fixed and fully vested, compensation expense was recorded for the difference between the fair value of the shares issued and the MCU expense previously recorded. The convertible debt was converted pursuant to its original conversion terms, and accordingly, no gain or loss was recognized. Also, the Company acquired the minority interest in ACME Intermediate Holdings for 923,938 shares of the Company's common stock. The acquisition of the minority interest was accounted for at fair market value.

     The financial statements give effect to the exchange of common stock for members' units for all periods presented.

     On October 5, 1999, the Company completed its initial public offering of 5,000,000 shares of common stock at $23 per share, before underwriters' discounts and other issuance costs. The Company received net proceeds of approximately $104 million.

     The accompanying condensed financial statements are presented for ACME Communications, Inc.

2. CASH DIVIDENDS

     There have been no cash dividends declared by the Company.

3. LONG-TERM DEBT

     There are no cash interest payments due on ACME Intermediate Holdings, LLC's Senior Secured Discount Notes until March 31, 2003. There are no cash interest payments due on ACME Television, LLC's Senior Discount Notes until March 31, 2001.

                                                                    SCHEDULE II.

                           ACME COMMUNICATIONS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
  FOR THE YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1998 AND DECEMBER 31,
                                      1999

                                                                   ADDITIONS
                                      BALANCE AT   ADDITIONS      ACQUIRED IN                   BALANCE AT
                                      BEGINNING    CHARGED TO       PURCHASE                      END OF
ALLOWANCE FOR DOUBTFUL ACCOUNTS       OF PERIOD     EXPENSE     TRANSACTIONS(1)    DEDUCTIONS     PERIOD
-------------------------------       ----------   ----------   ----------------   ----------   ----------
                                                                 (IN THOUSANDS)
Year ended December 31, 1997........         0                       51,000              --       51,000
Year ended December 31, 1998........    51,000      223,776         280,224              --      555,000
Year ended December 31, 1999........   555,000      485,000              --         324,000      716,000

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                        EXHIBIT DESCRIPTION
 -------                       -------------------
2.1(10)    Form of Agreement and Plan of Reorganization Relating to the
           Capitalization of ACME Communications, Inc. by and among the parties listed in the signature pages thereof.
2.2(10)    Form Exchange Agreement among ACME Communications, Inc. and the parties listed on the signature pages thereto.
2.3(10)    Form of Agreement of Merger by and among ACME Television
           Holdings, LLC, ACME Communications, Inc. and ACME
           Communications Merger Subsidiary, LLC.
3.1(10)    Form of Restated Certificate of Incorporation of ACME
           Communications, Inc., a Delaware corporation.
3.2(10)    Form of Restated Bylaws of ACME Communications, Inc.
4.1(1)     Indenture, dated September 30, 1997, by and among ACME
           Intermediate Holdings, LLC and ACME Intermediate Finance,
           Inc., as Issuers, and Wilmington Trust Company.
4.2(1)     Indenture, dated September 30, 1997, by and among ACME
           Television, LLC and ACME Finance Corporation, as issuers,
           the Guarantors named therein, and Wilmington Trust Company.
4.3(4)     First Supplemental Indenture, dated February 11, 1998, by
           and among ACME Television, LLC and ACME Finance Corporation, the Guarantors named therein, and Wilmington Trust Company.
4.4(4)     Second Supplemental Indenture, dated March 13, 1998, by and among ACME Television, LLC and ACME Finance Corporation, the
           Guarantors named therein, and Wilmington Trust Company.
4.5(6)     Third Supplemental Indenture, dated August 21, 1998, by and among ACME Television, LLC and ACME Finance Corporation, as issuers, the Guarantors named therein, and Wilmington Trust
           Company.
10.1(9)    Asset Purchase Agreement, dated April 23, 1999, by and among
           Paxson Communications Corporation, Paxson Communications
           License Company, LLC, Paxson Communications of Green Bay-14,
           Inc., Paxson Communications of Dayton-26, Inc., Paxson
           Dayton License, Inc., Paxson Communications of Decatur-23,
           Inc., Paxson Decatur License, Inc., ACME Television of Ohio,
           LLC, ACME Television Licenses of Ohio, LLC, ACME Television
           of Wisconsin, LLC, ACME Television Licenses of Wisconsin,
           LLC, ACME Television of Illinois, LLC and ACME Television
           Licenses of Illinois, LLC for WDPX(TV), Springfield, Ohio,
           WPXG(TV), Suring, WI and WPXU(TV), Decatur, IL.
10.2(9)    Time Brokerage Agreement, dated April 23, 1999, by and among
           Paxson Communications License Company, LLC, Paxson
           Communications of Green Bay-14, Inc., and ACME Television of
           Wisconsin, LLC for Station WPXG-TV, Suring, Wisconsin.
10.3(9)    Time Brokerage Agreement, dated April 23, 1999, by and among
           Paxson Decatur License, Inc., Paxson Communications of
           Decatur-23, Inc., and ACME Television of Illinois, LLC for
           Station WPXU-TV, Decatur, Illinois.
10.4(9)    Time Brokerage Agreement, dated April 23, 1999, by and among
           Paxson Dayton License, Inc., Paxson Communications of
           Dayton-26, Inc., and ACME Television of Ohio, LLC for
           Station WDPX-TV, Springfield, Ohio.
10.5(8)    Asset Purchase Agreement, dated February 19, 1999, by and
           between ACME Television of New Mexico, LLC and ACME
           Television Licenses of New Mexico, LLC and Ramar
           Communications II, Ltd., with respect to television station
           KWBQ-TV, Santa Fe, New Mexico.
10.6(10)   Amendment to Asset Purchase Agreement, dated July 30, 1999, by and between ACME Television of New Mexico, LLC and ACME
           Television Licenses of New Mexico, LLC and Ramar
           Communications II, Ltd., with respect to television station
           KASY-TV, Santa Fe, New Mexico.

 EXHIBIT
 NUMBER                        EXHIBIT DESCRIPTION
 -------                       -------------------
10.7(8)    Asset Purchase Agreement, dated February 19, 1999, by and
           between ACME Television of New Mexico, LLC and ACME
           Television Licenses of New Mexico, LLC and Ramar
           Communications II, Ltd., with respect to television station
           KASY-TV, Albuquerque, New Mexico.
10.8(7)    Purchase Agreement, dated October 30, 1998, by and between
           Roberts Broadcasting of New Mexico, LLC and ACME Television
           of New Mexico, LLC.
10.9(7)    Option Agreement, dated November 5, 1998, by and between
           Roberts Broadcasting of New Mexico, LLC and ACME Television
           of New Mexico, LLC.
10.10(1)   Asset Purchase Agreement, dated August 22, 1997, by and
           between ACME Television Licenses of New Mexico, LLC and
           Minority Broadcasters of Santa Fe, Inc.
10.11(1)   Management Agreement, dated August 22, 1997, by and between
           Minority Broadcasters of Santa Fe, Inc. and ACME Television
           of New Mexico, LLC.
10.12(1)   Membership Contribution Agreement, dated August 22, 1997, by and among ACME Television Holdings, LLC, Roberts
           Broadcasting of Salt Lake City, LLC, Michael V. Roberts and
           Steven C. Roberts.
10.13(8)   Membership Purchase Agreement, dated July 10, 1998, by and between Roberts Broadcasting of Salt Lake City, L.L.C.,
           Michael V. Roberts and Steven C. Roberts and ACME Television
           Holdings, LLC for a majority interest in Roberts
           Broadcasting of Salt Lake City, L.L.C.
10.14(8)   Asset Exchange Agreement, dated April 20, 1998 by and among
           Paxson Salt Lake City License, Inc., Paxson Communications
           of Salt Lake City-30, Inc. and Roberts Broadcasting of Salt
           Lake City, L.L.C.
10.15(5)   Time Brokerage Agreement, dated April 20, 1998, for KUPX-TV, by and among Paxson Salt Lake City License, Inc., Paxson
           Communications of Salt Lake City-30, Inc. and ACME
           Television of Utah, LLC.
10.16(1)   Management Agreement, dated August 22, 1997, by and between
           Roberts Broadcasting of Salt Lake City, LLC and ACME
           Television of Utah, LLC.
10.17(4)   Asset Purchase Agreement, dated March 2, 1998, by and
           between ACME Television, LLC and Second Generation of
           Florida, Ltd.
10.18(4)   Time Brokerage Agreement, dated March 2, 1998, by and
           between ACME Television, LLC and Second Generation of
           Florida, Ltd.
10.19(10)  Station Affiliation Agreement, dated March 15, 1998, by and between ACME Television Holdings, LLC and The WB Television
           Network Partners, L.P.
10.20(4)   Agreement, dated January 30, 1998, by and between ACME
           Television Licenses of Tennessee, LLC, Ruth Payne Carman
           (dba E&R Communications) and the Carman-Holly Partnership.
10.21(5)   Assignment Agreement, dated June 16, 1998, by and between
           ACME Television Licenses of Tennessee, LLC, Ruth Payne
           Carman (dba E&R Communications), Carman-Harrison, LLC and
           Donald E. Holley.
10.22(1)   Stock Purchase Agreement, dated July 29, 1997, by and among
           ACME Television Holdings, LLC, Koplar Communications, Inc.
           and the shareholders named therein.
10.23(1)   Escrow Agreement, dated September 8, 1997, by and among ACME
           Television Holdings, LLC, ACME Television Licenses of
           Missouri, Inc., Koplar Communications, Inc. the shareholders of Koplar Communications, Inc. and NationsBank, N.A.
10.24(1)   Time Brokerage Agreement for KPLR-TV, dated September 8,
           1997, by and among ACME Television Licenses of Missouri,
           Inc., ACME Television Holdings, LLC, Koplar Communications
           Television, LLC and Koplar Communications, Inc.
10.25(1)   Station Affiliation Agreement, dated September 24, 1997, by and between ACME Holdings of St. Louis, LLC and The WB
           Television Network Partners, L.P.
10.26(3)   Management Agreement between Edward J. Koplar and ACME
           Television Licenses of Missouri, Inc.

 EXHIBIT
 NUMBER                        EXHIBIT DESCRIPTION
 -------                       -------------------
10.27(1)   Escrow Agreement, dated May 28, 1997, by and among ACME
           Television Licenses of Tennessee, LLC, ACME Television of
           Tennessee, LLC, Crossville TV Limited Partnership, the
           Sellers names therein and NationsBank, N.A., as escrow
           agent.
10.28(3)   Station Affiliation Agreement, dated August 18, 1997, by and between ACME Holdings of Knoxville, LLC and The WB
           Television Network Partners, L.P.
10.29(3)   Station Affiliation Agreement, dated June 10, 1997, by and between ACME Holdings of Oregon, LLC and The WB Television
           Network Partners, L.P.
10.30(10)  Joint Sales Agreement by and between ACME Television
           Holdings, LLC and DP Media, Inc., dated April 23, 1999.
10.31(10)  Option Agreement, dated April 23, 1999, by and between ACME
           Television Holdings, LLC and DP Media, Inc.
10.32(1)   Programming Agreement, dated June 1, 1995, by and among
           Koplar Communications, Inc., Roberts Broadcasting Company,
           Michael V. Roberts and Steven C. Roberts.
10.33(5)   Master Lease Agreement, dated June 30, 1998, by and between
           General Electric Capital Corporation and ACME Television,
           LLC.
10.34(1)   Station Affiliation Commitment Letter dated August 21, 1997, to ACME Communications, Inc. from The WB Television Network.
10.35(10)  ACME Communications, Inc. 1999 Stock Incentive Plan.
10.36(10)  Form of Employment Agreement, as amended, by and between
           ACME Communications, Inc. and Doug Gealy.
10.37(10)  Form of Employment Agreement, as amended, by and between
           ACME Communications, Inc. and Tom Allen.
10.38(10)  Consulting Agreement, as amended, by and between ACME
           Communications, Inc. and Jamie Kellner.
10.39(1)   First Amended and Restated Credit Agreement, dated as of
           December 2, 1997, by and among ACME Television, LLC, the
           Lenders named therein and Canadian Imperial Bank of
           Commerce, New York Agency, as agent for the Lenders.
10.40(3)   Securities and Pledge Agreement, dated December 2, 1997, by and between ACME Subsidiary Holdings III, LLC and Canadian
           Imperial Bank of Commerce, as agent for the benefit of CIBC,
           Inc. and other financial institutions.
10.41(10)  Amendment No. 1 to First Amended and Restated Credit
           Agreement, dated June 30, 1998.
10.42(10)  Amendment No. 2 to First Amended and Restated Credit
           Agreement, dated June 30, 1998.
10.43(10)  Third Amendment to First Amended and Restated Credit
           Agreement, dated March 1, 1999.
10.44(10)  Fourth Amendment to First Amended and Restated Credit
           Agreement, dated April 23, 1999.
10.45(10)  Fifth Amendment to Credit Agreement, dated September 1999.
10.46(3)   Form of Guaranty by and among ACME subsidiaries, Canadian
           Imperial Bank of Commerce, as agent, and the Lenders under the First Amended and Restated Credit Agreement.
10.47(3)   Form of Security and Pledge Agreement by and among ACME
           subsidiaries, Canadian Imperial Bank of Commerce, as agent, and the Lenders under the First Amended and Restated Credit
           Agreement.
10.48(10)  Form of Registration Rights Agreement, by and among ACME
           Communications, Inc. and the parties on the signature pages thereto.
10.49(1)   Note Purchase Agreement, dated September 24, 1997, by and
           among ACME Intermediate Holdings, LLC, ACME Intermediate
           Finance, Inc. and CIBC Wood Gundy Securities Corp., as
           Initial Purchaser.
10.50(2)   Note Purchase Agreement, dated September 24, 1997, by and
           among ACME Television, LLC, ACME Finance Corporation, CIBC
           Wood Gundy Securities Corp. and Merrill Lynch, Pierce,
           Fenner & Smith Incorporated.

 EXHIBIT
 NUMBER                        EXHIBIT DESCRIPTION
 -------                       -------------------
10.51(1)   Securities Pledge Agreement, dated September 30, 1997, by
           and between ACME Intermediate Holdings, LLC and ACME
           Intermediate Finance, Inc., as Pledgers, and Wilmington
           Trust Company, as Trustee.
10.52(3)   Limited Liability Company Agreement of ACME Television
           Holdings, LLC.
10.53(3)   First Amendment to Limited Liability Company Agreement of
           ACME Television Holdings, LLC.
10.54(10)  Employment Agreement, dated September 27, 1999 by and between ACME Communications, Inc. and Ed Danduran.
10.55(10)  Amended and Restated Investment and Loan Agreement, dated as of June 17, 1999, by and among ACME Television Holdings, LLC and Jamie Kellner, Douglas Gealy, Thomas Allen, CEA Capital
           Partners USA, L.P. CEA ACME, Inc., Alta Communications VI,
           L.P., Alta Subordinated Debt Partners III, L.P., Alta-Comm S
           by S, LLC, Alta ACME, Inc., BancBoston Ventures, Inc., CEA
           Inc. and Alta Inc.
10.56(10)  Form of Convertible Debenture of ACME Television Holdings,
           LLC. Due June 30, 2008.
10.57(8)   Agreement of Lease, dated May 16, 1986, by and between CBS,
           Inc. and Koplar Communications Inc.
10.58(8)   Amendment to Agreement of Lease, dated September 2, 1986, by and between Viacom Broadcasting of Missouri Inc. and Koplar
           Communications Inc.
10.59(1)   Amended and Restated Lease Agreement, dated July 1, 1986, by and between KKSN, Inc. and Channel 32 Incorporated.
10.60(8)   Tower Lease Agreement, dated August 22, 1997, by and between
           Roberts Broadcasting Company of Utah, Inc. and Roberts
           Broadcasting Company of Salt Lake City, LLC.
10.61(3)   Amendment to Tower Lease Agreement, dated December 9, 1997, by and between Roberts Broadcasting Company of Utah, Inc.
           and Roberts Broadcasting Company of Salt Lake City LLC.
10.62(10)  Lease Agreement, dated January 1, 1997, by and between Mr.
           Tom Winter and VCY/America, Inc.
10.63(10)  Assignment and Assumption of Lease and Estoppel Certificate,
           dated October 6, 1997.
10.64(10)  Assignment and Assumption of Lease, dated April 23, 1999.
10.65(7)   Tower Lease Agreement, dated December 30, 1998, by and
           between Roberts Broadcasting Company of New Mexico, LLC and
           ACME Television of New Mexico, LLC.
10.66(10)  Tower License Agreement, dated May 21, 1992, by and between
           Caloosa Television Corporation and Southwest Florida
           Telecommunications, Inc.
10.67(10)  Station Affiliation Agreement, dated April 9, 1998, by and between ACME Television Licenses of Utah LLC and The WB
           Television Network.
10.68(10)  Station Affiliation Agreement, dated March 4, 1999, by and between ACME Television Licenses of New Mexico LLC and The
           WB Television Network.
10.69(10)  Station Affiliation Agreement, dated May 1, 1999, by and between ACME Television Licenses of Wisconsin LLC and The WB
           Television Network.
10.70(10)  Station Affiliation Agreement, dated May 1, 1999, by and between ACME Television Licenses of Illinois LLC and The WB
           Television Network.
10.71(10)  Station Affiliation Agreement, dated May 1, 1999, by and between ACME Television Licenses of Ohio LLC and The WB
           Television Network.
10.72(10)  Bridge Loan Agreement, dated April 23, 1999, by and among
           ACME Television Holdings, LLC, Alta Communications VI, L.P.,
           Alta Comm S by S, LLC, Alta Subordinated Debt Partners III,
           L.P., BancBoston Investments Inc., CEA Capital Partners USA,
           L.P., CEA Capital Partners USA CI, L.P., TCW Shared
           Opportunity Fund III, L.P., Shared Opportunity Fund IIB, LLC
           and TCW Leveraged Income Trust II, L.P.

 EXHIBIT
 NUMBER                        EXHIBIT DESCRIPTION
 -------                       -------------------
10.73(10)  Form of Stockholder and Voting Agreement by and among ACME
           Communications Inc. and the parties on the signature pages thereto.
10.74(10)  Form of Voting Agreement by and among ACME Communications
           Inc. and the parties on the signature pages thereto.
10.75(1)   Management Agreement, dated February 6, 1997, by and between
           Newco of Oregon, Inc. and Channel 32, Incorporated.
10.76(1)   Amendment, dated June 17, 1997, to Management Agreement by and between ACME Television Holdings of Oregon, LLC and
           Channel 32, Incorporated.
10.77*     Master Lease Agreement by and between Bankers Commercial
           Corporation and ACME Television, LLC dated October 25, 1999.
10.78*     Second Amendment to Asset Purchase Agreement, dated November
           1, 1999, by and between ACME Television of New Mexico, LLC and Ramar Communications II, Ltd., with respect to
           television station KASY-TV, Santa Fe, New Mexico.
10.79*     Tower space and site Lease Agreement dated November 1, 1999, by and between Lee Enterprises, Incorporated, Sandia
           Television Corporation and ACME Television of New Mexico,
           LLC.
10.80*     Time Brokerage Agreement dated November 1, 1999, by and
           between Ramar Communications, II, Ltd. and ACME Television of New Mexico, LLC.
10.81*     Assignment and Assumption of Tower Lease by and between
           Ramar Communications II, Ltd. and ACME Television of New
           Mexico, LLC, dated December 3, 1999.
10.82*     Standstill Agreement, dated October 4, 1999, by and between
           ACME Television Holdings, LLC and DP Media of Battle Creek,
           Inc.
21.0*      Subsidiaries of Registrant.
27.1*      Financial Data Schedule.

---------------
 *  Filed herewith.

 (1) Incorporated by reference to the Registration Statement for ACME Intermediate Holdings, LLC on Form S-4, File No. 333-4027, filed on November 14, 1997.

 (2) Incorporated by reference to the Registration Statement for ACME Television, LLC on Form S-4, File No. 333-40281, filed on November 14, 1997.

 (3) Incorporated by reference to the Registration Statement for ACME Television, LLC on Form S-4/A, File No. 333-40281, filed on January 16, 1998.

 (4) Incorporated by reference to ACME Intermediate Holdings LLC's Quarterly Report on Form 10-Q for the period ending March 31, 1998.

 (5) Incorporated by reference to ACME Intermediate Holdings LLC's Quarterly Report on Form 10-Q for the period ending June 30, 1998.

 (6) Incorporated by reference to ACME Intermediate Holdings LLC's Quarterly Report on Form 10-Q for the period ending September 30, 1998.

 (7) Incorporated by reference to ACME Intermediate Holdings LLC's Annual Report on Form 10-K for the year ended December 31, 1998.

 (8) Incorporated by reference to ACME Television Holdings LLC's Quarterly Report on Form 10-Q for the period ending March 31, 1999.

 (9) Incorporated by reference to ACME Intermediate Holdings LLC's Report on Form 8-K filed May 7, 1999.

(10) Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1, File No. 333-84191, filed on September 29, 1999.