Form 10-Q
period 2000-03-31
ACME COMMUNICATIONS INC
filed 2000-05-12
CIK 1092013

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-Q

                                ----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                ----------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         As of May 12, 2000, ACME Communications, Inc. had 16,750,000 shares of common stock outstanding.


================================================================================

                            ACME COMMUNICATIONS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

  ITEM
 NUMBER                                                                                                   PAGE
 ------                                                                                                   ----
                                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         ACME Communications, Inc. and Subsidiaries

         Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999.........................    3

         Consolidated Statements of Operations for the Three Months Ended
         March 31, 2000 and March 31, 1999..............................................................    4

         Consolidated Statements of Stockholders' Equity for the Three Months Ended  March 31, 2000.....    5

         Consolidated Statements of Cash Flows for the Three Months Ended
         March 31, 2000 and March 31, 1999..............................................................    6

         Notes to Consolidated Financial Statements.....................................................    7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results Of Operations......................................................................    8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................   13

                                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................   13

Item 4.  Submission of Matters to a Vote of Security Holders............................................   13

Item 6.  Exhibits and Reports on Form 8-K...............................................................   14

                          ACME COMMUNICATIONS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS

                                                                        AS OF          AS OF
                                                                     DECEMBER 31,    MARCH 31,
                                                                        1999           2000
                                                                     ------------   -----------
                                                                                    (UNAUDITED)

                                                                           (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents                                           $  23,846      $  21,260
  Accounts receivable, net                                               14,090         12,126
  Current portion of programming rights                                  11,331         11,135
  Prepaid expenses and other current assets                               1,065          1,885
  Deferred income taxes                                                   2,448          2,574
                                                                      ---------      ---------
        Total current assets                                             52,780         48,980

Property and equipment, net                                              25,116         24,969
Programming rights, net of current portion                               14,704         12,537
Intangible assets, net                                                  303,812        300,029
Other assets                                                             11,295         11,197
                                                                      ---------      ---------
                     Total assets                                     $ 407,707      $ 397,712
                                                                      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $   5,570      $   5,845
  Accrued liabilities                                                     8,231          3,826
  Current portion of programming rights payable                          10,727         10,854
  Current portion of obligations under lease                              1,617          1,590
                                                                      ---------      ---------
        Total current liabilities                                        26,145         22,115

Programming rights payable, net of current portion                       13,605         11,076
Obligations under lease, net of current portion                           5,796          5,434
Other liabilities                                                           297            268
Deferred income taxes                                                    25,364         22,518
10 7/8% senior discount notes                                           161,695        165,975
12% senior secured notes                                                 47,970         49,549
                                                                      ---------      ---------
          Total liabilities                                             280,872        276,935
                                                                      ---------      ---------

Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized,
        no shares issued and outstanding                                     --             --
   Common stock, $.01 par value; 16,750,000 shares issued and
        outstanding at March 31, 2000 and December 31, 1999                 168            168
   Additional paid-in capital                                           130,279        130,411
   Accumulated deficit                                                   (3,612)        (9,802)
                                                                      ---------      ---------
           Total stockholders' equity                                   126,835        120,777
                                                                      ---------      ---------

                     Total liabilities and stockholders' equity       $ 407,707      $ 397,712
                                                                      =========      =========

See the notes to the consolidated financial statements.

                ACME COMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                   (In thousands, except per share data)

                                             FOR THE THREE MONTHS ENDED
                                                      MARCH 31,
                                           -----------------------------
                                              1999              2000
                                           -----------------------------
                                                   (IN THOUSANDS)
Net revenues                               $    11,123      $     16,218
                                           -----------      ------------

Operating expenses:
   Station operating expenses                    8,430            12,655
   Depreciation and amortization                 3,766             5,444
   Corporate                                       721               908
   Equity-based compensation                     2,500               132

                                           -----------      ------------
            Operating loss                      (4,294)           (2,921)

Other income (expenses):
   Interest income                                   9               297
   Interest expense                             (6,466)           (6,356)
   Other income (expense)                            5                (1)
                                           -----------      ------------
Loss before income taxes and
   minority interest                           (10,746)           (8,981)
Income tax benefit (expense)                    (2,255)            2,791
                                           -----------      ------------
Loss before minority interest                  (13,001)           (6,190)
       Minority interest                           723                --
                                           -----------      ------------
            Net loss                       $   (12,278)     $     (6,190)
                                           ===========      ============

Pro forma net loss per share:

Loss before income taxes and
   minority interest, as reported          $   (10,746)     $     (8,981)
Pro forma tax benefit                            4,297             2,791
                                           -----------      ------------
Loss before minority interest                   (6,449)           (6,190)
Pro forma minority interest allocation             451                --
                                           -----------      ------------
     Pro forma net loss                    $    (5,998)     $     (6,190)
                                           ===========      ============
Pro forma net loss per share, basic
   and diluted                             $     (1.16)     $      (0.37)
                                           ===========      ============
Basic and diluted weighted average
   common shares outstanding                 5,180,051        16,750,000
                                           ===========      ============

See the notes to the consolidated financial statements.

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                 ADDITIONAL                    TOTAL
                                               COMMON STOCK        PAID-IN    ACCUMULATED   STOCKHOLDERS'
                                              SHARES   AMOUNT      CAPITAL      DEFICIT        EQUITY
                                              ---------------    ----------   -----------   -------------
    Balance at December 31, 1999              16,750     $168     $130,279     $(3,612)       $ 126,835
        Equity-based compensation                 --       --          132          --              132
        Net loss                                  --       --           --      (6,190)          (6,190)
                                              ------     ----     --------     -------        ---------
    Balance at March 31, 2000 (unaudited)     16,750     $168     $130,411     $(9,802)       $ 120,777
                                              ======     ====     ========     =======        =========

See the notes to the consolidated financial statements.

                       ACME COMMUNICATIONS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                                  FOR THE THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                  --------------------------
                                                                      1999          2000
                                                                    --------      --------
                                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Net loss                                                          $(12,278)     $ (6,190)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                     3,766         5,445
     Amortization of program rights                                    1,582         2,949
     Amortization of debt issuance costs                                 739           280
     Amortization of discount on 10 7/8% senior discount notes         3,850         4,280
     Amortization of discount on 12% senior secured notes              1,384         1,579
     Minority interest allocation                                       (736)           --
     Equity-based compensation                                         2,500           132
     Deferred taxes                                                    2,255        (2,791)
  Changes in assets and liabilities:
     Decrease in accounts receivables, net                             1,595         1,964
     (Increase) decrease in prepaid expenses                            (249)          141
     Increase in other assets                                            (80)       (1,143)
     Increase (decrease) in accounts payable                          (1,238)          273
     Increase (decrease) in accrued liabilities                          682        (4,403)
     Payments on programming rights payable                           (2,072)       (2,988)
     Decrease in other liabilities                                      (281)         (210)
                                                                    --------      --------

          Net cash provided by (used in) operating activities          1,419          (682)
                                                                    --------      --------
Cash flows from investing activities:
  Purchase of property and equipment                                  (2,171)       (1,193)
  Purchase of  and deposits for station interests                     (1,509)         (322)
  Investments in and advances to subsidiaries                         (2,428)           --
                                                                    --------      --------

          Net cash used in investing activities                       (6,108)       (1,515)
                                                                    --------      --------

Cash flows from financing activities:
  Increase in revolving credit facility, net of repayments             4,900            --
  Payments of capital lease obligations                                 (258)         (389)
                                                                    --------      --------

          Net cash provided by (used in) financing activities          4,642          (389)
                                                                    --------      --------

     Net decrease in cash                                                (47)       (2,586)
     Cash at beginning of period                                       1,001        23,846
                                                                    --------      --------

     Cash at end of period                                          $    954      $ 21,260
                                                                    ========      ========
Cash Payments for:
  Interest                                                          $    372      $    212
  Taxes                                                             $     25      $    181
                                                                    ========      ========
 Non-Cash Transactions:
   Program rights in exchange for program rights payable            $    628      $    586
                                                                    ========      ========

See the notes to the consolidated financial statements.

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                               AND MARCH 31, 2000


(1)      FORMATION AND DESCRIPTION OF THE BUSINESS

FORMATION

         ACME Communications, Inc. (the "Company") was formed on July 23, 1999, in preparation for and in conjunction with an initial public offering of its stock.

         On September 27, 1999, the Board of Advisors of ACME Television Holdings, LLC and its members and the Board of Directors of the Company and its stockholder approved a merger and reorganization (the "Reorganization"), whereby the Company became the direct parent of ACME Television Holdings. As a result of the Reorganization, the Company is the ultimate parent of ACME Intermediate Holdings, LLC, ("ACME Intermediate") and its wholly-owned subsidiary ACME Television, LLC ("ACME Television"). All transactions contemplated as part of The Reorganization closed on October 5, 1999.

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

         On October 5, 1999, the Company completed its initial public offering of 5,000,000 shares of common stock at $23 per share, before underwriters' discounts and other issuance costs (the "IPO"). The Company received net proceeds of approximately $105 million.

DESCRIPTION OF THE BUSINESS

         ACME Communications is a holding company with no independent operations other than its indirect wholly-owned subsidiary, ACME Television. ACME Television, through its wholly-owned subsidiaries, owns and operates the following ten commercially licensed broadcast television stations located throughout the United States:

                                                                       NETWORK
 STATION                                 MARKET                      AFFILIATION
 -------                                 ------                      -----------
KPLR - 11   St. Louis, MO.........................................       WB
KWBP - 32   Portland, OR..........................................       WB
KUWB - 30   Salt Lake City, UT....................................       WB
KWBQ - 19   Albuquerque-Santa Fe, NM..............................       WB
KASY - 50   Albuquerque-Santa Fe, NM..............................       UPN

                                                                       NETWORK
 STATION                                 MARKET                      AFFILIATION
 -------                                 ------                      -----------
WBXX - 20   Knoxville, TN.........................................       WB
WTVK - 46   Ft. Myers-Naples, FL..................................       WB
WBDT - 26   Dayton, OH............................................       WB
WIWB - 14   Green Bay-Appleton, WI................................       WB
WBUI - 23   Champaign-Springfield-Decatur, IL.....................       WB

(2)      PRESENTATION OF INTERIM FINANCIAL STATEMENTS

         Unless the context requires otherwise, references to the Company refer to ACME Communications, Inc and its wholly-owned subsidiaries. Segment information is not presented because all of the Company's revenues are attributed to a single reportable segment -- television broadcasting. Certain amounts previously reported for 1999 have been reclassified to conform to the 2000 financial statement presentation.

         The accompanying consolidated financial statements for the three months ended March 31, 2000 and 1999 are unaudited and have been prepared in accordance with generally accepted accounting principles, the instructions to this Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position and the results of operations, and cash flows for these periods. As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financials statements do not include all disclosures and footnotes normally included with annual consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K filed with the SEC on March 28, 2000. The results of operations presented in the accompanying financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

(3)      LOSS PER COMMON SHARE

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

         For periods prior to October 1, 1999, the Company calculated pro forma net loss per share based upon the historical results of operations adjusted to reflect (i) a provision for income taxes on historical earnings before income taxes, which gives effect to the change in the Company's income tax status to a C corporation and (ii) the impact on the net loss allocated to minority interests. In addition, the Company has reflected the exchange of common stock for units for all periods presented.

         Stock options outstanding amounting to 3,039,191 shares at March 31, 2000, were not included in the computation of diluted EPS because to do so would have been antidilutive.

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

         Our primary operating expenses are programming costs, employee compensation, advertising and promotion expenditures and depreciation and amortization. Programming expense consists primarily of amortization of broadcast rights relating to syndicated programs as well as news production and sports rights fees. Changes in employee compensation expense result primarily from increases in total staffing levels, from adjustments to fixed salaries based on individual performance, inflation and from changes in sales commissions paid to our sales staff based on levels of advertising revenues. Advertising and promotion expenses consist primarily of media and related production costs resulting from the promotion of our stations and programs. This amount is net of any reimbursement received or due to us for such advertisement and promotion from The WB Network or from other program suppliers.

RESULTS OF OPERATIONS

    The following tables set forth selected operating and cash flow data for the periods indicated:


                                                  THREE MONTHS ENDED MARCH 31,
                                                 -----------------------------
                                                  1999                  2000
                                                 -------               -------
                                                          (Unaudited)
OPERATING DATA:
Broadcast cash flow and adjusted EBITDA(2):
   Operating loss                                $(4,294)              $(2,921)
   Add back:
      Equity-based compensation                    2,500                   132
      Depreciation and amortization                3,766                 5,444
      Time brokerage fees                             --                    --
      Amortization of program rights               1,582                 2,949
      Corporate expenses                             721                   908
      Adjusted program payments (2)               (1,642)               (2,935)
                                                 -------               -------
            Broadcast cash flow                    2,633                 3,577
   Less:
      Corporate expenses                             721                   908
                                                 -------               -------
            Adjusted EBITDA                      $ 1,912               $ 2,669

Broadcast cash flow margin (2)                      23.7%                 22.1%
Adjusted EBITDA margin (2)                          17.2%                 16.5%

CASH FLOWS PROVIDED BY (USED IN):                         (Unaudited)
     Operating activities                        $ 1,419               $  (682)
     Investing activities                        $(6,108)              $(1,515)
     Financing activities                        $ 4,642               $  (389)

----------

(1) The Company's long-term debt consists of our 12% senior secured discount notes, 10 7/8% senior discount notes and capital lease obligations.

(2)      We define:

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

QUARTER ENDED MARCH 31, 2000 VS MARCH 31, 1999

         Net revenues increased 46% to $16.2 million for the first quarter of 2000 compared to $11.1 million for the same period a year ago. This increase reflects significant growth at our developing stations, increased market share at our flagship station KPLR, revenue from the four stations we have acquired since March 1999 (WBDT - Dayton, WIWB - Green Bay/Appleton, WBUI - Champaign/ Decatur/Springfield and KASY - Albuquerque/Santa Fe, collectively the "Acquired Stations") and increased revenues from KWBQ - Albuquerque/Santa Fe which we launched in March 1999. On a "Same Station" basis (i.e. reflecting the results of the five stations we owned and operated for both the full first quarters of 2000 and 1999) our first quarter 2000 net revenues rose 27% as compared to the first quarter of 1999.

         Station operating expenses increased 50% to $12.7 million for first three months of 2000 compared to $8.4 million for the same period a year ago when station operating expenses were $8.4 million. This increase primarily relates to increased programming and staffing related costs at our developing stations and to the station expenses at the Acquired Stations.

         Depreciation and amortization increased 45% to $5.4 million in the first quarter of 2000 compared to $3.8 million in the same period a year ago. The first quarter increase relates primarily to the amortization of intangibles related to the Acquired Stations and the amortization that resulted from our purchase of the minority interest in ACME Intermediate during the IPO. Additionally, depreciation expense increased due to the addition of property, plant and equipment since March 1999.

         Corporate expenses increased 26% to $908,000 for the first quarter of 2000 as compared to $721,000 for the same period a year ago. This increase relates primarily to increased staffing to support the growing operations of our station group, which increased from 5 to 10 stations between March and November 1999.

         Equity-based compensation of $132,000 in the first quarter of 2000 relates to stock options issued below market value in connection with the conversion of our long-term incentive plan awards. The equity-based compensation charge of $2.5 million in the first quarter of 1999 relates to management carry units that were issued to our senior management in June 1997 and which were accounted for as a variable compensation plan.

         Interest expense for the first quarter of 2000 was $6.4 million, a decrease of $110,000 over the prior year first quarter expenses of $6.5 million. The decrease relates to reduced interest under our revolving credit facility, which had a zero balance in the first quarter of 2000 compared to an average balance of $9 million in the first quarter of 1999, net of increased interest expense for the first quarter of 2000 related to the increased amortization of the discount on ACME Intermediate's 12% senior secured notes and ACME Television's 10 7/8% senior discount notes as well as increased interest on our capital equipment facility.

         The minority interest of $723,000 in the first quarter of 1999 represents the allocation of the losses of ACME Intermediate to its minority interest holders. In connection with our Reorganization in September 1999, the minority interest holders exchanged their membership units of ACME Intermediate for common stock of the Company, therefore, there is no minority interest allocation subsequent to the Reorganization.

         The Company recorded a net income tax benefit of $2.8 million during the first quarter compared to an expense of $2.3 million in the corresponding quarter of 1999. Prior to the Reorganization in September 1999, ACME Television Holdings, LLC was a limited liability company, therefore, no income taxes were provided for its operations other than at its subsidiary ACME Television of Missouri, Inc. which is a C corporation subject to federal and state taxation. Any liability or benefit from the Company's non-taxable entities' consolidated income or loss was the responsibility of, or benefit to, the individual members. After the reorganization all subsidiary operations are considered when providing for taxes. The first quarter 2000 tax benefit relates primarily to taxable losses generated during the period. The first quarter 1999 expense reflects a $3.0 million expense booked in connection with an inadvertent merger of a C corporation subsidiary into it's non-taxable parent, net of approximately $700,000 in tax benefit that was generated by the Missouri subsidiary. During September 1999, the Company obtained court rescissions of the merger transaction and reversed the $3.0 million provision.

         Broadcast cash flow for the first quarter of 2000 increased 36% to $3.6 million over the prior year broadcast cash flow of $2.6 million. The increase during the first quarter was the result of our stations' expanding revenue shares in their respective markets, driven by continued improvements in ratings and increased operating margins. On a Same Station basis, our broadcast cash flow increase for the first quarter of 2000 compared to the first quarter of 1999 was 49%. This growth was moderated by losses at the Company's Acquired Stations during the first quarter of 2000 and from start-up losses at KWBQ -- the Company's Albuquerque WB Network affiliate that was launched in March 1999.

         Adjusted EBITDA was $2.7 million during the first quarter of 2000; a $757,000, or a 40% increase from the $1.9 million adjusted EBITDA for the first quarter of 1999. This increase reflects our increased broadcast cash flow, net of corporate expenses. Corporate overheads represent approximately 5.6% of net revenues in the first quarter of 2000, as compared to the first quarter of 1999, when corporate overheads represented 6.5% of net revenues.

         The Company's net loss for the first quarter of 2000 was $6.2 million compared to a net loss for the first quarter of 1999 of $12.3 million. The $6.8 million decrease in the Company's net loss before minority interest is attributable to our increased adjusted EBITDA, the significantly reduced equity-based compensation expense and an increase in the tax benefit, offset by increased amortization and depreciation expense. Significant expenses incurred in the first quarter of 1999 but not in the first quarter of 2000 include $2.5 million in equity-based compensation expense and the $3.0 million tax expense related to the inadvertent merger discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flow used in operating activities was $682,000 for the three months ended March 31, 2000 compared to cash flow provided by operating activities of $1.4 million for the first three months of 1999. This decrease is related primarily to payment of $2.7 million in IPO bonuses to the Company's founding executives in the first quarter of 2000 offset by our growth in broadcast cash flow.

         Cash flow used in investing activities during the first three months of 2000 was $1.5 million compared to $6.1 million used during the first three months of 1999. During the first quarter of 2000, investing activities included purchases of broadcast and other equipment to improve capabilities at the Acquired Stations and the purchase of a low-power broadcast license for KWBP - Portland, OR to improve our coverage of the Portland market. Investing activity in the first quarter of 1999 included the purchase of a 25% membership interest in Sylvan Tower, LLC - an entity formed for the sole purpose of building digital transmission facilities to service the Portland, Oregon marketplace, the purchase of the remaining 51% interest in station KUPX (which was subsequently swapped for KUWB - Salt Lake City) and the purchase of corporate and studio facilities for KWBP -Portland, Oregon.

         Cash flow used in financing activities of $389,000 for the first three months of 2000 related to payments on our capital lease facilities. Cash flows provided by financing activities for the first three months of 1999 were $4.6 million in borrowings against our revolving credit facility offset somewhat by capital lease payments.

         The Company's revolving credit facility allows for borrowings up to $40.0 million, dependent upon our meeting certain financial ratio tests. The revolving credit facility can be used to fund future acquisitions of broadcast stations and for general corporate purposes. At March 31, 2000 there were no borrowings outstanding under the facility and approximately $35.1 million was available.

         The Company also has capital lease facilities in the aggregate amount of $20 million. Borrowings under these facilities are generally repaid over five years. As of March 31, 2000, amounts due under the facilities were $7.0 million bearing an implicit average interest rate of 9.24% per annum. At March 31, 1999, amounts due under the facilities were $7.4 million and bore an implicit average interest rate of 8.89%.

         The Company believes that existing cash balances, funds generated from operations and borrowings under its credit agreement and capital lease facilities, if necessary, will be sufficient to satisfy the Company's cash requirements for its existing operations for at least the next twelve months. The Company expects that any future acquisitions of television stations would be financed through these same sources and, if necessary, through additional debt and/or equity financing. However, there is no guarantee that such additional debt and/or equity will be available or available at terms acceptable to the Company.

ADOPTION OF ACCOUNTING STANDARD

         The FASB (Financial Accounting Standards Board) has issued FASB statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" which we adopted for our quarter ending March 31, 2000. This pronouncement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This pronouncement did not impact the Company's financial statements since the Company currently has no derivative instruments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's revolving credit facility has a variable interest rate. Accordingly, the Company's interest expense could be materially affected by future fluctuations in the applicable interest rate. At March 31, 2000, the Company had no borrowings under the revolving credit facility.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of stockholders of ACME Communications, Inc. was held on April 26, 2000. At the meeting, two items, as set forth in the Company's proxy statement dated March 31, 2000, were submitted to the stockholders for a vote: 1) the stockholders elected, for one-year terms, all persons nominated for directors as set forth in the Company's proxy statement dated March 31, 2000; and 2) the stockholders voted to ratify the selection of KPMG LLP as the Company's independent public accountants for the fiscal year 2000 audit. Approximately 91% of the eligible proxies were returned for voting. The table below sets forth the results of the voting at the Annual Meeting:

                                                                              AGAINST
                                                                                OR
                                                                 FOR          WITHHELD         ABSTENTIONS
                                                              ----------      --------         -----------
  (1) Election of Directors

      Jamie Kellner                                           15,193,109        ---               53,660
      Douglas Gealy                                           15,193,109        ---               53,660
      Thomas Allen                                            15,193,109        ---               53,660
      James Collis                                            15,193,109        ---               53,660
      Thomas Embrescia                                        15,193,109        ---               53,660
      Brian McNeill                                           15,193,109        ---               53,660
      Michael Roberts                                         15,193,109        ---               53,660
      Darryl Schall                                           15,193,109        ---               53,660

  (2) RATIFY THE APPOINTMENT OF KPMG LLP AS AUDITORS          15,246,309        240                  220

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS.

              EXHIBIT
              NUMBER                    EXHIBIT DESCRIPTION
              ------                    -------------------

               27.0     Financial Data Schedule for ACME Communications, Inc.

         (b)  REPORTS ON FORM 8-K

         The Company has not filed a Current Report on Form 8-K within the three-month period ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ACME Communications, Inc.


Date: May 12, 2000                     By:        /s/ THOMAS ALLEN
                                           -----------------------------------
                                                      Thomas Allen
                                              Executive Vice President/CFO
                                             (Principal accounting officer)

                               INDEX TO EXHIBITS


             EXHIBIT
             NUMBER                    EXHIBIT DESCRIPTION
             ------                    -------------------
              27.0     Financial Data Schedule for ACME Communications, Inc.