Form 10-Q
period 2000-06-30
ACME COMMUNICATIONS INC
filed 2000-08-14
CIK 1092013

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                ----------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        As of August 14, 2000, ACME Communications, Inc. had 16,750,000 shares of common stock outstanding.

================================================================================

                            ACME COMMUNICATIONS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         ACME Communications, Inc. and Subsidiaries

         Consolidated Balance Sheets as of June 30, 2000 and
           December 31, 1999..........................................       3

         Consolidated Statements of Operations for the Three Months
           and Six Months Ended June 30, 2000 and June 30, 1999.......       4

         Consolidated Statements of Stockholders' Equity for the
           Six Months Ended June 30, 2000.............................       5

         Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 2000 and June 30, 1999......................       6

         Notes to Consolidated Financial Statements...................       7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results Of Operations..................................       8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...      13

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................      13

Item 6.  Exhibits and Reports on Form 8-K.............................      13

                  ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                         AS OF              AS OF
                                                                      DECEMBER 31,         JUNE 30,
                                                                         1999               2000
                                                                      ------------         --------
                                                                                         (UNAUDITED)
                                                                            (IN THOUSANDS)
ASSETS

Current assets:
   Cash and cash equivalents                                           $  23,846         $  24,169
   Accounts receivable, net                                               14,090            14,787
   Current portion of programming rights                                  11,331            10,570
   Prepaid expenses and other current assets                               1,065             1,113
   Deferred income taxes                                                   2,448             2,700
                                                                       ---------         ---------
         Total current assets                                             52,780            53,339

Property and equipment, net                                               25,116            26,100
Programming rights, net of current portion                                14,704            10,159
Intangible assets, net                                                   303,812           295,859
Other assets                                                              11,295            11,420
                                                                       ---------         ---------
                Total assets                                           $ 407,707         $ 396,877
                                                                       =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                    $   5,570         $   6,829
   Accrued liabilities                                                     8,231             4,248
   Current portion of programming rights payable                          10,727            10,292
   Current portion of obligations under lease                              1,617             1,682
                                                                       ---------         ---------
         Total current liabilities                                        26,145            23,051

Programming rights payable, net of current portion                        13,605             8,888
Obligations under lease, net of current portion                            5,796             4,955
Other liabilities                                                            297               436
Deferred income taxes                                                     25,364            21,099
10 7/8% senior discount notes                                            161,695           170,488
12% senior secured notes                                                  47,970            51,235
                                                                       ---------         ---------
                Total liabilities                                        280,872           280,152
                                                                       ---------         ---------
Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares
  authorized, no shares issued and outstanding                                --                --
Common stock, $.01 par value; 16,750,000 shares issued
  outstanding at June 30, 2000 and December 31, 1999                         168               168
Additional paid-in capital                                               130,279           130,544
Accumulated deficit                                                       (3,612)          (13,987)
                                                                       ---------         ---------
                Total stockholders' equity                               126,835           116,725
                                                                       ---------         ---------
                     Total liabilities and stockholders' equity        $ 407,707         $ 396,877
                                                                       =========         =========

See the notes to the consolidated financial statements.

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      FOR THE THREE MONTHS ENDED              FOR THE SIX MONTHS ENDED
                                                                JUNE 30,                              JUNE 30,
                                                     ------------------------------       ------------------------------
                                                         1999              2000               1999               2000
                                                     -----------       ------------       -----------       ------------
Net revenues                                         $    15,512       $     19,169       $    26,635       $     35,387
                                                     -----------       ------------       -----------       ------------
Operating expenses:
   Station operating expenses                             11,560             13,922            19,990             26,577
   Depreciation and amortization                           4,393              4,976             8,159             10,420
   Corporate                                                 762                989             1,483              1,897
   Equity-based compensation                               8,200                133            10,700                265
                                                     -----------       ------------       -----------       ------------
           Operating loss                                 (9,403)              (851)          (13,697)            (3,772)

Other income (expenses):
   Interest income                                            18                328                27                625
   Interest expense                                       (7,602)            (6,716)          (14,068)           (13,072)
   Gain on sale of assets, net                                --              1,511                --              1,511
   Other expense                                              (5)                (3)               --                 (4)
                                                     -----------       ------------       -----------       ------------
Loss before income taxes and minority
   interest                                              (16,992)            (5,731)          (27,738)           (14,712)
Income tax benefit (expense)                                 191              1,546            (2,064)             4,337
                                                     -----------       ------------       -----------       ------------
Loss before minority interest                            (16,801)            (4,185)          (29,802)           (10,375)
Minority interest                                            680                 --             1,403                 --
                                                     -----------       ------------       -----------       ------------
               Net loss                              $   (16,121)      $     (4,185)      $   (28,399)      $    (10,375)
                                                     ===========       ============       ===========       ============

Pro forma net loss per share:

Loss before income taxes and minority
  interest, as reported                              $   (16,992)      $     (5,731)      $   (27,738)      $    (14,712)
Pro forma tax benefit                                      2,850              1,546             5,491              4,337
                                                     -----------       ------------       -----------       ------------
Loss before minority interest                            (14,142)            (4,185)          (22,247)           (10,375)
Pro forma minority interest allocation                       467                 --               908                 --
                                                     -----------       ------------       -----------       ------------
          Pro forma net loss                         $   (13,675)      $     (4,185)      $   (21,339)      $    (10,375)
                                                     ===========       ============       ===========       ============
Pro forma net loss per share, basic and diluted      $     (2.64)      $      (0.25)      $     (4.12)      $      (0.62)
                                                     ===========       ============       ===========       ============
Basic and diluted weighted average common
  shares outstanding                                   5,180,051         16,750,000         5,180,051         16,750,000
                                                     ===========       ============       ===========       ============

See the notes to the consolidated financial statements.

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)


                                            COMMON STOCK       ADDITIONAL                     TOTAL
                                          -----------------     PAID-IN      ACCUMULATED   STOCKHOLDERS'
                                          SHARES     AMOUNT     CAPITAL        DEFICIT        EQUITY
                                          ------     ------    ----------    -----------   -------------
Balance at December 31, 1999              16,750      $168      $130,279      $ (3,612)      $ 126,835
   Equity-based compensation                  --        --           265            --             265
   Net loss                                   --        --            --       (10,375)        (10,375)
                                          ------      ----      --------      --------       ---------
Balance at June 30, 2000 (unaudited)      16,750      $168      $130,544      $(13,987)      $ 116,725
                                          ======      ====      ========      ========       =========

See the notes to the consolidated financial statements.

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     FOR THE SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                     -----------------------
                                                                       1999           2000
                                                                     ---------      --------
                                                                         (IN THOUSANDS)
Cash flows from operating activities:
   Net loss                                                          $(28,399)      $(10,375)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
      Depreciation and amortization                                     8,159         10,420
      Amortization of program rights                                    3,250          6,347
      Amortization of debt issuance costs                                 337            595
      Amortization of discount on 10 7/8% senior discount notes         7,909          8,793
      Amortization of discount on 12% senior secured notes              2,861          3,265
      Minority interest allocation                                     (1,403)            --
      Gain on sale of assets, net                                          --         (1,511)
      Equity-based compensation                                        10,700            265
      Deferred taxes                                                     (962)        (4,337)
   Changes in assets and liabilities:
      Increase in accounts receivables, net                            (2,311)          (697)
      Increase in prepaid expenses                                       (353)           (48)
      Increase in other assets                                             --           (720)
      Increase in accounts payable                                        526          1,259
      Increase (decrease) in accrued liabilities                        5,215         (4,043)
      Payments on programming rights payable                           (4,227)        (6,193)
      Increase (decrease) in other liabilities                          2,429            (41)
                                                                     --------       --------
          Net cash provided by operating activities                     3,731          2,979

Cash flows from investing activities:
     Purchase of property and equipment                                (4,493)        (4,293)
     Proceeds from the sale of property                                    --          2,634
     Purchase of and deposits for station interests                   (41,765)          (221)
     Investments in and advances to subsidiaries                       (2,583)            --
                                                                     --------       --------
          Net cash used in investing activities                       (48,841)        (1,880)

Cash flows from financing activities:
     Increase in revolving credit facility, net of repayments          31,400             --
     Increase in bridge loan, net of repayments                        15,000             --
     Payments of capital lease obligations                               (572)          (776)
     Debt issuance costs                                                  (50)            --
                                                                     --------       --------
          Net cash provided by (used in) financing activities          45,778           (776)

Net decrease in cash                                                      668            323
Cash at beginning of period                                             1,001         23,846
                                                                     --------       --------
Cash at end of period                                                $  1,669       $ 24,169
                                                                     ========       ========

Cash Payments for:
     Interest                                                        $    630       $    212
     Taxes                                                           $     70       $     --
                                                                     ========       ========
Non-Cash Transactions:
     Addition of program rights contracts                            $  1,047       $    788
                                                                     ========       ========
     Exchange of note receivable and option deposit as
        purchase consideration for station interest                  $  7,000       $     --
                                                                     ========       ========

See the notes to the consolidated financial statements.

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 2000

(1) FORMATION AND DESCRIPTION OF THE BUSINESS

FORMATION

        ACME Communications, Inc. (the "Company") was formed on July 23, 1999, in preparation for and in conjunction with an initial public offering of its stock.

        On September 27, 1999, the Board of Advisors of ACME Television Holdings, LLC and its members and the Board of Directors of the Company and its stockholder approved a merger and reorganization (the "Reorganization"), whereby the Company became the direct parent of ACME Television Holdings. As a result of the Reorganization, the Company is the ultimate parent of ACME Intermediate Holdings, LLC, ("ACME Intermediate") and its wholly owned subsidiary ACME Television, LLC ("ACME Television"). All transactions contemplated as part of the Reorganization closed on October 5, 1999.

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

DESCRIPTION OF THE BUSINESS

        ACME Communications is a holding company with no independent operations other than its indirect wholly owned subsidiary, ACME Television. ACME Television, through its wholly-owned subsidiaries, owns and operates the following ten commercially licensed broadcast television stations located throughout the United States:

                                                                   NETWORK
         STATION                      MARKET                     AFFILIATION
        ---------                     ------                     -----------
        KPLR - 11  St. Louis, MO................................      WB
        KWBP - 32  Portland, OR.................................      WB
        KUWB - 30  Salt Lake City, UT...........................      WB
        KWBQ - 19  Albuquerque-Santa Fe, NM.....................      WB
        KASY - 50  Albuquerque-Santa Fe, NM.....................      UPN
        WBXX - 20  Knoxville, TN................................      WB
        WTVK - 46  Ft. Myers-Naples, FL.........................      WB
        WBDT - 26  Dayton, OH...................................      WB
        WIWB - 14  Green Bay-Appleton, WI.......................      WB
        WBUI - 23  Champaign-Springfield-Decatur, IL............      WB

(2) PRESENTATION OF INTERIM FINANCIAL STATEMENTS

        Unless the context requires otherwise, references to the Company refer to ACME Communications, Inc and its wholly owned subsidiaries. Segment information is not presented because all of the Company's revenues are attributed to a single reportable segment -- television broadcasting. Certain amounts previously reported for 1999 have been reclassified to conform to the 2000 financial statement presentation.

        The accompanying consolidated financial statements for the six months ended June 30, 2000 and 1999 are unaudited and have been prepared in accordance with generally accepted accounting principles, the instructions to this Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position and the results of operations, and cash flows for these periods. As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financials statements do not include all disclosures and footnotes normally included with annual consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K filed with the SEC on March 28, 2000. The results of operations presented in the accompanying financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

(3) RELATED PARTY TRANSACTION

        On May 31, 2000, the Company sold to and leased-back from Roberts Brothers Properties, III, LLC, the studio building for our stations KWBQ and KASY in Albuquerque, NM. Mr. Michael Roberts is one of the principal owners of Roberts Brothers Properties, III, LLC and is also a member of the Company's board of directors. The sale and leaseback of the building was set forth in an option granted in 1999 to an entity the Roberts brothers controlled. In accordance with the option agreement, the property was sold back at our original cost, however, transaction charges associated with the sale resulted in a loss of approximately $65,000, which is included in the gain on sale of assets, net, on the accompanying consolidated statement of operations.

(4) LOSS PER COMMON SHARE

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

        Stock options outstanding amounting to 3,029,541 shares with exercise prices ranging from $15.00 to $25.06 at June 30, 2000, were not included in the computation of diluted EPS because to do so would have been antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements and related notes included elsewhere in this report on Form 10-Q and with the audited financial statements and Management's Discussion and Analysis contained in the Company's Form 10-K for the year ended December 31, 1999.

Forward -Looking Statements:

        This report includes forward-looking statements. In addition, when used in this report, the words "believe," "expects" and any similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially and adversely from those described in the forward-looking statements as a result of various important factors, including (but not limited to) the impact of changes in national and regional economies, our ability to service our outstanding debt, successful integration of acquired entities (including achievement of synergies and cost reductions), pricing fluctuations in local and national advertising, volatility in programming costs, the effects of governmental regulation of broadcasting, the ability to secure suitable studio and tower leases at the end of their respective terms and the other risk factors set forth in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2000 and the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission on September 29, 1999 pursuant to the Securities Act of 1933. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

        Our primary station operating expenses are programming costs, employee compensation, advertising and promotion expenditures and depreciation and amortization. Programming expense consists primarily of amortization of broadcast rights relating to syndicated programs as well as news production and sports rights fees. Changes in employee compensation expense result primarily from increases in total staffing levels, from adjustments to fixed salaries based on individual performance, inflation and from changes in sales commissions paid to our sales staff based on levels of advertising revenues. Advertising and promotion expenses consist primarily of media and related production costs resulting from the promotion of our stations and programs. This amount is net of any reimbursement received or due to us for such advertisement and promotion from The WB Network or from other program suppliers.

RESULTS OF OPERATIONS

        The following tables set forth selected operating and cash flow data for the periods indicated:

                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                         JUNE 30,                       JUNE 30,
                                                 -----------------------        -------------------------
                                                   1999            2000           1999            2000
                                                 --------        -------        --------        ---------
                                                        (UNAUDITED)                    (UNAUDITED)
BROADCAST CASH FLOW AND ADJUSTED EBITDA(1):

Operating loss                                   $ (9,403)       $  (851)       $(13,697)       $ (3,772)
Add back:
      Equity-based compensation                     8,200            133          10,700             265
      Depreciation and amortization                 4,393          4,976           8,159          10,420
      Amortization of program rights                1,668          3,398           3,250           6,347
      Corporate expenses                              762            989           1,483           1,897
      Adjusted program payments (1)                (1,737)        (3,195)         (3,379)         (6,130)
                                                 --------        -------        --------        --------
               Broadcast cash flow                  3,883          5,450           6,516           9,027
Less:
      Corporate expenses                              762            989           1,483           1,897
                                                 --------        -------        --------        --------
               Adjusted EBITDA                   $  3,121        $ 4,461        $  5,033        $  7,130

Broadcast cash flow margin (1)                       25.0%          28.4%           24.5%           25.5%
Adjusted EBITDA margin (1)                           20.1%          23.3%           18.9%           20.1%

CASH FLOWS PROVIDED BY (USED IN):
     Operating activities                        $  2,312        $ 3,661        $  3,731        $  2,979
     Investing activities                        $(42,733)       $  (365)       $(48,841)       $ (1,880)
     Financing activities                        $ 41,136        $  (387)       $ 45,778        $   (776)

-------------------
(1) We define:

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

QUARTER AND SIX MONTHS ENDED JUNE 30, 2000 vs. JUNE 30, 1999

Operations:

        Net revenues increased 24% to $19.2 million for the second quarter and 33% to $35.4 for the six months of 2000 compared to $15.5 million and $26.6 million for the same periods a year ago. These increases reflect significant growth (averaging 45%) at our developing stations and the revenue from the four stations we have acquired since June 1, 1999 (WBDT - Dayton, WIWB - Green Bay/Appleton, WBUI - Champaign/ Decatur/Springfield and KASY - Albuquerque/Santa Fe, collectively the "Acquired Stations"). These increases were offset somewhat by a reduction in baseball revenues at KPLR due to the conversion for the 2000 season of our St. Louis Cardinal contract from a rights fee arrangement, where we paid the Cardinals a rights fee and sold the advertising time, to a time period buy, where the Cardinals paid KPLR to run the games and sold the advertising time themselves. The resulting impact of this change is significantly reduced baseball revenues and the elimination of baseball related expense in 2000 compared to 1999. On a "Same Station" basis (i.e. reflecting the results of the six stations we owned and operated for the full second quarter and the five stations we owned and operated for the full six months of 2000 and
1999) and excluding the impact from the conversion of the St. Louis Cardinals baseball contract, our second quarter 2000 net revenues rose 27% and the six month net revenues rose 29% as compared to 1999.

        Station operating expenses increased 20% to $14.0 million for second three months and 33% to $26.6 for the six months of 2000 compared to the same periods a year ago when station operating expenses were $11.6 million and $20.0 million, respectively. This increase relates primarily to same station expense increases, before the impact of the reduction in operating costs related to the conversion of the Cardinals contract referenced above, of 22% for the quarter and 23% for the six months period, which in turn principally relate to the Company's continued investment in programming and promotion. In addition, our operating expenses increased due to the addition of the four Acquired Stations.

        Depreciation and amortization increased 13% to $5.0 million in the second quarter and 28% to $10.4 million for the six months of 2000 compared to $4.4 million and $8.2 million in the same periods a year ago. These increases primarily relate to the amortization of intangibles related to the Acquired Stations and the amortization that resulted from our purchase of the minority interest in ACME Intermediate during the IPO. Additionally, depreciation expense increased due to the addition of property, plant and equipment since June 1999.

        Corporate expenses increased 30% to $989,000 for the second quarter of 2000 and 28% to $1.9 million year to date as compared to $762,000 and $1.5 million for the same period a year ago. These increases primarily relate to increased staffing to support the growing operations of our station group, which increased from 5 to 10 stations between June and November 1999.

        Equity-based compensation of $133,000 in the second quarter of 2000 ($265,000 year to date) relates to stock options issued at below market value in connection with the conversion of our long-term incentive plan awards. The equity-based compensation charge of $8.2 million in the second quarter of 1999 ($10.7 year to date) related to management carry units that were issued to our senior management in June 1997 and which were accounted for as a variable compensation plan. These management carry units were converted into common stock of the Company in September 1999 and no further compensation charges related to these carry units has or will be recorded thereafter.

        Interest expense for the second quarter of 2000 was $6.7 million, a decrease of $886,000 over the prior year second quarter expenses of $7.6 million. On a year to date basis, interest expense in 2000 was $13.1 million, a decrease of $996,000 over 1999's year to date expense of $14.1 million. The decrease relates to reduced interest in connection with our revolving credit facility, convertible debentures, and bridge loan, all of which were repaid in early October 1999 and had zero balances in 2000 compared to an average combined balance of $71.3 million in the second quarter and $53.3 million for the six month period of 1999. The decrease is net of the increased interest expense for ACME Intermediate's 12% senior secured notes, ACME Television's 10 7/8% senior discount notes and our capital equipment facility. Interest income for both the three and six months ended June 30, 2000 reflects interest on significantly higher cash balances generated, primarily, by our net IPO proceeds received in October 1999.

        The net gain on the sale of assets of $1.5 million reflects the sale of two separate studio facilities. In May 2000, we sold our studio building in Albuquerque, New Mexico and leased it back under a long-term agreement (see the Related Party disclosure in the notes to these financial statements). In June 2000, we sold our studio building in St. Louis, Missouri, which resulted in a gain of $1,576,000. The Company has entered into an 18-month leaseback arrangement with the buyer of the property to allow us adequate time to secure new studio facilities.

        The minority interest of $680,000 in the second quarter of 1999 and $1.4 million for the six months of 1999 represents the allocation of the losses of ACME Intermediate to its minority interest holders. With our Reorganization in September 1999, the minority interest holders exchanged their membership units of ACME Intermediate for common stock of the Company; therefore, there is no minority interest allocation subsequent to the Reorganization.

        The Company recorded a net income tax benefit of $1.5 million during the second quarter compared to a benefit of $191,000 in the corresponding quarter of 1999. For the six months ended June 30, 2000 the income tax benefit was $4.3 million as compared with the $2.1 million expense for the same six-month period in 1999. Prior to the Reorganization in September 1999, ACME Television Holdings, LLC was a limited liability company and, therefore, no income taxes were provided for its operations other than at its subsidiary ACME Television of Missouri, Inc., which is a C corporation subject to federal and state taxation. Any liability or benefit from the Company's non-taxable entities' consolidated income or loss was the responsibility of, or benefit to, the individual members. After the Reorganization all subsidiary operations are considered when providing for taxes. The tax benefit for the second quarter and six months of 2000 is the result of taxable losses generated during the periods. The tax expense for the six months ended June 30, 1999 reflects a $3.0 million expense booked in January of 1999 in connection with an inadvertent merger of a C corporation subsidiary into it's non-taxable parent, net of approximately $900,000 in tax benefit that was generated by the Missouri subsidiary. During September 1999, the Company obtained a judicial rescission of the merger transaction and reversed the $3.0 million provision.

        Broadcast cash flow for the second quarter of 2000 increased 40% to $5.5 million over the prior year broadcast cash flow of $3.9 million. For the six months ended June 30, 2000, broadcast cash flow increased 39% to $9.0 million in 2000 as compared to $6.5 million in 1999. These increases are primarily the result of our stations' expanding revenue shares within their respective markets driven by their continued improvements in ratings. Our overall broadcast cash flow growth was moderated slightly by losses at the Company's Acquired Stations in both the second quarter and six months of 2000. On a Same Station basis, our broadcast cash flow increased 34% in the second quarter of 2000 compared to the second quarter of 1999 and increased 37% for the first six months of 2000 compared to the same period in 1999.

        Adjusted EBITDA was $4.5 million during the second quarter of 2000, a 43% increase from the $3.1 million adjusted EBITDA for the second quarter of 1999. For the six months ended June 30, 2000, our adjusted EBITDA was $7.1 million, representing a 42% increase over the corresponding six-month period of 1999. These increases reflect our increased broadcast cash flow, net of increased corporate expenses.

        The Company's net loss for the second quarter of 2000 was $4.2 million compared to a net loss for the second quarter of 1999 of $16.1 million. Net losses on a year to date basis were $10.4 million for 2000 as compared to $28.4 million in 1999. These $11.9 million and $18.0 million (respectively) decreases in the Company's net loss before minority interest is attributable to our increased adjusted EBITDA, the significantly reduced equity-based compensation expense and a significant increase in the income tax benefit, offset by increased amortization and depreciation expense.

Liquidity and Capital Resources:

        Cash flow provided by operating activities was $3.0 million for the six months ended June 30, 2000 compared to cash flow provided by operating activities of $3.7 million for 1999. The 2000 figure included a non-recurring payment of approximately $3.0 million in executive bonuses related to the Company's September 1999 IPO. Apart from this payment, cash flow from operations increased by $2.3 million due primarily to the Company's increased adjusted EBITDA.

        Cash flow used in investing activities was $1.9 million during the first six months of 2000 compared to $48.8 million used during the same period in 1999. In 2000, investing activities included purchases of broadcast and other equipment to improve capabilities at the Acquired Stations and the purchase of a low-power broadcast license for KWBP - Portland, Oregon to improve our coverage of the Portland market. Investing activity in 1999 included the purchase of three of the four Acquired Stations, a 25% membership interest in Sylvan Tower, LLC - an entity formed for the sole purpose of building digital transmission facilities to service the Portland, Oregon marketplace, the purchase of the remaining 51% interest in station KUPX (which was subsequently swapped for KUWB
- Salt Lake City) and the purchase of studio facilities for KWBP -Portland, Oregon.

        Cash flow used in financing activities of $776,000 during the six months ended June 30, 2000 related to payments on our capital lease facilities. Cash flows provided by financing activities for the same period in 1999 were $45.8 million and consisted of $31.4 million in borrowings against our revolving credit facility and $15.0 million in bridge loan borrowings, slightly offset by capital lease payments.

        The Company's revolving credit facility allows for borrowings up to $40.0 million, dependent upon our meeting certain financial ratio tests. The revolving credit facility can be used to fund future acquisitions of broadcast stations and for general corporate purposes. At June 30, 2000 there were no borrowings outstanding under the facility and approximately $36.8 million was available. Although the Company was not in compliance with one of our financial covenants at June 30, 2000 this non-compliance was waived by the banks party to the facility.

        The Company also has capital lease facilities in the aggregate amount of $20 million. Borrowings under these facilities are generally repaid over five years. As of June 30, 2000, amounts due under the facilities were $6.6 million bearing an average implicit interest rate of 8.95% per annum. At June 30, 1999, amounts due under the facilities were $7.4 million and bore an average implicit interest rate of 8.66%.

        The Company believes that existing cash balances, funds generated from operations and borrowings under its credit agreement and capital lease facilities, if necessary, will be sufficient to satisfy the Company's cash requirements for its existing operations and debt service (including interest on our senior discount notes which begin accruing cash interest on October 1,
2000), for at least the next twelve months. The Company expects that any future acquisitions of television stations would be financed through these same sources and, if necessary, through additional debt and/or equity financing. However, there is no guarantee that such additional debt and/or equity will be available or available at terms acceptable to the Company.

ADOPTION OF ACCOUNTING STANDARDS

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

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. Any change in the Company's revenue recognition policy resulting from the implementation of SAB 101 would be reported as a change in accounting principle. In June 2000, the SEC issued SAB 101B which delays the implementation date of SAB 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company is evaluating the impact, if any, of SAB 101 on its financial position and results of operations.

        In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"). FIN 44 clarifies certain issues related to accounting for stock-based compensation, including (a) the definition of employee for purposes of applying APB Opinion No. 25, "Accounting for Stock Issued to Employees," (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but covers certain specific events that occur either after December 15, 1998 or January 12, 2000. To the extent that FIN 44 covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying FIN 44 are recognized on a prospective basis from July 1, 2000. The Company does not believe that FIN 44 will have any impact on its financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's revolving credit facility has a variable interest rate. Accordingly, the Company's interest expense could be materially affected by future fluctuations in the applicable interest rate. At June 30, 2000, the Company had no borrowings under the revolving credit facility.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) EXHIBITS.

            EXHIBIT
            NUMBER                   EXHIBIT DESCRIPTION
            -------                  -------------------
             27.0     Financial Data Schedule for ACME Communications, Inc.

        (b) REPORTS ON FORM 8-K

            The Company has not filed a Current Report on Form 8-K within the three-month period ended June 30, 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              ACME Communications, Inc.


Date: August 14, 2000                         By: /s/ THOMAS ALLEN
                                                  ------------------------------
                                                  Thomas Allen
                                                  Executive Vice President/CFO
                                                  (Principal accounting officer)

                                INDEX TO EXHIBITS


      EXHIBIT
      NUMBER                   EXHIBIT DESCRIPTION
      -------                  -------------------
       27.0     Financial Data Schedule for ACME Communications, Inc.