Form 10-Q/A
period 2000-03-31
ACME COMMUNICATIONS INC
filed 2000-09-08
CIK 1092013

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                  FORM 10-Q/A

                                ----------------


[X] AMENDED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

ACME Communications, Inc. hereby amends its Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, initially filed with the Securities and Exchange Commission on May 12, 2000, by restating the prior year (1999) Pro forma tax benefit, Pro forma minority interest allocation, Pro forma net loss and the Pro forma net loss per share, basic and diluted, that appear on the Consolidated Statements of Operations in Item 1 of Part 1 thereof. The restatement of these pro forma elements is necessitated by an error in our calculation of the 1999 Pro forma tax benefit. No other revisions or restatements to our original filing have been made through this amended filing.

                           ACME COMMUNICATIONS, INC.


                                  FORM 10-Q/A


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

                ACME COMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                   (In thousands, except per share data)


                                             FOR THE THREE MONTHS ENDED
                                                      MARCH 31,
                                           -----------------------------
                                              1999              2000
                                           -----------------------------
                                                   (IN THOUSANDS)
Net revenues                               $    11,123      $     16,218
                                           -----------      ------------

Operating expenses:
   Station operating expenses                    8,430            12,655
   Depreciation and amortization                 3,766             5,444
   Corporate                                       721               908
   Equity-based compensation                     2,500               132

                                           -----------      ------------
            Operating loss                      (4,294)           (2,921)

Other income (expenses):
   Interest income                                   9               297
   Interest expense                             (6,466)           (6,356)
   Other income (expense)                            5                (1)
                                           -----------      ------------
Loss before income taxes and
   minority interest                           (10,746)           (8,981)
Income tax benefit (expense)                    (2,255)            2,791
                                           -----------      ------------
Loss before minority interest                  (13,001)           (6,190)
       Minority interest                           723                --
                                           -----------      ------------
            Net loss                       $   (12,278)     $     (6,190)
                                           ===========      ============

Pro forma net loss per share:

Loss before income taxes and
   minority interest, as reported          $   (10,746)     $     (8,981)
Pro forma tax benefit                            2,641             2,791
                                           -----------      ------------
Loss before minority interest                   (8,105)           (6,190)
Pro forma minority interest allocation             441                --
                                           -----------      ------------
     Pro forma net loss                    $    (7,664)     $     (6,190)
                                           ===========      ============
Pro forma net loss per share, basic
   and diluted                             $     (1.48)     $      (0.37)
                                           ===========      ============
Basic and diluted weighted average
   common shares outstanding                 5,180,051        16,750,000
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

                                              ACME Communications, Inc.


Date: September 8, 2000                  By:        /s/ THOMAS ALLEN
                                               ---------------------------------
                                                      Thomas Allen
                                              Executive Vice President/CFO
                                             (Principal accounting officer)