Form 10-Q
period 2000-09-30
ACME COMMUNICATIONS INC
filed 2000-11-14
CIK 1092013

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                ----------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 14, 2000, ACME Communications, Inc. had 16,750,000 shares of common stock outstanding.

================================================================================

                            ACME COMMUNICATIONS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

 ITEM
NUMBER                                                                      PAGE
------                                                                      ----
                         PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements

           ACME Communications, Inc. and Subsidiaries

           Consolidated Balance Sheets as of December 31, 1999 and
             September 30, 2000............................................   3

           Consolidated Statements of Operations for the Three Months and
             Nine Months Ended September 30, 1999 and September 30, 2000...   4

           Consolidated Statements of Stockholders' Equity for the
             Nine Months Ended September 30, 2000..........................   5

           Consolidated Statements of Cash Flows for the Nine Months
             Ended September 30, 1999 and September 30, 2000...............   6

           Notes to Consolidated Financial Statements......................   7

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results Of Operations.....................................   8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk......  13

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings...............................................  13

Item 6.    Exhibits and Reports on Form 8-K................................  13

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                 AS OF           AS OF
                                                             DECEMBER 31,     SEPTEMBER 30,
                                                                 1999             2000
                                                             ------------     -------------
                                                                                (UNAUDITED)
                                                                     (IN THOUSANDS)
ASSETS

Current assets:
   Cash and cash equivalents                                  $  23,846         $  27,373
   Accounts receivable, net                                      14,090            12,968
   Current portion of programming rights                         11,331            10,620
   Prepaid expenses and other current assets                      1,065             1,058
   Deferred income taxes                                          2,448             1,147
                                                              ---------         ---------
         Total current assets                                    52,780            53,166

Property and equipment, net                                      25,116            27,114
Programming rights, net of current portion                       14,704            11,758
Intangible assets, net                                          303,812           291,815
Other assets                                                     11,295            11,273
                                                              ---------         ---------
                Total assets                                  $ 407,707         $ 395,126
                                                              =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                           $   5,570         $   5,169
   Accrued liabilities                                            8,231             4,379
   Current portion of programming rights payable                 10,727            11,363
   Current portion of obligations under lease                     1,617             1,832
                                                              ---------         ---------
         Total current liabilities                               26,145            22,743

Programming rights payable, net of current portion               13,605             9,779
Obligations under lease, net of current portion                   5,796             5,242
Other liabilities                                                   297               269
Deferred income taxes                                            25,364            18,610
10 7/8% senior discount notes                                   161,695           175,000
12% senior secured notes                                         47,970            52,921
                                                              ---------         ---------
                Total liabilities                               280,872           284,564
                                                              ---------         ---------
Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares
  authorized, no shares issued and outstanding                       --                --
Common stock, $.01 par value; 16,750,000 shares issued
  outstanding at September 30, 2000 and December 31, 1999           168               168
Additional paid-in capital                                      130,279           130,676
Accumulated deficit                                              (3,612)          (20,282)
                                                              ---------         ---------
     Total stockholders' equity                                 126,835           110,562
                                                              ---------         ---------
         Total liabilities and stockholders' equity           $ 407,707         $ 395,126
                                                              =========         =========

See the notes to the consolidated financial statements.

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,                        SEPTEMBER 30,
                                                     ------------------------------       ------------------------------
                                                         1999               2000             1999                2000
                                                     -----------       ------------       -----------       ------------
Net revenues                                         $    15,803       $     18,045       $    42,438       $     53,432
                                                     -----------       ------------       -----------       ------------
Operating expenses:
   Station operating expenses                             12,829             12,804            32,819             39,381
   Depreciation and amortization                           4,847              5,230            13,006             15,650
   Corporate                                               3,897                780             5,380              2,677
   Equity-based compensation                              28,856                132            39,556                397
                                                     -----------       ------------       -----------       ------------
           Operating loss                                (34,626)              (901)          (48,323)            (4,673)

Other income (expenses):
   Interest income                                            49                405                76              1,030
   Interest expense                                       (8,294)            (6,724)          (22,362)           (19,796)
   Gain on sale of assets, net                                --                 --                --              1,511
   Other expense                                              --                 (1)               --                 (5)
                                                     -----------       ------------       -----------       ------------
Loss before income taxes and minority
   interest                                              (42,871)            (7,221)          (70,609)           (21,933)
Income tax benefit                                         3,421                926             1,357              5,263
                                                     -----------       ------------       -----------       ------------
Loss before minority interest                            (39,450)            (6,295)          (69,252)           (16,670)
Minority interest                                            682                 --             2,085                 --
                                                     -----------       ------------       -----------       ------------
               Net loss                              $   (38,768)      $     (6,295)      $   (67,167)      $    (16,670)
                                                     ===========       ============       ===========       ============

Pro forma net loss per share:

Loss before income taxes and minority
   interest, as reported                             $   (42,871)      $     (7,221)      $   (70,609)      $    (21,933)
Pro forma tax benefit                                      4,842                926            10,333              5,263
                                                     -----------       ------------       -----------       ------------
Loss before minority interest                            (38,029)            (6,295)          (60,276)           (16,670)
Pro forma minority interest allocation                       721                 --             1,629                 --
                                                     -----------       ------------       -----------       ------------
          Pro forma net loss                         $   (37,308)      $     (6,295)      $   (58,647)      $    (16,670)
                                                     ===========       ============       ===========       ============
Pro forma net loss per share, basic and diluted      $     (7.20)      $      (0.38)      $    (11.32)      $      (1.00)
                                                     ===========       ============       ===========       ============
Basic and diluted weighted average common
   shares outstanding                                  5,180,051         16,750,000         5,180,051         16,750,000
                                                     ===========       ============       ===========       ============

See the notes to the consolidated financial statements.

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)


                                                 COMMON STOCK       ADDITIONAL                      TOTAL
                                               -----------------     PAID-IN      ACCUMULATED    STOCKHOLDERS'
                                               SHARES     AMOUNT     CAPITAL        DEFICIT         EQUITY
                                               ------     ------    ----------    -----------    -------------
Balance at December 31, 1999                   16,750      $168      $130,279      $ (3,612)      $ 126,835
  Equity-based compensation                        --        --           397            --             397
  Net loss                                         --        --            --       (16,670)        (16,670)
                                               ------      ----      --------      --------       ---------
Balance at September 30, 2000 (unaudited)      16,750      $168      $130,676      $(20,282)      $ 110,562
                                               ======      ====      ========      ========       =========

See the notes to the consolidated financial statements.

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   FOR THE NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                    ------------------------
                                                                      1999           2000
                                                                    ---------      ---------
                                                                        (IN THOUSANDS)
Cash flows from operating activities:
   Net loss                                                         $(67,167)      $(16,670)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Depreciation and amortization                                   13,004         15,650
      Amortization of program rights                                   5,560          9,890
      Amortization of debt issuance costs                                492            911
      Amortization of discount on 10 7/8% senior
         discount notes                                               11,967         13,305
      Amortization of discount on 12% senior
         secured notes                                                 4,340          4,951
      Minority interest allocation                                     2,085             --
      Gain on sale of assets, net                                         --         (1,511)
      Equity-based compensation                                       39,556            397
      Deferred taxes                                                  (1,357)        (5,263)

   Changes in assets and liabilities:
      (Increase) decrease in accounts receivables, net                (2,079)         1,122
      (Increase) decrease in prepaid expenses                         (1,740)             7
      Increase in other assets                                          (814)          (380)
      Increase (decrease) in accounts payable                          1,130           (401)
      Increase (decrease) in accrued liabilities                      10,741         (3,852)
      Payments on programming rights payable                          (6,906)        (9,423)
      Decrease in other liabilities                                   (4,990)          (218)
                                                                    --------       --------
          Net cash provided by operating activities                    3,822          8,515

Cash flows from investing activities:
     Purchase of property and equipment                               (4,333)        (6,457)
     Proceeds from the sale of property                                   --          2,634
     Purchase of and deposits for station interests                  (45,654)          (826)
                                                                    --------       --------
          Net cash used in investing activities                      (49,987)        (4,649)

Cash flows from financing activities:
     Increase in revolving credit facility, net
        of repayments                                                 32,000             --
     Increase in bridge loan, net of repayments                       15,000             --
     Payments of capital lease obligations, net
        of borrowings                                                 (1,030)          (339)
                                                                    --------       --------
          Net cash provided by (used in) financing activities         45,970           (339)

Net increase (decrease) in cash                                         (195)         3,527
Cash at beginning of period                                            1,001         23,846
                                                                    --------       --------
Cash at end of period                                               $    806       $ 27,373
                                                                    ========       ========

Cash payments for:
     Interest                                                       $  2,069       $    209
     Taxes                                                          $    102       $    176
                                                                    ========       ========
Non-cash transactions:
     Addition of program rights contracts                           $ 18,099       $  6,006
                                                                    ========       ========
     Conversion of convertible debt into stockholders' equity         30,131       $     --
     Issuance of equity in exchange for management carry units        39,556       $     --
     Exchange of note receivable and option deposit as
        purchase consideration for station interest                 $  7,000       $     --
                                                                    ========       ========

See the notes to the consolidated financial statements.

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 2000

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

DESCRIPTION OF THE BUSINESS

         ACME Communications is a holding company with no independent operations other than its indirect wholly owned subsidiary, ACME Television. ACME Television, through its wholly-owned subsidiaries, owns and operates the following ten commercially licensed broadcast television stations located throughout the United States:

                                                     STATION          MARKET
                                                (CALLS / CHANNEL)    RANK (*)   AFFILIATION
                                                -----------------    --------   -----------
St. Louis, MO................................     KPLR  -  11           22          WB
Portland, OR.................................     KWBP  -  32           23          WB
Salt Lake City, UT...........................     KUWB  -  30           36          WB
Albuquerque-Santa Fe, NM.....................     KWBQ  -  19           50          WB
Albuquerque-Santa Fe, NM.....................     KASY  -  50           50          UPN
Dayton, OH...................................     WBDT  -  26           55          WB
Knoxville, TN................................     WBXX  -  20           63          WB
Green Bay-Appleton, WI.......................     WIWB  -  14           69          WB
Ft. Myers-Naples, FL.........................     WTVK  -  46           81          WB
Champaign-Springfield-Decatur, IL............     WBUI  -  23           83          WB

-----------
(*) - per A.C. Nielsen, based on television households

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

         The accompanying consolidated financial statements for the three months and nine months ended September 30, 2000 and 1999 are unaudited and have been prepared in accordance with generally accepted accounting principles, the instructions to this Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position and the results of operations, and cash flows for these periods. As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financials statements do not include all disclosures and footnotes normally included with annual consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K filed with the SEC on March 28, 2000. The results of operations presented in the accompanying financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

(3) RELATED PARTY TRANSACTION

         On May 31, 2000, the Company sold to and leased-back from Roberts Brothers Properties, III, LLC ("RBPIII"), the studio building for our stations KWBQ and KASY in Albuquerque, NM. Mr. Michael Roberts, who is a member of the Company's board of directors, and Mr. Steven Roberts, his brother, who is a shareholder of the Company, control RBPIII. The sale and leaseback of the building was set forth in an option granted in 1999 to an entity the Roberts brothers controlled. In accordance with the option agreement, the property was sold back at our original cost, however, transaction charges associated with the sale resulted in a loss of approximately $65,000, which is included in the gain on sale of assets, net, on the accompanying consolidated statement of operations.

(4) LOSS PER COMMON SHARE

         The Company calculates loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 requires a presentation of basic earnings per share ("EPS") and diluted EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company, similar to fully diluted EPS under APB No. 15. In calculating diluted EPS, no potential shares of common stock are to be included in the computation when a loss from continuing operations available to common stockholders exists. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures.

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

         Stock options outstanding amounting to 3,028,091 shares at exercise prices ranging from $15.00 to $25.06 at September 30, 2000, were not included in the computation of diluted EPS because to do so would have been antidilutive.

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

Forward -Looking Statements:

         This report includes forward-looking statements. In addition, when used in this report, the words "believe," "expects" and any similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially and adversely from those described in the forward-looking statements as a result of various important factors, including (but not limited to) the impact of changes in national and regional economies, our ability to service our outstanding debt, successful integration of acquired entities (including achievement of synergies and cost reductions), pricing fluctuations in local and national advertising, volatility in programming costs, the effects of governmental regulation of broadcasting, the ability to secure suitable studio and tower leases at the end of their respective terms and the other risk factors set forth in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2000 and the Company's Form S-1 Registration Statement filed with the Security and Exchange Commission on September 29, 1999 pursuant to the Securities Act of 1933. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

RESULTS OF OPERATIONS

    The following tables set forth selected operating and cash flow data for the periods indicated:

                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                          -----------------------        ------------------------
                                            1999           2000            1999            2000
                                          --------        -------        --------        --------
                                                 (UNAUDITED)                   (UNAUDITED)
BROADCAST CASH FLOW AND ADJUSTED
  EBITDA(1):
Operating loss                            $(34,626)       $  (901)       $(48,323)       $ (4,673)
Add back:
      Equity-based compensation             28,856            132          39,556             397
      Depreciation and amortization          4,847          5,230          13,006          15,650
      Amortization of program rights         2,310          3,543           5,560           9,890
      Corporate expenses                     3,897            780           5,380           2,677
      Adjusted program payments (1)         (2,410)        (3,198)         (5,789)         (9,328)
                                          --------        -------        --------        --------
           Broadcast cash flow               2,874          5,586           9,390          14,613
Less:
      Corporate expenses                     3,897            780           5,380           2,677
                                          --------        -------        --------        --------
           Adjusted EBITDA (1)            $ (1,023)       $ 4,806        $  4,010        $ 11,936

Broadcast cash flow margin (1)                18.2%          31.0%           22.1%           27.3%
Adjusted EBITDA margin (1)                    (6.5)%         26.6%            9.4%           22.3%

CASH FLOWS PROVIDED BY (USED IN):
     Operating activities                                                $  3,822        $  8,515
     Investing activities                                                $(49,987)       $ (4,649)
     Financing activities                                                $ 45,970        $   (339)

----------
(1) We define:

    - broadcast cash flow as operating income, plus equity-based compensation, depreciation and amortization, time brokerage fees, amortization of program rights, and corporate expenses, less program payments -- the latter as adjusted to reflect reductions for liabilities relating to expired rights or rights which have been written-off in connection with acquisitions and adjusted to allocate evenly over the payment term any advance deposits;

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

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000 vs. SEPTEMBER 30, 1999

Operations:

         Net revenues increased 14% to $18.0 million for the third quarter and 26% to $53.4 for the nine months of 2000 compared to $15.8 million and $42.4 million for the same periods a year ago. For the third quarter, these increases primarily reflect the continued significant growth (averaging 33%) at our developing stations, which continue make gains in both audience and revenue shares. For the nine-month period, our revenue increase was even greater as a result of the four stations we acquired since June 1, 1999 (WBDT - Dayton, WIWB
- Green Bay/Appleton, WBUI - Champaign/ Decatur/Springfield and KASY - Albuquerque/Santa Fe, collectively the "Acquired Stations"). These increases were offset somewhat by a reduction in baseball revenues at KPLR due to the conversion of our St. Louis Cardinal contract from a rights fee arrangement in 1999, where we paid the Cardinals a rights fee and sold the advertising time, to a time period buy in 2000, where the Cardinals paid KPLR to run the games and sold the advertising time themselves. The resulting impact of this change is significantly reduced baseball revenues and the elimination of baseball related expense in 2000 compared to 1999. On a "Same Station" basis (i.e. reflecting the results of the nine stations we owned and operated for the full third quarter and the five stations we owned and operated for the full nine months of 2000 and
1999) and excluding the impact from the conversion of the St. Louis Cardinals baseball contract, our third quarter 2000 net revenues rose 23%. For the nine-month period, same station month net revenues rose 24% as compared to 1999.

         Station operating expenses for the third quarter were equal to the 1999 expenditures of $12.8 million and increased 20% to $39.4 million as compared to the nine month period a year ago when station operating expenses were $32.8 million. Increases in operating costs at our developing stations during the third quarter were offset by the elimination of baseball related expenses at KPLR, as discussed above. Station expenses for the nine months of 2000 were up due to the addition of our Acquired Stations and increased spending in programming and promotion costs, partially offset by the elimination of baseball related expenses at KPLR.

         Depreciation and amortization increased 8% to $5.2 million in the third quarter and 20% to $15.7 million for the nine months of 2000 compared to $4.8 million and $13.0 million in the same periods a year ago. These increases primarily relate to the amortization of intangibles related to the Acquired Stations and the amortization that resulted from our purchase of the minority interest in ACME Intermediate during the IPO. Additionally, depreciation expense increased due to the addition of property, plant and equipment after September 1999.

         Corporate expenses were $780,000 for the third quarter of 2000 compared to $3.9 million for the third quarter of 1999, which included a $3.0 million charge related to bonuses for certain key executives in connection with the successful completion of our IPO in September 1999 (the "IPO Bonuses"). Apart from this non-recurring charge, corporate expenses decreased approximately 13% primarily due to reduced short-term and eliminated long-term incentive compensation expense for the current period. For the nine-month period, corporate expenses were $2.7 million for 2000 compared to $5.4 million for 1999. The $2.7 million decrease relates to the 1999 charge of $3.0 million and a reduction in incentive compensation expense, offset somewhat by increased staffing to support the growing operations of our station group.

         Equity-based compensation of $132,000 and $397,000 for the three months and nine months ended September 30, 2000 relates to stock options issued in 1999 at below market value in connection with the conversion of our long-term incentive plan awards. The equity-based compensation charge of $28.9 million in the third quarter of 1999 ($39.6 for the nine month 1999 period) related to management carry units that were issued to our senior management in June 1997 and which were accounted for as a variable compensation plan. These management carry units were converted into common stock of the Company in September 1999 and no further compensation charges related to these carry units has or will be recorded thereafter.

         Interest expense for the third quarter of 2000 was $6.7 million, a decrease of $1.6 million over the prior year's third quarter expenses of $8.3 million. For the nine month period, interest expense in 2000 was $19.8 million, a decrease of $2.6 million over 1999's year to date expense of $22.4 million. Both of these decreases relate to reduced interest in connection with our revolving credit facility, convertible debentures, and bridge loan, all of which were repaid in early October 1999 and have zero balances in 2000 compared to an average combined balance of $71.5 million in the third quarter and $59.3 million for the nine month period of 1999. The decrease is partially offset by increased interest expense for ACME Intermediate's 12% senior secured notes, ACME Television's 10 7/8% senior discount notes and our capital lease obligations. Interest income for both the three and nine months ended September 30, 2000 reflects interest on significantly higher cash balances generated, primarily, by net proceeds from our IPO received in October 1999.

         The net gain on the sale of assets of $1.5 million reflects the sale of two separate studio facilities. In May 2000, we sold our studio building in Albuquerque, New Mexico and leased it back under a long-term agreement for a loss of approximately $65,000 (see the Related Party disclosure in the Notes to the Consolidated Financial Statements in Part I of this filing). In June 2000, we sold our studio building in St. Louis, Missouri, which resulted in a gain of $1,576,000. The Company has entered into a leaseback arrangement through December 2001 with the buyer of the property to allow us adequate time to secure new studio facilities.

         The minority interest of $682,000 in the third quarter of 1999 and $2.1 million for the nine months of 1999 represents the allocation of the losses of ACME Intermediate to its minority interest holders. With our Reorganization in September 1999, the minority interest holders exchanged their membership units of ACME Intermediate for common stock of the Company; therefore, there is no minority interest allocation subsequent to the Reorganization.

         The Company recorded a net income tax benefit of $926,000 during the third quarter compared to a benefit of $3.4 million in the corresponding quarter of 1999. For the nine months ended September 30, 2000 the income tax benefit was $5.3 million as compared with the $1.4 million benefit for the same nine-month period in 1999. Prior to the Reorganization in September 1999, ACME Television Holdings, LLC was a limited liability company and, therefore, no income taxes were provided for its operations other than at its subsidiary ACME Television of Missouri, Inc., which is a C corporation subject to federal and state taxation. Any liability or benefit from the Company's non-taxable entities' consolidated income or loss was the responsibility of, or benefit to, the individual members. After the Reorganization all subsidiary operations are considered when providing for taxes. The tax benefit for the third quarter and nine months of 2000 is the result of taxable losses generated during the periods. The tax benefit for the nine months ended September 30, 1999 reflects a $3.0 million benefit that was booked in September when the Company obtained a judicial rescission of the January 1999 inadvertent merger transaction of a C corporation subsidiary into it's non-taxable parent, and reversed the provision associated with that transaction.

         Broadcast cash flow for the third quarter of 2000 increased 94% to $5.6 million over the prior year broadcast cash flow of $2.9 million. For the nine months ended September 30th, broadcast cash flow increased 56% to $14.6 million in 2000 as compared to $9.4 million in 1999. These increases are primarily the result of our stations' expanding revenue shares within their respective markets driven by their continued improvements in ratings. Our overall broadcast cash flow margin increased during the third quarter to 31% compared to 18% a year ago. For the nine-month period, our broadcast cash flow margin increased to 27% from 22% for the comparable period in 1999. On a Same Station basis, our broadcast cash flow increased 85% in the third quarter of 2000 compared to the third quarter of 1999 and increased 38% for the first nine months of 2000 compared to the same period in 1999.

         Adjusted EBITDA for the third quarter of 2000 was $4.8 million compared to a negative adjusted EBITDA of $1.0 million for the third quarter of 1999, an increase of $5.8 million. For the nine months ended September 30, 2000, adjusted EBITDA grew 197% to $11.9 million compared to $4.0 million for the corresponding nine-month period of 1999. These increases reflect higher broadcast cash flow and reduced corporate expense as described separately above.

         The Company's net loss for the third quarter of 2000 was $6.3 million compared to a net loss for the third quarter of 1999 of $38.8 million. Net losses on a year to date basis were $16.7 million for 2000 as compared to $67.2 million in 1999. These respective $32.4 million and $50.5 million decreases in the Company's net loss before minority interest are primarily attributable to our increased adjusted EBITDA, the significantly reduced equity-based compensation expense and, for the nine-month period, a significant increase in the income tax benefit, offset by increased amortization and depreciation expense.

Liquidity and Capital Resources:

         Cash flow provided by operating activities was $8.5 million for the nine months ended September 30, 2000 compared to $3.8 million for 1999. The 2000 figure includes a non-recurring payment of approximately $3.0 million relating to the IPO Bonuses.. Apart from this payment, cash flow from operations increased by $11.5 million due primarily to the Company's increased adjusted EBITDA.

         Cash flow used in investing activities was $4.6 million during the first nine months of 2000 compared to $50.0 million used during the same period in 1999. In 2000, investing activities included (a) purchases of broadcast and other equipment to improve capabilities at the Acquired Stations, (b) the purchase of a low-power broadcast license for KWBP - Portland, OR to improve our coverage of the Portland market and (c) transaction related costs in connection with construction permits in the Albuquerque, NM, Portland, OR, Richmond, VA, Flint-Saginaw-Bay City, MI and Lexington, KY markets. These outflows in 2000 were partially offset by our sale our studios in St. Louis and Albuquerque. Investing activity in 1999 included (a) the purchase of three of the four Acquired Stations, (b) a 25% membership interest in Sylvan Tower, LLC - an entity formed to build digital transmission facilities to service the Portland, Oregon marketplace, (c) the purchase of the remaining 51% interest in station KUPX (which was subsequently swapped for KUWB - Salt Lake City) and (d) the purchase of studio facilities for KWBP -Portland, Oregon.

         Cash flow used in financing activities of $339,000 during the nine months ended September 30, 2000 reflects principle repayments in excess of borrowings under our capital lease facilities. Cash flows provided by financing activities for the same period in 1999 were $46.0 million and consisted of $32.0 million in borrowings against our revolving credit facility and $15.0 million in bridge loan borrowings, slightly offset by the excess of payments over new borrowings under our capital lease facility.

         The Company's revolving credit facility allows for borrowings up to $38.0 million, dependent upon our meeting certain financial ratio tests. The facility began amortizing quarterly on September 30, 2000 and matures on September 30, 2004. The facility can be used to fund future acquisitions of broadcast stations and for general corporate purposes. At September 30, 2000 there were no borrowings outstanding under the facility. Although the Company was not in compliance with two of our financial covenants at September 30, 2000, the banks party to this credit facility waived this non-compliance. Based on this waiver, the Company would have been able to borrow $38.0 million at September 30, 2000. The Company is currently negotiating with its lenders to amend these and certain other financial covenants contained in the agreement.

         The Company also has capital lease facilities in the aggregate amount of $20 million. Borrowings under these facilities are generally repaid over five years. As of September 30, 2000, amounts due under the facilities were $7.1 million bearing an average implicit interest rate of 8.95% per annum. At September 30, 1999, amounts due under the facilities were $6.1 million and bore an average implicit interest rate of 8.66%.

         The Company believes that existing cash balances, funds generated from operations and borrowings under its credit agreement and capital lease facilities, if necessary, will be sufficient to satisfy the Company's cash requirements for its existing operations and debt service (including cash interest on our senior discount notes, the first semi-annual payment which is due the noteholders on March 31, 2001), for at least the next twelve months. The Company expects that any future acquisitions of television stations or construction permits to build television stations would be financed through these same sources and, if necessary, through additional debt and/or equity financing. However, there is no guarantee that such additional debt and/or equity will be available, or available at terms acceptable to the Company.

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

         In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"). FIN 44 clarifies certain issues related to accounting for stock-based compensation, including (a) the definition of employee for purposes of applying APB Opinion No. 25, "Accounting for Stock Issued to Employees," (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but covers certain specific events that occur either after December 15, 1998 or January 12, 2000. To the extent that FIN 44 covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying FIN 44 are recognized on a prospective basis from July 1, 2000. The Company does not believe that FIN 44 will have any impact on its financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's revolving credit facility has a variable interest rate. Accordingly, the Company's interest expense could be materially affected by future fluctuations in the applicable interest rate. At September 30, 2000, the Company had no borrowings under the revolving credit facility.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) EXHIBITS.

            EXHIBIT
            NUMBER                  EXHIBIT DESCRIPTION
            -------                 -------------------
             27.0         Financial Data Schedule for ACME Communications, Inc.

        (b) REPORTS ON FORM 8-K

            The Company has not filed a Current Report on Form 8-K within the three-month period ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ACME Communications, Inc.


Date: November 14, 2000                   By: /s/ THOMAS ALLEN
                                              ----------------------------------
                                                  Thomas Allen
                                                  Executive Vice President/CFO
                                                  (Principal accounting officer)

                                INDEX TO EXHIBITS


         EXHIBIT
         NUMBER                EXHIBIT DESCRIPTION
         -------               -------------------

          27.0      Financial Data Schedule for ACME Communications, Inc.