Form 10-K405
period 2000-12-31
ACME COMMUNICATIONS INC
filed 2001-03-30
CIK 1092013

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 333-84191

                            ------------------------

                           ACME COMMUNICATIONS, INC.
            (EXACT NAME OF REGISTRANTS AS SPECIFIED IN ITS CHARTER)

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

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
    Common Stock, par value $.01 per share                 Nasdaq National Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed on the basis of $9.56 per share, which was the last sale price on the Nasdaq on March 26, 2001, was $160,130,000.

     As of March 26, 2001, there were 16,750,000 shares of registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement to be filed pursuant to Regulation 14A relating to the 2001 Annual Meeting of Stockholders are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ACME COMMUNICATIONS, INC.

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.    Business....................................................    3
Item 2.    Properties..................................................   19
Item 3.    Legal Proceedings...........................................   19
Item 4.    Submission of Matters to a Vote of Security Holders.........   20

                                   PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................   20
Item 6.    Selected Financial Data.....................................   21
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   23
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................   26
Item 8.    Financial Statements and Supplementary Data:
           Independent Auditors' Report................................   27
           Consolidated Balance Sheets.................................   28
           Consolidated Statements of Operations.......................   29
           Consolidated Statements of Stockholders' Equity.............   30
           Consolidated Statements of Cash Flows.......................   31
           Notes to Consolidated Financial Statements..................   32
Item 9.    Changes in and disagreements with Accountants on Accounting
           and Financial Disclosure....................................   49

                                  PART III

Item 10.*  Directors and Executive Officers of the Registrant..........   49
Item 11.*  Executive Compensation......................................   49
Item 12.*  Security Ownership of Certain Beneficial Owners and
           Management..................................................   49
Item 13.*  Certain Relationships and Related Transactions..............   49

                                   PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................   50
           Schedule II -- Valuation and Qualifying Accounts

---------------
* Items incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A relating to the 2001 Annual Meeting of Stockholders.

                                     PART I

ITEM 1. BUSINESS

     ACME Communications, Inc. (the "Company" or "we") currently owns and operates ten broadcast television stations in medium-sized markets across the United States. Nine of our stations are network affiliates of The WB Network, making us the third largest WB Network affiliated station group in the country. Our television stations broadcast in markets that cover in aggregate approximately 5.4% of the total U.S. television households. We also own the rights to acquire construction permits to build four other stations -- three to be new WB Network affiliates in Lexington, KY, Richmond, VA and
Flint - Saginaw - Bay Cities, MI and the fourth to be a second station, operated as an independent, in Portland, OR. The acquisition of these construction permits is dependent on the Federal Communications Commission approving the underlying applications, and then our agreements to acquire them from these applicants. Mr. Kellner, our Chairman and Chief Executive Officer, is also a founder, Chief Executive Officer and partner of The WB Network, and was President of Fox Broadcasting Company from its inception in 1986 through 1993. In March 2001, Mr. Kellner also became Chairman and Chief Executive Officer of AOL Time Warner's Television Networks division.

     Since our formation in 1997, we have focused primarily on acquiring independently-owned stations, under-performing stations and construction permits for new stations in markets that we believe have the growth potential and demographic profile to support a successful WB Network affiliate. We believe that medium-sized markets provide advantages such as fewer competitors and lower operating costs compared to large markets. Our strategy is to capitalize on these advantages and to grow our revenues and cash flow with an emphasized focus on local sales. Since we centralize many of our stations' administrative functions and primarily provide entertainment programming, our station general managers are able to focus on increasing sales and improving operating margins. Additionally, since many of the stations we own are in markets where the Federal Communications Commission allows dual ownership of broadcast television stations ("duopoly"), our long-term strategy also includes acquiring such second stations.

     Like The WB Network, we target our programming at younger audiences, in particular, young adults, teens and kids. We believe that these younger audiences are a growing and increasingly important demographic target for advertisers, and that our affiliation with The WB Network affords us a significant competitive advantage over other network affiliated television broadcasters in attracting these younger audiences. Since its launch in 1995 and through the 1999/2000 season, The WB Network was the only English-language broadcast network in the United States to increase its audience share in these key target demographic groups. To build and retain our audience share during non-network hours, we also acquire the broadcast rights to popular syndicated programming that we believe complements The WB Network programming. In addition, we broadcast local programming such as news in St. Louis, local weather updates and local and regional sports programming in selected markets. We believe this programming enhances our ability to sell advertising time to local and regional advertisers and increase audience awareness of our newly launched stations.

PROGRAMMING

     Our programming includes:

     - The WB Network prime time programming (at nine of our ten stations);

     - Kids' WB! (at nine of our ten stations);

     - syndicated programming; and

     - local programming.

     Prime Time Programming. In prime time, The WB Network is currently ranked number one among female teens and, based on the average age of their viewers, is the youngest broadcast network today. Prime time programming includes: 7th Heaven, Buffy the Vampire Slayer, Dawson's Creek, Charmed, Felicity,

Sabrina: The Teenage Witch, Popstars and Popular. When The WB Network began broadcasting in 1995, it provided two hours of prime time programming per week. In the 2000/2001 season, The WB Network is providing 13 hours of prime time programming Sunday through Friday.

     Kids' WB! Programming. The WB Network launched Kids' WB! in September 1995 with three hours of programming on Saturdays, and currently provides 19 hours of kids' programming Monday through Saturday. Kids' WB! programming includes Pokemon, Batman Beyond, Men in Black, Max Steel and Jackie Chan Adventures.

     Syndicated Programming. In addition to The WB Network programming, our stations air syndicated programs. Generally, our most profitable programming time periods are those immediately before and after The WB Network programming. Consequently, during these time periods, we air programs that are targeted to the audiences similar in demographics as those that watch The WB Network prime time programs. These syndicated programs include Friends, Sabrina: The Teenage Witch, Star Trek: Next Generation, Drew Carey, Spin City, Judge Judy, Seinfeld and Star Trek: Voyager. We have secured future broadcast rights for certain of our stations to King of the Hill, That 70s Show, Dharma & Greg, Everybody Loves Raymond and other shows. We have multi-year contracts to air most of our syndicated programming.

     Local Programming. Each of our stations also airs programming of local interest, which we believe creates immediate viewership at our start-up stations, increases local awareness of our stations and expands our advertiser base. At KWBP, our station in Portland, we air weather updates throughout each evening, a format we intend to replicate at our other stations. At many of our stations, we acquire the broadcast rights and air certain regional and local sporting events including games of the St. Louis Cardinals and the St. Louis Blues at KPLR, the Seattle Mariners and the University of Oregon Ducks at KWBP, and the Colorado Rockies at KUWB. In addition, KPLR airs a nightly 30-minute local newscast.

OUR STATIONS

     The following table provides general information concerning our stations:

                                                              NOVEMBER 2000 AUDIENCE SHARE(2)
                                       TELEVISION        ------------------------------------------
                                      HOUSEHOLDS(1)        PRIME TIME(3)     SIGN-ON TO SIGN-OFF(4)
                                   -------------------   -----------------   ----------------------
        STATION - CHANNEL          MARKET                 TEENS    ADULTS     ADULTS                   BEGINNING OF
           MARKETPLACE             RANKING    NUMBER     12 - 17   18 - 34   18 - 34    HOUSEHOLDS    ACME OPERATION
        -----------------          -------   ---------   -------   -------   --------   -----------   --------------
KPLR - 11
St. Louis, MO....................    22      1,121,000     21        11         11           9        October 1997
KWBP - 32
Portland, OR.....................    23      1,017,800     11        10          7           5        February 1997
KUWB - 30
Salt Lake City, UT...............    36        732,400      8         7          5           4        April 1998
KWBQ - 19
Albuquerque - Santa Fe, NM.......    50        570,500      3         3          2           2        March 1999
KASY - 50
Albuquerque - Santa Fe, NM.......    50        570,500      4         6          3           3        November 1999
WBDT - 26
Dayton, OH.......................    56        515,200     11         7          4           2        June 1999
WBXX - 20
Knoxville, TN....................    63        462,000     13        10          7           3        October 1997
WIWB - 14
Green Bay - Appleton, WI.........    69        398,500      7         4          3           2        June 1999
WTVK - 46
Ft. Myers - Naples, FL...........    81        352,200      7         5          4           1        March 1998
WBUI - 23
Champaign - Springfield - Decatur,
IL...............................    83        345,400      6         5          3           2        June 1999

---------------
(1) All television stations throughout the United States are grouped into 210 markets that are ranked in size according to the number of households with televisions in the market for the 2000/2001 season.

(2) All share information is from Nielsen Media Research.

(3) Prime Time represents the hours of programming provided by The WB Network, except for KASY in Albuquerque - Santa Fe, NM for which programming is provided by UPN.

(4) Sign-on to Sign-off represents the hours from 7:00 a.m. through 1:00 a.m., Monday through Sunday.

KPLR: ST. LOUIS, MISSOURI

Designated Market Area: 22           TV Households: 1,121,000
Total Age 2+ Population: 2,829,000

     Market Description. Thirty-three percent of the total population of St. Louis is under 25 years of age. The estimated average household income in the St. Louis market is approximately $46,200 per year. Major employers in the market include Anheuser-Busch, Emerson Electric, May Department Stores, Monsanto, Ralston Purina and TWA. The television advertising revenue in the St. Louis marketplace was estimated at $231.4 million in 2000 and has grown at a compound annual rate of approximately 3.9% over the past five years.

     Station Overview. We began operating KPLR under a local marketing agreement in October 1997 and acquired the station in March 1998. KPLR signed on the air in 1959 and has been affiliated with The WB Network since the network's launch. In addition to carrying The WB Network prime time programming and Kids' WB!, the station broadcasts a daily 9pm, half-hour local newscast and also has the exclusive broadcast rights to air games of the St. Louis Cardinals and the St. Louis Blues. In addition, the station's syndicated programming currently includes Friends, The Drew Carey Show, Spin City, Sabrina: The Teenage Witch and Cheers. The station has contracted for the future exclusive market broadcast rights to popular shows such as Everybody Loves Raymond (9/01), Will & Grace (9/02) and The 70's Show (9/02). In the November 2000 sweeps period, KPLR again delivered the highest household rating in WB prime time to rank number one versus all other WB affiliates in the country. KPLR also took top honors among adults aged 18 - 49. In the St. Louis market, KPLR continued to rank number one in the Monday through Sunday, 5:00 p.m. to 1:00 a.m. time period among St. Louis teens and persons aged 12 - 24. In the same time period, KPLR ranks third in the market for adults aged 18 - 49.

KWBP: PORTLAND, OREGON

Designated Market Area: 23           TV Households: 1,017,800
Total Age 2+ Population: 2,539,000

     Market Description. Thirty-two percent of the total population of Portland is under 25 years of age. The estimated average household income in the Portland market is approximately $44,200 per year. Major employers in the market include Intel, Fred Meyer, Providence Health System, U.S. Bank of Oregon, Tektronix and Safeway. The television advertising revenue in the Portland marketplace was estimated at $212.4 million in 2000 and has grown at a compound annual rate of approximately 7.8% over the past five years.

     Station Overview. We began operating KWBP under a local marketing agreement in February 1997 and acquired the station in June 1997. KWBP signed on the air in 1989 and has been affiliated with The WB Network since the network's launch. In addition to carrying The WB Network prime time programming and Kids' WB!, the station's syndicated programming currently includes Star Trek: The Next Generation, Judge Judy, The Drew Carey Show and Xena: Warrior Princess. In addition, the station has contracted for the future exclusive-market broadcast rights to popular shows such as King of the Hill (9/01) and That 70's Show (9/02). In the November 2000 sweeps period, KWBP delivered an average weekly cumulative number of 572,000 households from sign-on to sign-off, representing a 22% increase over November 1999. KWPB was the fastest growing WB affiliate in the country in prime time for the November 2000 sweeps, as measured by the gain in its adult 18 - 49 year old ratings. The station also grew 50% in household ratings for the 7:00 a.m. to 1:00 a.m. time period compared to November 1999.

KUWB: SALT LAKE CITY, UTAH

Designated Market Area: 36           TV Households: 732,400
Total Age 2+ Population: 2,173,000

     Market Description. Forty-five percent of the total population of Salt Lake City is under 25 years of age. The estimated average household income in the Salt Lake City market is approximately $43,500 per year. Major employers in the market include Intermountain Health Care, Brigham Young University, IOMEGA, ICON Health and Fitness and Smith Food & Drug Centers. Salt Lake City is the site of the 2002 winter Olympic Games. The television advertising revenue in the Salt Lake City marketplace was estimated at $154.9 million in 2000 and has grown at a compound annual rate of approximately 4.6% over the past five years.

     Station Overview. We began operating KUWB in April 1998 under a local marketing agreement and acquired the station in September 1998. KUWB has been affiliated with The WB Network since the network's launch. When we began operating the station, we replaced the primarily religious paid programming and infomercials that were being run on the station in all non-WB Network time periods with syndicated programming. The station's syndicated programming currently includes The Drew Carey Show, Spin City and Sabrina: The Teenage Witch. It also carries the NBC-affiliated Saturday Night Live. The station has contracted for the future exclusive-market broadcast rights to popular shows such as, Everybody Loves Raymond (9/01) and That 70's Show (9/02). In the November 2000 sweeps period, KUWB delivered an average weekly cumulative number of 373,000 households from sign-on to sign-off, an increase of 14% compared to November 1999. The WB Network prime time programming continued to perform well in the market as highlighted by the 23% increase in its average household rating as compared to November of 1999.

KWBQ: ALBUQUERQUE - SANTA FE, NEW MEXICO
KASY: ALBUQUERQUE - SANTA FE, NEW MEXICO

Designated Market Area: 50          TV Households: 570,500
Total Age 21 Population: 1,508,000

     Market Description. Thirty-six percent of the total population of Albuquerque - Santa Fe is under 25 years of age. The estimated average household income in the Albuquerque - Santa Fe market is approximately $38,400 per year. Major employers in the market include Intel, Motorola, General Electric, General Mills, Philips and Levi Strauss. The television advertising revenue in the Albuquerque - Santa Fe marketplace was estimated at $100.7 million in 2000 and has grown at a compound annual rate of approximately 5.1% over the past five years. In October 2000, Albuquerque - Santa Fe became a metered market.

     KWBQ Station Overview. We launched KWBQ in March 1999 with The WB Network prime time programming and Kids' WB!. In addition, the station's syndicated programming currently includes Spin City, Sabrina, Seinfeld and Third Rock from the Sun. The station has contracted for the future exclusive-market broadcast rights to popular shows such as Judge Judy (4/01), Judge Joe Brown (9/01), King of the Hill (9/01), Everybody Loves Raymond (9/01) and That 70s Show. In the November 2000 sweeps period, the station increased its weekly circulation 126% from 80,000 homes in November 1999 to 181,000 homes. Also, the household ratings increased 100% for WB Prime time and 150% for the 7:00 a.m. to 1:00 a.m. time periods compared to November 1999.

     KASY Station Overview. We began operating KASY, the UPN affiliate in the market, under an interim LMA on November 1, 1999 and closed our purchase of the station on December 3, 1999. The station has been a UPN affiliate since that network's launch in January 1995. Prior to November 1999, the station had been operating as an LMA by another station owner in the market. The station's syndicated programming includes Star Trek: Next Generation, People's Court, Jerry Springer and Roseanne. All of the future program rights negotiated for KWBQ are also available to air on KASY. During the November 2000 ratings period, KASY reached an average of 220,000 households, sign-on to sign-off, Monday through Sunday, 7:00 a.m. to 1:00 a.m., an 88% increase over the homes reached just a year before. Also in November 2000, KASY ranked as the sixth fastest growing UPN affiliate in the country as measured by the percentage growth in the household rating during UPN prime time programming.

WBDT: DAYTON, OHIO

Designated Market Area: 56           TV Households: 515,200
Total Age 2+ Population: 1,285,000

     Market Description. Thirty-three percent of the total population of Dayton, Ohio is under 25 years of age. The estimated average household income in the Dayton market is approximately $44,500 per year. Major employers in the market include Chrysler Corp/Acustar Inc., General Motors, Bank One Dayton, American Matsushita and BF Goodrich. The television advertising revenue in the Dayton marketplace was estimated at $86.2 million in 2000 and has grown at a compound annual rate of approximately 1.8% over the past five years. Dayton will become a metered market in October 2001.

     Station Overview. We acquired WBDT in June 1999 after the May 1999 sweeps period. WBDT signed on the air in October 1980 and has been affiliated with The WB Network since our acquisition of the station. WBDT, former Pax Net station, currently carries a combination of Pax Net and WB Network programming. Pax Net programming including Diagnosis Murder and Touched by an Angel is shown during the morning and prime access time periods. The WB Network prime time programming and Kids' WB! is shown at The WB Network scheduled times. In addition, the station's syndicated programming currently includes Sabrina: The Teenage Witch, Seventh Heaven, Fresh Prince and Change of Heart, and the station has contracted for the future exclusive-market broadcast rights to popular shows such as Everybody Loves Raymond (9/01), That 70's Show (9/02) and Will & Grace (9/02). During the November 2000 sweeps period, WBDT reached an average of 140,000 households weekly, representing an 23% increase over the November 1999 sweeps period. The station also increased its 7:00 a.m. to 1:00 a.m. household ratings by 75% compared to the November 1999 sweeps period.

WBXX: KNOXVILLE, TENNESSEE

Designated Market Area: 63           TV Households: 462,000
Total Age 2+ Population: 1,124,000

     Market Description. Thirty-one percent of the total population of Knoxville is under 25 years of age. The estimated average household income in the Knoxville market is approximately $37,900 per year. Major employers in the market include the University of Tennessee, TVA, Oakridge National Laboratories, Alcoa and Nippondenso. The television advertising revenue in the Knoxville marketplace was estimated at $77.7 million in 2000 and has grown at a compound annual rate of approximately 7.5% over the past five years.

     Station Overview. We launched WBXX in October 1997. In addition to carrying The WB Network prime time programming and Kids' WB!, the station has broadcast rights to air games of the Atlanta Braves. In addition, the station's syndicated programming currently includes Friends, The Drew Carey Show, Spin City and Cheers. The station has contracted for the future exclusive-market broadcast rights to popular shows such as King of the Hill (9/01), That 70s Show (9/02) and Dharma & Gregg (9/02). In the November 2000 sweeps period, WBXX increased its household ratings for 7:00 a.m. to 1:00 a.m. and for the WB prime time periods by 22% and 15%, respectively, compared to November 1999. The station was also the number one WB affiliate in a non-metered market during the November 2000 sweeps period.

WIWB: GREEN BAY - APPLETON, WISCONSIN

Designated Market Area: 69           TV Households: 398,500
Total Age 2+ Population: 1,003,000

     Market Description. Thirty-four percent of the total population of Green Bay - Appleton is under 25 years of age. The estimated average household income in the Green Bay - Appleton market is approximately $41,900 per year. Major employers in the market include Fort James Corporation, the Oneida Tribe of Indians of Wisconsin, Schneider National, Humana, Shopko Stores, American Medical Security, Bellin

Memorial Hospital and Procter & Gamble Paper Products. The television advertising revenue in the Green Bay - Appleton marketplace was estimated at $59.1 million in 2000 and has grown at a compound annual rate of approximately 5.0% over the past five years.

     Station Overview. We acquired WIWB in June 1999. WIWB signed on the air in August 1998 and has been affiliated with The WB Network since our acquisition of the station. WIWB, a former Pax Net station, currently carries a combination of Pax Net and WB Network programming. Pax Net programming including Diagnosis Murder and Touched by an Angel is shown during the morning and prime access time periods. The WB Network prime time and Kids' WB! is shown at The WB Network scheduled times. In addition, the station's syndicated programming currently includes Sabrina: The Teenage Witch and Seventh Heaven and the station has contracted for the future exclusive-market broadcast rights to popular shows such Everybody Loves Raymond (9/01), That 70's Show (9/02) and Will & Grace (9/02). In the November 2000 sweeps period, WIWB's reach in the Green Bay/Appleton market climbed 8% over the November 1999 sweeps period to a weekly average of 100,000 homes. Also, the station's household ratings for the 7:00 a.m. to 1:00 a.m. time period and for WB prime time increased 20% and 50%, respectively, over the November 1999 sweeps period.

WTVK: FT. MYERS - NAPLES, FLORIDA

Designated Market Area: 81          TV Households: 352,200
Total Age 2+ Population: 832,000

     Market Description. Twenty-four percent of the total population of Ft. Myers - Naples is under 25 years of age. The estimated average household income in the Ft. Myers - Naples market is approximately $46,500 per year. Major employers in the market include The Lee County School District, Lee Memorial Health System, Columbia Healthcare and Publix SuperMarkets. The television advertising revenue in the Ft. Myers - Naples marketplace was estimated at $69.2 million in 2000 and has grown at a compound annual rate of approximately 7.8% over the past five years. Ft. Myers - Naples will become a metered market in April 2001.

     Station Overview. We began operating WTVK in March 1998 under a local marketing agreement and acquired the station in June 1998. WTVK signed on the air in October 1990 and has been affiliated with The WB Network since our acquisition of the station. In addition to carrying The WB Network prime time programming and Kids' WB!, the station's syndicated programming currently includes Sabrina: The Teenage Witch, Spin City, Star Trek: Voyager and The Drew Carey Show. The station has contracted for the future exclusive-market broadcast rights to popular shows such as Just Shoot Me (9/01), That 70's Show (9/02) and Dharma & Greg (9/02). WTVK delivered an average weekly household cumulative number of 73,000 in November 2000, a decrease of 19,000 households since November 1999. We believe that the decline in circulation for the station is primarily a result of undersampling by Nielsen in this market, a situation which should be resolved when Nielsen meters the market.

WBUI: CHAMPAIGN - SPRINGFIELD - DECATUR, ILLINOIS

Designated Market Area: 83           TV Households: 345,400
Total Age 2+ Population: 837,000

     Market Description. Thirty-three percent of the total population of Champaign - Springfield - Decatur is under 25 years of age. The estimated average household income in the Champaign - Springfield - Decatur market is approximately $43,100 per year. Major employers in the market include ADM, Staley's, Caterpillar, Mueller, Illinois Power, Kraft and the University of Illinois. The television advertising revenue in the Champaign - Springfield - Decatur marketplace was estimated at $46.0 million in 2000 and has grown at a compound annual rate of approximately 5.2% over the past five years.

     Station Overview. We acquired WBUI in June 1999. WBUI signed on the air in May 1984 and has been affiliated with The WB Network since our acquisition of the station. WBUI, a former Pax Net station, currently carries a combination of Pax Net and WB Network programming. Pax Net programming including Diagnosis Murder and Touched by an Angel is shown during the morning and prime access time periods. The

WB Network prime time and Kids' WB! is shown at The WB Network scheduled times. In addition, the station's syndicated programming currently includes Sabrina:
The Teenage Witch, Spin City, and Star Trek: Voyager. The station has contracted for the future exclusive market broadcast rights to popular shows such as Everybody Loves Raymond (9/01) and That 70's Show (9/02). In the November 2000 sweeps period, WBUI's reach in its market increased 11% over the November 1999 period to a weekly average of 92,000 homes. Also, the station's 7:00 a.m. to 1:00 a.m. household ratings increased 20% over the November 1999 sweeps period.

     In 2000, by mutual agreement, the Company terminated its joint sales agreement with DP Media for WZPX, serving the Grand Rapids, Michigan market. Neither party performed any services under that agreement.

OUR AFFILIATION AGREEMENTS

     Each of our nine WB Network affiliated stations has entered into a station affiliation agreement with The WB Network that provides each station with the exclusive right to broadcast The WB Network programming in its respective market. These affiliate agreements have three to 10 year terms that expire between March 2002 and April 2009. KASY, our UPN affiliated station in Albuquerque - Santa Fe, New Mexico, has entered into an affiliation agreement with UPN that expires in January 2005.

     Under the affiliation agreements, The WB Network and UPN retain the right to program and sell approximately 75% of the advertising time available during their prime time schedule with the remaining 25% available for sale by our stations. Both networks retain approximately 50% of the advertising time available during kids' programming aired in other dayparts.

     For our nine WB Network affiliated stations, in addition to the advertising time retained for sale by The WB Network, each station is also subject to annual compensation payments to The WB Network. The amount of compensation is determined by taking into account the station's average ratings among adults ages 18 - 49 during The WB Network prime time programming, as well as the number of prime time programming hours provided per week by The WB Network. For our UPN affiliate, KASY, no compensation is paid by either party. We participate in cooperative marketing efforts with The WB Network and UPN whereby the networks reimburse up to 50% of certain approved advertising expenditures by a station to promote network programming. Our affiliation agreements for KPLR, KWBP and WBXX, also entitle those stations to certain most favorable terms agreed to by The WB Network and any affiliate, during the term of the affiliation agreements, and any subsequent modifications.

     In addition, as part of our acquisition of WBDT, WIWB and WBUI, we entered into a five-year secondary affiliation agreement with Pax Net at these stations. We are generally obligated to run the Pax Net prime time programming in certain morning dayparts. We retain a portion of the advertising time during this programming for local sales, and Pax Net retains the balance.

ADVERTISING/SALES

     Virtually all of our revenues for 1998, 1999 and 2000 consisted of advertising revenues, and no single advertiser accounted for more than 10% of our gross advertising revenues in these periods. Our advertising revenues are generated both by local advertising and national spot advertising.

     Local Advertising. Local advertising revenues are generated by both local merchants and service providers and by regional and national businesses and advertising agencies located in a particular designated market area. Local advertising revenues represented 54% of our net advertising revenues in 1998, 55% in 1999 and 54% in 2000.

     National Spot Advertising. National spot advertising represents time sold to national and regional advertisers based outside a station's designated market area. National spot advertising revenues represented

46% of our net advertising revenues in 1998, 45% in 1999 and 46% in 2000. National spot advertising primarily comes from:

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

     License Grant, Renewal, Transfer and Assignment. A party must obtain a construction permit from the FCC to build a new television station. Once a station is constructed and commences broadcast operations, the permittee will receive a license which must be renewed by the FCC at the end of each license term (which may be as long as eight years under current law). The FCC grants renewal of a broadcast license if it finds that the station has served the public interest, convenience, and necessity, there have been no serious violations by the licensee of the Communications Act or FCC rules and policies, and there have been no other violations of the Communications Act and FCC rules and policies which, taken together, would constitute a pattern of abuse. If the FCC finds that a licensee has failed to meet these standards, the FCC may deny renewal, condition renewal, or impose some other sanction (such as a forfeiture). Any other party with standing may petition the FCC to deny a broadcaster's application for renewal. However, only if the FCC issues an order denying renewal will the FCC accept and consider applications from other parties for a construction permit for a new station to operate on that channel. The FCC may not consider any applicant in making determinations concerning the grant or denial of the licensee's renewal application. Although renewal of licenses is granted in the majority of cases even when petitions to deny have been filed, we cannot be sure our station licenses will be renewed for a full term or without modification.

     Our current licenses expire as follows:

           STATION (BY MARKET RANKING)              EXPIRATION DATE
           ---------------------------              ---------------
KPLR..............................................  February 1, 2006
KWBP..............................................  February 1, 2007
KUWB..............................................  October 1, 2006
KWBQ..............................................  October 1, 2006
KASY..............................................  October 1, 2006
WBDT..............................................  October 1, 2005
WBXX..............................................  August 1, 2005
WIWB..............................................  December 1, 2005
WTVK..............................................  February 1, 2005
WBUI..............................................  December 1, 2005

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

     Ownership Restrictions. The officers, directors and equity owners of 5% or more of our outstanding voting stock or the voting stock of a company holding one or more broadcast licenses are deemed to have attributable interests in the broadcast company. Also, specified institutional investors, including mutual funds, insurance companies and banks acting in a fiduciary capacity, may own up to (but not as much as) 20% of the outstanding voting stock without being subject to attribution if they exercise no control over the management or policies of the broadcast company. Finally, even if it owns non-voting stock, a third party could be deemed to have an attributable interest if it owns more than 33 percent of a station's (or the Company's) asset value (which is defined by the FCC to mean the aggregate of equity plus debt) and either has another attributable interest in the same market as the station(s) or provides more than 15 percent of the weekly programming for the station(s).

     The FCC rules generally prohibit the issuance of a license to to any party, or parties under common control, for a television station if that station's Grade B contour overlaps with the Grade B contour of another television station in the same DMA in which that party or those parties already have an attributable interest. FCC rules provide an exception to that general prohibition under any one of the following circumstances:

     - there will be eight independent full-power television stations in the DMA after the acquisition or merger and one of the two television stations owned by the same party is not among the top four-ranked stations in the DMA based on audience share;

     - the station to be acquired is a "failing" station under FCC rules and policies;

     - the station to be acquired is a "failed" station under FCC rules and policies; or

     - the acquisition will result in the construction of a previously un-built station.

     FCC regulations also prohibit one owner from having attributable interests in television broadcast stations that reach in the aggregate more than 35% of the nation's television households. For purposes of this calculation, stations in the UHF band, which covers channels 14 - 69 are attributed with only 50% of the households attributed to stations in the VHF band, which covers channels
2 - 13. Subject to certain exceptions, FCC rules generally allow the holder of an attributable interest in a television station to have an attributable interest in:

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

     Restrictions on Foreign Ownership. The Communications Act prohibits the issuance of broadcast licenses to, or the holding of a broadcast license by, foreign citizens or any corporation of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country. The Communications Act also authorizes the FCC to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens. The FCC has interpreted these restrictions to apply to other forms of business organizations, including partnerships. As a result of these provisions, the licenses granted to our subsidiaries that hold FCC licenses could be revoked if more than 25% of our stock were directly or indirectly owned or voted by aliens. Our certificate of incorporation contains limitations on alien ownership and control substantially similar to those contained in the Communications Act. Pursuant to our certificate of incorporation, we have the right to refuse to sell shares to aliens or to repurchase alien-owned shares at their fair market value to the extent necessary, in the judgment of our board of directors, to comply with the alien ownership restrictions.

     Programming and Operation. The Communications Act requires broadcasters to serve the public interest, convenience and necessity. The FCC has gradually restricted or eliminated many of the more formalized procedures it had developed to promote the broadcast of programming responsive to the needs of the station's community of license. Licensees continue to be required, however, to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station's programming will be considered by the FCC when it evaluates the licensee's renewal application, but these complaints may be filed and considered at any time.

     Stations must also pay regulatory and application fees and follow various FCC rules that regulate, among other things:

     - political advertising;

     - children's programming;

     - the broadcast of obscene or indecent programming;

     - sponsorship identification; and

     - technical operations.

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

     Review of Must Carry Rules. FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 require each television broadcaster to elect, at three-year intervals beginning October 1, 1993, to either:

     - require carriage of its signal by cable systems in the station's market which is referred to as must carry rules; or

     - negotiate the terms on which such broadcast station would permit transmission of its signal by the cable systems within its market, which is referred to as retransmission consent.

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

     Therefore, under certain circumstances, a cable system may choose to decline to carry a given station. We have elected must carry with respect to each of our stations which are each carried on the related cable systems.

     Local Marketing Agreements. Under FCC rules, the licensee of a television station providing more than 15% of another television station's programming under a local marketing agreement is considered to have an attributable interest in the other station for purposes of the FCC's national and local multiple ownership rules if both stations are located in the same market. The FCC also adopted a grandfathering policy providing that local marketing agreements that are in compliance with the previous FCC rules and policies and were entered into before November 5, 1996, would be permitted to continue in force until the FCC conducts its biennial review of regulations in 2004. Local marketing agreements entered into after November 5, 1996 but prior to the recently adopted FCC rules will be grandfathered until August 2001.

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

     The FCC has established service rules and adopted a table of allotments for digital television. Under the table, all eligible broadcasters with a full-power television station are allocated a separate channel for digital television operation. Stations will be permitted to phase in their digital television operations over a period of years following the adoption of a final table of allotments, after which they will be required to surrender their license to broadcast the analog, or non-digital, television signal. Affiliates of the top four networks in the top thirty markets are already required to be on the air with a digital signal. Our stations must be on the air with a digital signal by May 1, 2002. Under applicable law and regulation, television broadcasters must return their analog license to the government by 2006 unless specified conditions exist, that in effect, limit the public's access to digital television transmissions in a particular market.

     The Communications Act and the FCC's rules impose certain conditions on the FCC's implementation of digital television service. Among other requirements, the FCC must:

     - limit the initial eligibility for licenses to existing television broadcast licensees or permittees (who held those licenses or permits by April 3, 1997);

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

     The Satellite Home Viewer Act allows satellite carriers to deliver broadcast programming to subscribers who are unable to obtain television network programming over the air from local television stations. Congress recently amended the act to facilitate the ability of satellite carriers to provide subscribers with programming from both local and non-local television station. The FCC has adopted rules to implement certain of those legislative changes and is conducting rulemaking proceedings to implement others.

     On February 2, 2000, the FCC released a Report and Order which adopted new rules requiring broadcast licensees to provide equal employment opportunities. The new rules generally require broadcast licensees to widely disseminate information on employment vacancies and to promote diversification in their employment. The new rules supplemented a broadcaster's obligation to refrain from racial or other prohibited discrimination in its employment practices under other applicable federal as well as state and local laws and regulations. On January 16, 2001, the United States Court of Appeals for the District of Columbia Circuit declared certain portions of the new EEO rules to be unconstitutional, and on January 31, 2001, the FCC suspended implementation of all of its EEO rules. The FCC has asked the court to rehear certain aspects of its ruling. It is unclear at this date whether all or any of the FCC's EEO rules will be reinstated or whether the FCC will initiate any effort to fashion new EEO rules to comply with the court's ruling.

     Federal regulatory agencies and Congress from time to time consider proposals for additional or revised rules. We cannot predict the resolution of these issues or other issues discussed above, although their outcome could, over a period of time, affect, either adversely or favorable, the broadcasting industry generally or us specifically.

     The foregoing summary of FCC and other governmental regulations is not intended to be comprehensive. For further information concerning the nature and extent of federal regulation of broadcast stations, you should refer to the Communications Act, other Congressional acts, FCC rules, and the public notices and rulings of the FCC.

EMPLOYEES

     At December 31, 2000, we had 331 employees, including 37 at KPLR in St. Louis who were subject to collective bargaining agreements. We believe that our relationships with our employees and the union representing our unionized employees are good.

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "intend," "should," "expect," "anticipate," "believe," "predict," "potential" "might" or "continue" or the negative of such terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and the television broadcast industry's actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include those identified under "Risk Factors" in this Annual Report on Form 10-K.

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

     We derive substantially all of our revenues from advertisers in diverse industries. If a number of our advertisers reduce their expenditures because of a general economic downturn, or an economic downturn in one or more industries or regions, or for any other reason, our results of operations would be materially and adversely affected. For example, a number of our advertisers reduced their advertising expenditures during the fourth quarter of 2000 and in early 2001 and we expect total broadcast television advertising revenue to decline during the first half of 2001.

     Our future cash flow might not be sufficient to meet our obligations and commitments. If we do not meet our interest obligations under our credit agreement or indentures or if we otherwise default under these instruments, our debt may be accelerated under these instruments as well as other debt instruments we have. In addition, because we are highly leveraged, it could limit our ability to respond to market conditions or meet extraordinary capital needs. If we are unable to generate sufficient cash flow from operations to meet our obligations and commitments, we will be required to refinance or restructure our indebtedness or raise additional debt or equity capital. Additionally, we may be required to sell material assets or operations or delay or forego acquisitions. These alternative strategies might not be effected on satisfactory terms, if at all.

     Our credit agreement and our subsidiaries' indentures contain restrictive covenants that may limit our ability to:

     - incur additional debt;

     - pay dividends;

     - merge, consolidate or sell assets;

     - make acquisitions or investments; or

     - change the nature of our business.

     Our credit agreement and indentures also require us to maintain certain financial covenants, including specified financial tests. In 2000, we failed to meet certain of these covenants and the banks waived our non-compliance. Although we do not currently have any borrowings outstanding under our credit facility, we expect to request a waiver of non-compliance, or an amendment changing, our quarterly minimum EBITDA tests for 2001. Without waivers or amendments, we may not be able to borrow under our credit agreement which might adversely affect our ability to make acquisitions as planned or meet general or extraordinary capital needs.

     If we experience a change of control, either with respect to the credit agreement or either indenture, we might not have sufficient funds to repay all amounts outstanding under our revolving credit facility and to repurchase the notes, as may be required. Alternatively, if we are able to satisfy the change of control provisions, it would require a substantial diversion of cash flow from our operations and our acquisition plans and could have a material adverse effect on our economic viability.

     We are a holding company with no operations of our own. Therefore, if our subsidiaries are unable to pay dividends or make distributions to us, we would be unable to make dividend payments to our stockholders or pay any future indebtedness. Our subsidiaries' ability to pay dividends and distributions to us is limited by the terms of our subsidiaries' credit agreement and indentures.

     We have incurred losses from continuing operations in each of our fiscal years since inception and expect to continue to experience net losses in the foreseeable future. These net losses, which may be greater than our net losses in the past, are principally a result of interest expense on our outstanding debt and non-cash charges for depreciation and amortization expense related to fixed assets and goodwill related to acquisitions.

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

     Generally when we sign acquisition agreements, we enter into interim local marketing agreements with the seller under which we receive all station revenues and pay all station expenses. Because the seller retains ultimate programming control, we bear the economic risks of paying station expenses until closing the acquisition.

     Mr. Kellner's consulting agreement provides that he may perform services for other businesses unaffiliated with ours that, in certain limited circumstances, may be competitive. Because of Mr. Kellner's experience in the television broadcast industry, if Mr. Kellner provides services to a competing business, it could materially affect our operations.

     Mr. Kellner's ownership and position at The WB Network could create conflicts with his position with us if our interests differ from those of The WB Network. Because Mr. Kellner is both our Chief Executive Officer and The WB Network's Chief Executive Officer, The WB Network requires that he recuse himself from any material transaction between The WB Network and us. Additionally, due to his responsibilities with AOL Time Warner's television networks division and The WB Network, Mr. Kellner will have limited time available to devote to us.

     If we experience a significant decline in broadcast cash flow from KPLR we will not have any positive cash flow and will not be able to fulfill our current and future obligations and commitments. Due to negative net cash flow at several of our start-up stations, broadcast cash flow from KPLR accounted for more than 100% of our total broadcast cash flow in 2000.

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

                       MARKET                         APPROXIMATE SIZE   OWNERSHIP
                       ------                         ----------------   ---------
St. Louis, Missouri
  Studio and office facilities......................   36,000 sq. ft      Leased
  Tower.............................................     1,011 ft         Leased
Portland, Oregon
  Studio and office facilities......................   15,255 sq. ft       Owned
  Tower.............................................     1,785 ft         Leased
  Digital Tower(2)..................................     1,716 ft          Owned
Salt Lake City, Utah
  Studio and office facilities......................   9,500 sq. ft       Leased
  Tower.............................................     4,075 ft         Leased
  Digital Tower(2)..................................     4,125 ft          Owned
Albuquerque - Santa Fe, New Mexico
  Studio and office facilities (joint for KWBQ and
     KASY)..........................................   9,000 sq. ft       Leased
  Tower (KWBQ)......................................     1,234 ft         Leased
  Tower (KASY)......................................     4,187 ft         Leased
Dayton, Ohio
  Studio and office facilities......................   10,000 sq. ft      Leased
  Tower.............................................      485 ft           Owned
Knoxville, Tennessee
  Studio and office facilities......................   8,000 sq. ft       Leased
  Tower(1)..........................................     2,399 ft          Owned
Green Bay - Appleton, Wisconsin
  Studio and office facilities......................   2,640 sq. ft       Leased
  Tower(1)..........................................      660 ft          Leased
Ft. Myers - Naples, Florida
  Studio and office facilities......................   5,000 sq. ft       Leased
  Tower.............................................     1,000 ft         Leased
Champaign - Springfield - Decatur, Illinois
  Studio and office facilities......................   9,600 sq. ft        Owned
  Tower(1)..........................................     1,030 ft          Owned

---------------
(1) Tower owned on leased property.

(2) Represents partnership interests in digital television towers in the Salt Lake City and Portland markets.

ITEM 3. LEGAL PROCEEDINGS

     We currently, and from time to time, are involved in litigation incidental to the conduct of our business. We maintain comprehensive general liability and other insurance that we believe to be adequate for the purpose. We are not currently a party to any lawsuit or proceeding that we believe could have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the security holders during the fourth quarter of 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information about our executive officers at December 31, 2000.

                 NAME                   AGE                   POSITION
                 ----                   ---                   --------
Jamie Kellner.........................  53     Chairman of the Board and Chief
                                               Executive Officer
Douglas Gealy.........................  40     President, Chief Operating Officer and
                                               Director
Thomas Allen..........................  48     Executive Vice President, Chief
                                               Financial Officer and Director
Edward Danduran.......................  48     Vice President, Controller

     Jamie Kellner is a founder of ACME and has served as our Chief Executive Officer and Chairman of the Board since 1997. Mr. Kellner is also a founder, Chief Executive Officer and partner of The WB Network since 1993. Previously, Mr. Kellner was President of Fox Broadcasting Company since its inception in 1986 to 1993. In March 2001, Mr. Kellner also became Chairman and Chief Executive Officer of AOL Time Warner's Television Networks division.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the NASDAQ National Market under the symbol ACME. The high sale price of the common stock during 2000 was $36.00 and the low sale price during the same period was $4.69. As of March 26, 2001, there were 46 stockholders of record.

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

     Below are the Nasdaq high, low and closing prices of ACME Communications, Inc. for each quarter of 2000 and the fourth quarter of 1999.

                                          FIRST     SECOND      THIRD      FOURTH
                                         QUARTER    QUARTER    QUARTER    QUARTER*
                                         -------    -------    -------    --------
2000
High...................................  $36.00     $26.50     $18.00      $10.88
Low....................................   20.00       8.63       8.38        4.69
Close..................................   22.88      18.25       9.00        9.13
1999
High...................................     n/a        n/a        n/a      $39.63
Low....................................     n/a        n/a        n/a       27.00
Close..................................     n/a        n/a        n/a       33.25

---------------
* the fourth quarter of 1999 includes September 30th, the first day the Company traded shares following its IPO.

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

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                     -----------------------------------------------------
                                                        1997          1998          1999          2000
                                                     ----------    ----------    ----------    -----------
                                                                        (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net revenues.......................................  $   11,347    $   43,928    $   60,008    $    73,443
Operating expenses:
  Station operating expenses.......................      10,158        32,973        45,675         54,141
  Depreciation and amortization....................       1,215        11,355        17,325         20,885
  Corporate........................................       1,415         2,627         6,398          3,522
  Equity-based compensation(1).....................          --            --        39,688            529
                                                     ----------    ----------    ----------    -----------
Operating loss.....................................      (1,441)       (3,027)      (49,078)        (5,634)
Other income (expenses):
  Interest income..................................         287           231           499          1,497
  Interest expense.................................      (6,562)      (23,953)      (28,694)       (27,275)
  Gain (loss) on sale of assets....................          --         1,112           (11)         1,504
  Other............................................          --          (380)           --           (255)
                                                     ----------    ----------    ----------    -----------
Loss before income taxes and minority interest.....      (7,716)      (26,017)      (77,284)       (30,163)
Income tax benefit.................................          --         2,393         4,420          8,125
                                                     ----------    ----------    ----------    -----------
Loss before minority interest......................      (7,716)      (23,624)      (72,864)       (22,038)
    Minority interest..............................         237         1,684         2,085             --
                                                     ----------    ----------    ----------    -----------
         Net loss..................................  $   (7,479)   $  (21,940)   $  (70,779)   $   (22,038)
                                                     ==========    ==========    ==========    ===========
Pro forma net loss per share:
Loss before income taxes and minority interest, as
  reported.........................................  $   (7,716)   $  (26,017)   $  (77,284)   $   (30,163)
Pro forma tax benefit..............................          --         8,398        12,259          8,125
                                                     ----------    ----------    ----------    -----------
Loss before minority interest......................      (7,716)      (17,619)      (65,025)       (22,038)
Pro forma minority interest allocation.............         237         1,385         1,629             --
                                                     ----------    ----------    ----------    -----------
Pro forma net loss.................................  $   (7,479)   $  (16,234)   $  (63,396)   $   (22,038)
                                                     ==========    ==========    ==========    ===========
Pro forma net loss per share, basic and diluted....  $    (4.40)   $    (3.22)   $    (7.96)   $     (1.32)
                                                     ==========    ==========    ==========    ===========
Basic and diluted weighted average common shares
  outstanding......................................   1,701,370     5,045,256     7,961,379     16,750,000
                                                     ==========    ==========    ==========    ===========

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                     -----------------------------------------------------
                                                        1997          1998          1999          2000
                                                     ----------    ----------    ----------    -----------
                                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
Total assets.......................................  $  220,475    $  286,827    $  407,707    $   399,445
Long-term debt(2)..................................     192,452       225,728       215,461        236,980
Total stockholders' equity.........................      16,306         1,413       126,835        105,326
SUPPLEMENTAL FINANCIAL DATA:
Broadcast cash flow and adjusted EBITDA(3):
  Operating loss...................................  $   (1,441)   $   (3,027)   $  (49,078)   $    (5,636)
  Add back:
    Equity-based compensation(1)...................          --            --        39,688            529
    Depreciation and amortization..................       1,215        11,355        17,325         20,885
    LMA Fees.......................................          --           228            28             --
    Amortization of program rights.................       1,433         5,321         8,475         13,662
    Corporate expenses.............................       1,415         2,627         6,398          3,522
    Adjusted program payments(3)...................      (1,598)       (5,124)       (8,441)       (12,912)
                                                     ----------    ----------    ----------    -----------
      Broadcast cash flow..........................       1,024        11,380        14,395         20,052
  Less:
    Corporate expenses.............................       1,415         2,627         6,398          3,522
                                                     ----------    ----------    ----------    -----------
         Adjusted EBITDA...........................  $     (391)   $    8,753    $    7,997    $    16,530
                                                     ==========    ==========    ==========    ===========
Broadcast cash flow margin(3)......................         9.0%         25.9%         24.0%          27.3%
Adjusted EBITDA margin(3)..........................         n/m          19.9%         13.3%          22.5%
Cash flows provided by (used in):
  Operating activities.............................  $     (599)   $      319    $    4,324    $    13,265
  Investing activities.............................  $ (191,730)   $  (20,879)   $  (80,705)   $    (8,190)
  Financing activities.............................  $  201,153    $   12,737    $   99,226    $     2,116

---------------
(1) Equity-based compensation for 1999 is comprised of approximately $132,000 relating to station operating expenses and $39.6 million relating to corporate expenses in 1999. For 2000, approximately $313,000 relates to station operating expenses and $216,000 relates to corporate expenses.

(2) Includes the Company's 12% senior secured discount notes, the 10 7/8% senior discount notes, convertible debt, revolving credit facility and the long-term portion of the capital lease obligations

(3) We define:

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

     Our primary ongoing operating expenses are programming costs, employee compensation, advertising and promotion expenditures and depreciation and amortization. Programming expense consists primarily of amortization of broadcast rights relating to syndicated programs as well as news production and sports rights fees. Changes in employee compensation expense result primarily from increases in total staffing levels, from adjustments to fixed salaries based on individual performance and inflation and from changes in sales commissions paid to our sales staff based on levels of advertising revenues. Advertising and promotion expenses consist primarily of media and related production costs resulting from the promotion of our stations and programs. This amount is net of any reimbursement received or due to us for such advertisement and promotion from The WB Network, UPN or from other program suppliers.

Results of Operations

Years Ended December 31, 2000 compared to Year Ended December 31, 1999

     Net revenues for the year ended December 31, 2000 increased $13.4 million (22%) to $73.4 million as compared to $60.0 million for the year ended December 31, 1999. This increase reflects revenue gains at each station, and to a lesser extent, to the full-year impact in 2000 of stations acquired or launched during 1999 which were on the air for the full year 2000. Increases in revenue were driven primarily by increased ratings, improved distribution and higher unit prices.

     Station operating expenses increased to $54.1 million compared to the prior year's operating expenses of $45.7 million. This increase of 18% was due primarily to increased programming expenses at many of our developing stations coupled with the full year impact in 2000 of stations acquired or launched during 1999.

     Depreciation and amortization expense for the year was $20.9 million compared to $17.3 million for 1999. This $3.6 million increase reflects the full year amortization of intangible assets and increased depreciation relating to the stations that were newly built or acquired in 1999 and ongoing upgrades of existing facilities, and the full year of amortization of the goodwill associated with our purchase of our subsidiary ACME Intermediate, LLC's minority interest upon our IPO.

     Corporate expenses for 2000 decreased to $3.5 million from $6.4 million in 1999. Our 1999 expense included a non-recurring $3.0 million charge relating to IPO bonuses paid primarily to the Company's senior management founders. All other corporate expenses increased 3% in 2000 over 1999 levels due primarily to the increase in costs associated with being a publicly traded company which were offset by a decrease in incentive compensation.

     Equity-based compensation of $529,000 in 2000 relates to options granted below market value in 1999 to senior management in exchange for their participation in the Company's previously established long term incentive plan. The $39.7 million in 1999 relates primarily to a charge reflecting the fully vested common stock issued in connection with the Company's initial public offering in September 1999 in exchange for the management carry units that were issued in June 1997 to our senior founding management members.

     Interest expense for the current year was $27.3 million compared to $28.7 million for 1999. This $1.4 million decrease in interest expense is the result of the elimination in 2000 of interest charges related to borrowings on the revolving credit facility and the Bridge Loan, both of which were repaid with proceeds from the IPO in October 1999, offset by increasing balances under the company's 10 7/8% Senior Discount Notes due 2004 (the "Television Notes") and 12% Senior Secured Discount Notes due 2005 (the "Intermediate Notes", and together with the Television Notes, the "Senior Notes").

     In 2000, the Company sold its studio facility in St. Louis which resulted in a gain of $1.572 million. We have leased these premises back under a short-term lease and expect to move to new facilities by the spring of 2002. We also sold our studio building in Albuquerque pursuant to a purchase option previously granted and leased those premises back under a long-term lease. The sale of the building in Albuquerque resulted in a loss of approximately $67,000.

     The tax benefit for 2000 was $8.1 million, representing an effective tax benefit of 27%. The difference in the statutory federal rate of 34% and the Company's effective tax benefit of 27% relates to the impact of non-deductible expenses. Our 1999 tax benefit was $4.4 million, reflecting the tax benefit of our fourth quarter taxable losses incurred subsequent to the September 30, 1999 termination of our non-taxable status and also includes the one-time impact of that termination.

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

     Minority interest represents the allocation of the loss for the respective periods to the minority interest holders of our subsidiary ACME Intermediate Holdings, LLC. Effective with the Company's September 1999 reorganization, the minority interest holders exchanged their membership units of ACME Intermediate Holdings, LLC for stock in ACME Communications, Inc. Accordingly, there was no minority interest recorded for 2000 and the amount allocated to minority interests for 1999 reflects allocations through September 1999, excluding equity-based compensation charges, which were not allocated the minority interest.

     Our broadcast cash flow for 2000 was $20.1 million, compared to a $14.4 million broadcast cash flow in 1999. This increase is primarily attributable to the increased revenue and margins at most of our stations.

     Our net loss for the current year was $22.0 million as compared with the $70.8 million loss incurred in 1999, a decrease of $48.8 million. This decrease in our net loss is primarily the result of the significant reduction in our equity-based compensation expense, a reduction of $1.4 million in interest expense and our increased revenues and operating margins, net of increased depreciation and amortization expenses.

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

     Station operating expenses increased to $45.7 million compared to the prior year's operating expenses of $33.0 million. This increase of 38% was due to increased programming expenses at many of our stations coupled with the impact of newly acquired or launched stations during 1999.

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

     Depreciation and amortization expense for the year was $17.3 million compared to $11.4 million for 1998. This $5.9 million increase reflects the amortization of intangible assets relating to newly acquired or launched stations in 2000 along with increased depreciation relating to newly built stations and ongoing upgrades of existing facilities.

     Interest expense for the current year was $28.7 million compared to $24.0 million for 1998. This increase in interest expense relates to increasing balances under the company's Senior Notes, increased borrowings on the revolving credit facility, and interest expense associated with the Bridge Loan. The Bridge Loan and the increased borrowings under the revolving credit facility were both obtained to finance the purchase of WBDT, WBUI and WIWB, both of which were repaid with proceeds from the IPO in October 1999.

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

     The Company's broadcast cash flow for the year ended December 31, 1999 was $14.4 million, compared to an $11.4 million broadcast cash flow in 1998. This increase is primarily attributable to improved profitability at stations KPLR, KWBP and WBXX and reduced losses at KUWB, offset by losses at newly acquired or launched stations KWBQ, WBDT, WIWB and WBUI.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $13.3 million for the year ended December 31, 2000 compared to net cash provided by operating activities of $4.3 million for 1999, an increase of $9.0 million. The increase was primarily due to higher broadcast cash flows, reduced corporate expense and lower cash interest expense.

     Net cash used in investing activities was $8.2 million for the year ended December 31, 2000, compared to $80.7 million for 1999. Most of the activity in 2000 relates to the Company's ongoing capital expenditures for the upgrading of its stations, including the build-out of digital facilities, net of $2.6 million in proceeds from the sale of the KPLR studio facility. The major cash flows used in investing activities during 1999 related to the Company's acquisition stations KASY, WBDT, WIWB and WBUI, the build-out of KWBQ, launched in March 1999, ongoing capital expenditures at the Company's other stations and the acquisition of a 25% membership interests in digital facilities in Portland and Salt Lake City.

     Net cash provided by financing activities for the year ended December 31, 2000 was $2.1 million, which represented the net new borrowings in excess of repayments under the Company's various capital lease facilities. In 1999, net cash provided by financing activities was $99.2 million and relates primarily to the Company's October 1999 initial public offering, which generated $105.3 million in net proceeds to the Company, less net repayments on the Company's revolving credit facility of $8 million.

     The Company's revolving credit facility was amended in December 2000 and in connection with that amendment, the Company voluntarily reduced the banks' commitment and the financial covenants were revised. The facility allows for borrowings up to $30.0 million, dependent upon our meeting certain financial ratio tests (see our Risk Factors in Item 1 of this filing). The facility amortizes to $20.0 million by June 30, 2002 and expires on September 30, 2002. The revolving credit facility can be used to fund future acquisitions of broadcast stations and for general corporate purposes. At December 31, 2000, no borrowings were outstanding under the facility and $30.0 million was available.

     The Company also has $4 million in capital lease facilities available at December 31, 2000. Borrowings under these facilities are generally repaid over five years. At December 31, 2000, amounts due under these facilities was $9.5 million bearing an implicit average interest rate of 8.87% per annum.

     Effective October 1, 2000, the Company's $175 million 10 7/8% Senior Discount Notes due September 30, 2004 began accruing cash interest. Interest payments on these notes amounts to approximately $9.5 million every six months, with the first payment due on March 31, 2001.

     At December 31, 2000, the Company had cash and working capital of $31.0 million.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's revolving credit facility has a variable interest rate. Accordingly, the Company's interest expense could be materially affected by future fluctuations in the applicable interest rate. The Company had no borrowings outstanding as of December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
ACME Communications, Inc.:

     We have audited the accompanying consolidated balance sheets of ACME Communications, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedules listed in the index of Item 14. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACME Communications, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          /s/ KPMG LLP

Los Angeles, California
February 13, 2001

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               AS OF DECEMBER 31,
                                                              --------------------
                                                                1999        2000
                                                              --------    --------
                                                                 (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................  $ 23,846    $ 31,037
  Accounts receivable, net..................................    14,090      15,005
  Current portion of programming rights.....................    11,331      12,477
  Prepaid expenses and other current assets.................     2,026       2,444
  Deferred income taxes.....................................     2,448       1,139
                                                              --------    --------
     Total current assets...................................    53,741      62,102
Property and equipment, net.................................    25,116      29,471
Programming rights, net of current portion..................    14,704      10,984
Intangible assets, net......................................   303,812     287,748
Other assets................................................    10,334       9,140
                                                              --------    --------
          Total assets......................................  $407,707    $399,445
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  5,570    $  7,337
  Accrued liabilities.......................................     8,231       9,354
  Current portion of programming rights payable.............    10,727      12,108
  Current portion of obligations under lease................     1,617       2,271
                                                              --------    --------
     Total current liabilities..............................    26,145      31,070
Programming rights payable, net of current portion..........    13,605      10,205
Obligations under lease, net of current portion.............     5,796       7,258
Other liabilities...........................................       297         250
Deferred income taxes.......................................    25,364      15,614
10 7/8% senior discount notes...............................   161,695     175,000
12% senior secured notes....................................    47,970      54,722
                                                              --------    --------
          Total liabilities.................................   280,872     294,119
                                                              --------    --------
Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
     authorized, no shares issued and outstanding...........        --          --
  Common stock, $.01 par value; 16,750,000 shares issued and
     outstanding............................................       168         168
  Additional paid-in capital................................   130,279     130,808
  Accumulated deficit.......................................    (3,612)    (25,650)
                                                              --------    --------
     Total stockholders' equity.............................   126,835     105,326
                                                              --------    --------
          Total liabilities and stockholders' equity........  $407,707    $399,445
                                                              ========    ========

             See the notes to the consolidated financial statements

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1998          1999          2000
                                                        ----------    ----------    -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues..........................................  $   43,928    $   60,008    $    73,443
Operating expenses:
  Station operating expenses..........................      32,973        45,675         54,141
  Depreciation and amortization.......................      11,355        17,325         20,885
  Corporate...........................................       2,627         6,398          3,522
  Equity-based compensation(1)........................          --        39,688            529
                                                        ----------    ----------    -----------
          Operating loss..............................      (3,027)      (49,078)        (5,634)
Other income (expenses)
  Interest income.....................................         231           499          1,497
  Interest expense....................................     (23,953)      (28,694)       (27,275)
  Gain (loss) on sale of asset........................       1,112           (11)         1,504
  Other...............................................        (380)           --           (255)
                                                        ----------    ----------    -----------
Loss before income taxes and minority interest........     (26,017)      (77,284)       (30,163)
Income tax benefit....................................       2,393         4,420          8,125
                                                        ----------    ----------    -----------
Loss before minority interest.........................     (23,624)      (72,864)       (22,038)
     Minority interest................................       1,684         2,085             --
                                                        ----------    ----------    -----------
          Net loss....................................  $  (21,940)   $  (70,779)   $   (22,038)
                                                        ==========    ==========    ===========
Pro forma net loss per share:
Loss before income taxes and minority interest, as
  reported............................................  $  (26,017)   $  (77,284)   $   (30,163)
Pro forma tax benefit.................................       8,398        12,259          8,125
                                                        ----------    ----------    -----------
Loss before minority interest.........................     (17,619)      (65,025)       (22,038)
Pro forma minority interest allocation................       1,385         1,629             --
                                                        ----------    ----------    -----------
     Pro forma net loss...............................  $  (16,234)   $  (63,396)   $   (22,038)
                                                        ==========    ==========    ===========
Pro forma net loss per share, basic and diluted.......  $    (3.22)   $    (7.96)   $     (1.32)
                                                        ==========    ==========    ===========
Basic and diluted weighted average common shares
  outstanding.........................................   5,045,256     7,961,379     16,750,000
                                                        ==========    ==========    ===========

---------------
(1) Equity-based compensation is comprised of station operating expenses and corporate expenses of $132,000 and $39.6 million, respectively, in 1999 and $313,000 and $216,000, respectively, in 2000.

             See the notes to the consolidated financial statements

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                         COMMON STOCK      ADDITIONAL                       TOTAL
                                       ----------------     PAID-IN      ACCUMULATED    STOCKHOLDERS'
                                       SHARES    AMOUNT     CAPITAL        DEFICIT         EQUITY
                                       ------    ------    ----------    -----------    -------------
                                                               (IN THOUSANDS)
Balance at December 31, 1997.........   4,074     $ 41      $ 23,744      $ (7,479)       $ 16,306
  Issuance of units, net.............   1,106       11         7,036            --           7,047
  Net loss...........................      --       --            --       (21,940)        (21,940)
                                       ------     ----      --------      --------        --------
Balance at December 31, 1998.........   5,180       52        30,780       (29,419)          1,413
  Equity-based compensation..........   1,720       17        39,671            --          39,688
  Issuance of stock options in
     exchange for long-term incentive
     plan............................      --       --           738            --             738
  Conversion of convertible debt.....   3,926       40        29,200            --          29,240
  Acquisition of minority interest...     924        9        21,241            --          21,250
  Initial public offering............   5,000       50       105,235            --         105,285
  Termination of non-taxable
     status..........................      --       --       (96,586)       96,586              --
  Net loss...........................      --       --            --       (70,779)        (70,779)
                                       ------     ----      --------      --------        --------
Balance at December 31, 1999.........  16,750      168       130,279        (3,612)        126,835
  Equity-based compensation..........      --       --           529            --             529
  Net loss...........................      --       --            --       (22,038)        (22,038)
                                       ======     ====      ========      ========        ========
Balance at December 31, 2000.........  16,750     $168      $130,808      $(25,650)       $105,326
                                       ======     ====      ========      ========        ========

             See the notes to the consolidated financial statements

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1998          1999       2000
                                                              --------      --------   --------
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $(21,940)     $(70,779)  $(22,038)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization.............................    11,355        17,325     20,886
  Amortization of program rights............................     5,321         8,475     13,662
  Amortization of debt issuance costs.......................       989         1,044      1,607
  Amortization of discount on 10 7/8% senior discount
    notes...................................................    14,170        16,247     13,305
  Amortization of discount on 12% senior secured notes......     5,189         5,918      6,752
  Minority interest allocation..............................    (1,684)       (2,085)        --
  Equity-based compensation.................................        --        39,688        529
  Long-term incentive compensation..........................        --           738         --
  Deferred taxes............................................    (2,393)       (4,420)    (8,441)
  (Gain) loss on sale of assets.............................    (1,112)           11     (1,504)
Changes in assets and liabilities:
  Increase in accounts receivables, net.....................    (5,479)       (3,248)      (915)
  (Increase) decrease in prepaid expenses...................       364          (622)      (418)
  (Increase) decrease in other assets.......................      (576)         (105)       104
  Increase in accounts payable..............................        59         1,145      1,767
  Increase in accrued expenses..............................     2,639         4,021      1,125
  Payments for programming rights...........................    (6,588)       (9,936)   (13,109)
  Increase (decrease) in other liabilities..................         5           907        (47)
                                                              --------      --------   --------
         Net cash provided by operating activities..........       319         4,324     13,265
                                                              --------      --------   --------
Cash flows from investing activities:
  Purchases of property and equipment.......................    (8,320)       (8,587)    (9,958)
  Proceeds from sales of property and equipment.............        --            --      2,634
  Purchases of and deposits for station interests...........   (16,675)      (72,118)      (866)
  Cash acquired in acquisition -- St. Louis.................       779            --         --
  Proceeds from sale of station interest....................     3,337            --         --
                                                              --------      --------   --------
         Net cash used in investing activities..............   (20,879)      (80,705)    (8,190)
                                                              --------      --------   --------
Cash flows from financing activities:
  Increase in revolving credit facility.....................    11,000        32,000         --
  Increase in bridge loan...................................        --        15,000         --
  Payments on revolving credit facility.....................    (3,000)      (40,000)        --
  Payments on bridge loan...................................        --       (15,000)        --
  Proceeds from capital lease facilities....................     5,375         3,173      3,772
  Payments on capital lease facilities......................      (638)       (1,232)    (1,656)
  Proceeds from initial public offering.....................        --       115,000         --
  Costs of initial public offering..........................        --        (9,715)        --
                                                              --------      --------   --------
         Net cash provided by financing activities..........    12,737        99,226      2,116
                                                              --------      --------   --------
  Net increase (decrease) in cash...........................    (7,823)       22,845      7,191
  Cash at beginning of period...............................     8,824         1,001     23,846
                                                              --------      --------   --------
  Cash at end of period.....................................  $  1,001      $ 23,846   $ 31,037
                                                              ========      ========   ========
Supplemental disclosures of cash flow information:
  Cash payments for:
    Interest................................................  $    864      $  2,591   $    831
    Taxes...................................................  $     70      $     80   $    316
  Non-cash transactions:
    Non-cash program rights in exchange for program rights
      payable...............................................    24,066        20,107     10,841
    Issuance of equity in purchase transactions.............     7,047            --         --
    Use of deposit as consideration for purchase
      transaction...........................................   143,000            --         --
    Exchange of note receivable and option deposit as
      purchase consideration for station interest...........        --         7,000         --
    Acquisition of minority interest of ACME Intermediate
      Holdings, LLC.........................................        --        21,250         --
    Conversion of convertible debentures into common
      stock.................................................  $     --      $ 29,240   $     --
                                                              ========      ========   ========

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

     Among the significant transactions of the Reorganization were the exchange of shares of the Company's common stock for members' units, management carry units and convertible debt of ACME Television Holdings. The common stock exchanged for members' units in ACME Television Holdings was recorded at historical cost. The management carry units were treated as a variable compensation plan. As the number of shares of common stock issued to the holders of the management carry units were fixed and fully vested, compensation expense was recorded for the difference between the fair value of the shares issued and the expense previously recorded for the management carry units. The convertible debt was converted pursuant to its original conversion terms, and accordingly, no gain or loss was recognized. Also, the Company acquired the minority interest in ACME Intermediate Holdings for 923,938 shares of the Company's common stock. The acquisition of the minority interest was accounted for at fair market value.

     The financial statements for the years ended December 31, 1998 and 1999 give effect to the exchange of common stock for members' units.

     On October 5, 1999, the Company completed its initial public offering of 5,000,000 shares of common stock at $23 per share, before underwriters' discounts and other issuance costs. The Company received net proceeds of approximately $105 million.

     The accompanying consolidated financial statements are presented for ACME Communications, Inc. ("ACME" or the "Company") and its wholly-owned subsidiaries. Segment information is not presented since all of the Company's revenues are attributed to a single reportable segment.

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

  Nature of Business

     ACME Communications is a holding company with no assets or independent operations other than its indirect wholly-owned subsidiary, ACME Television. ACME Television, through its wholly-owned subsidiaries, owns and operates the following ten commercially licensed broadcast television stations located throughout the United States:

                                                                             NETWORK
STATION - CHANNEL                          MARKET                          AFFILIATION
-----------------                          ------                          -----------
KPLR - 11           St. Louis............................................       WB
KWBP - 32           Portland, OR.........................................       WB
KUWB - 30           Salt Lake City.......................................       WB
KWBQ - 19           Albuquerque - Santa Fe...............................       WB
KASY - 50           Albuquerque - Santa Fe...............................      UPN
WBDT - 26           Dayton...............................................       WB
WBXX - 20           Knoxville............................................       WB
WIWB - 14           Green Bay - Appleton.................................       WB
WTVK - 46           Ft. Myers/Naples.....................................       WB
WBUI - 23           Champaign - Springfield - Decatur....................       WB

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Consolidation

     The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions have been eliminated.

  Revenue Recognition

     Revenue from the sale of airtime related to advertising and contracted time is recognized at the time of broadcast. The Company records such revenues net of commissions of advertising agencies and national sales representatives.

  Cash and Cash Equivalents

     For purposes of reporting the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

  Accounts Receivable

     Accounts receivable are presented net of the related allowance for doubtful accounts which totaled $716,000 and $1,009,000 at December 31, 1999 and 2000, respectively.

  Concentration of Credit Risk and Fair Value of Financial Statements

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable and cash. Due to the short-term nature of these instruments, the carrying value approximates the fair market value. The Company believes that concentrations of credit risk with respect to accounts receivable, which are unsecured, are limited due to the Company's ongoing relationship with its clients. The Company provides its estimate of uncollectible accounts. The Company has not experienced significant losses relating to accounts receivable. The estimated fair market of the 12% senior discount notes and the 10 7/8% senior secured notes was approximately $43 million and $151 million, respectively, at December 31, 2000.

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

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

  Intangible Assets

     Intangible assets consist of broadcast licenses and goodwill, both of which are amortized on a straight-line basis over a 20-year life.

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        2000
                                                         --------    --------
                                                            (IN THOUSANDS)
Broadcast licenses.....................................  $199,731    $200,188
Goodwill...............................................   127,920     127,810
                                                         --------    --------
  Total intangible assets..............................   327,651     327,998
Less: accumulated amortization.........................   (23,839)    (40,250)
                                                         --------    --------
  Net intangible assets................................   303,812     287,748
                                                         ========    ========

  Barter and Trade Transactions

     Revenue and expenses associated with barter agreements in which broadcast time is exchanged for programming rights are recorded at the estimated average rate of the airtime exchanged. Trade transactions, which represent the exchange of advertising time for goods or services, are recorded at the estimated fair value of the products or services received. Barter and trade revenue is recognized when advertisements are broadcast. Merchandise or services received from airtime trade sales are charged to expense or capitalized and expensed when used.

  Local Marketing Agreements

     In connection with station acquisitions, and pending FCC approval of the transfer of license assets, the Company generally enters into local marketing agreements with the sellers. Under the terms of these agreements, we obtain the right to program and sell advertising time on 100% of the station's inventory of

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES broadcast time, incur certain operating expenses and may make payments to the sellers. As the holder of the FCC license, the seller/licensee retains ultimate control and responsibility for all programming broadcast on the station. We, in turn, record revenues from the sale of advertising time and operating expenses for costs incurred. Included in the accompanying consolidated statements of operations for the years ended December 31, 1998, 1999, and 2000 are net revenues of $6.8 million, $125,000 and $0, respectively, that relate to local marketing agreements. Payments of fees to the sellers for the years ended December 31, 1998, 1999, and 2000 were $228,000, $27,500, and $0 respectively.
At December 31, 2000, the Company was not obligated for any future payments to sellers.

  Carrying Value of Long-lived Assets

     The Company follows Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The carrying value of long-lived assets (tangible, identifiable intangible, and goodwill) is reviewed if the facts and circumstances suggest that they may be impaired. For purposes of this review, assets are grouped at the station level, which is the lowest level for which there are identifiable cash flows. If this review indicates that an asset's carrying value will not be recoverable, as determined based on future expected, undiscounted cash flows, the carrying value is reduced to fair market value.

  Debt Discount

     The Company issued its 12% Senior Secured Discount Notes and 10 7/8% Senior Discount Notes at a discount from the face value of the notes. The Company is accreting the discount on the notes using the level yield method.

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

  Loss per Share

     The Company calculates loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share. SFAS No. 128 requires a presentation of basic earnings per share ("EPS") and diluted EPS. Basic EPS includes no dilution and is computed by dividing income available to

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company, similar to fully diluted EPS under APB No. 15. In calculating diluted EPS, no potential shares of common stock are to be included in the computation when a loss from continuing operations available to common stockholders exists. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures.

     The company calculated pro forma net loss per share for 1999 and 1998 based upon the historical results of operations adjusted to reflect (i) a provision for income taxes on historical earnings before income taxes, which gives effect to the change in the Company's income tax status to a C corporation and (ii) the impact on the net loss allocated to minority interests.

     In addition, the Company has reflected the exchange of common stock for units for the years ended December 31, 1998 and 1999.

     Stock options outstanding amounting to 3,263,391 shares at December 31, 2000, were not included in the computation of diluted EPS because to do so would have been antidilutive.

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

  Reclassifications

     Certain amounts previously reported for 1998 and 1999 have been reclassified to conform to the 2000 financial statement presentation.

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

(3) PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       2000
                                                           -------    -------
                                                             (IN THOUSANDS)
Land.....................................................  $ 1,097    $   541
Buildings and improvements...............................    5,555      5,459
Broadcast and other equipment............................   22,678     29,111
Furniture and fixtures...................................      776        909
Vehicles.................................................      290        470
Construction in process..................................      427      2,954
                                                           -------    -------
          Total..........................................   30,823     39,444
Less: Accumulated depreciation...........................   (5,707)    (9,973)
                                                           -------    -------
Net property and equipment...............................  $25,116    $29,471
                                                           =======    =======

     Included in property and equipment are assets acquired under capital leases with a total cost of $9,512,641 and $12,843,556 and the associated accumulated depreciation of $2,045,668 and $3,647,846 at December 31, 1999 and 2000,
respectively.

(4) ACQUISITIONS

     On July 29, 1997, the Company entered into a stock purchase agreement to acquire Koplar Communications, Inc. (KCI) the owner of station KPLR. On September 30, 1997, the Company placed $143.0 million in to an escrow account. In connection with this acquisition, the Company entered into a long-term local marketing agreement with KPLR and filed the requisite applications with the FCC for the transfer of the Station's license to the Company.

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

     On March 13, 1998, the Company completed its acquisition of Koplar Communications, Inc. ("KCI") and acquired all of the outstanding stock of KCI for a total consideration of approximately $146.3 million. The acquisition was accounted for using the purchase method. Pursuant to the local marketing agreement referred to above, all revenues and operating expenses of the station (excluding depreciation and amortization) for the period from September 30, 1997 to March 31, 1998 (the effective date of the purchase transaction) are included in the Company's operating results. The purchase transaction was recorded on the consolidated balance sheet of the Company effective March 31, 1998 and the Company's results of operations includes revenues and expenses (including amortization of intangible assets) beginning April 1, 1998.

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

     The fair value of the assets acquired and liabilities assumed relating to the acquisition of KPLR (in thousands):

Assets acquired:
Cash and cash equivalents...................................  $    779
  Accounts receivables, net.................................     1,703
  Program broadcast rights..................................     8,490
  Property and equipment....................................     2,233
  Prepaid expenses and other current assets.................       416
  FCC license...............................................    82,563
  Goodwill..................................................    93,775
  Other assets..............................................       395
                                                              --------
          Total assets acquired.............................  $190,354
                                                              ========
Liabilities assumed:
  Accounts payable..........................................  $ (1,005)
  Accrued liabilities.......................................    (1,332)
  Program broadcast rights payable..........................    (8,258)
  Deferred income taxes.....................................   (29,889)
  Other liabilities.........................................    (3,531)
                                                              --------
          Total liabilities assumed.........................  $(44,015)
                                                              --------
          Total purchase price..............................  $146,339
                                                              ========

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

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

     On June 30, 1998, the Company acquired substantially all the assets and assumed certain liabilities of WTVK - Channel 46 serving the Fort
Myers - Naples, Florida marketplace for approximately $14.5 million in cash and 1,047 membership units (valued at approximately $1.0 million). The acquisition was accounted for using the purchase method. The excess of the purchase price over the fair value of the net assets assumed of approximately $15.5 million has been recorded as an intangible broadcast license and goodwill, both of which are being amortized over a period of 20 years. The Company had entered into a local marketing agreement with WTVK wherein the Company, effective March 3, 1998, retained all revenues generated by the station, bore all operating expenses of the station (excluding depreciation and amortization) and had the right to program the station (subject to WTVK's ultimate authority for programming) and the station's existing programming commitments. The local marketing agreement terminated upon the consummation of the acquisition. Consequently, under the local marketing agreement the revenues and operating expenses (excluding depreciation and amortization) of the station are included in the Company's results of operations from March 3, 1998 to June 30, 1998. The purchase transaction was recorded on the consolidated balance sheet of the Company on June 30, 1998 and the Company's results of operations includes revenues and expenses (including amortization of intangible assets) beginning July 1, 1998.

     On April 23, 1999, the Company acquired the non-FCC license assets of three Paxson Communication Corporation stations serving the Dayton, OH, Green Bay, WI and Champaign - Decatur, IL markets for $32.0 million. On June 23, 1999, following FCC approval of the transfer of the FCC licenses to ACME, the Company acquired the licenses and completed the acquisition of the three stations by making a final payment to PCC of $8.0 million. The Company entered into local marketing agreements with the seller wherein the Company, effective June 2, 1999, retained all revenues generated by the stations, bore all operating expenses of the stations (excluding amortization) and had the right to program the stations (subject to the seller's ultimate authority for programming) and the stations' existing programming commitments. The local marketing agreement terminated upon the consummation of the acquisition. Consequently, under the local marketing agreement the revenues and operating expenses (excluding amortization) of the station are included in the Company's results of operations from June 2, 1999 to June 23, 1999. The purchase of the FCC licenses was recorded on the consolidated balance sheet of the Company on June 23, 1999 and the Company's results of operations includes revenues and expenses (including amortization of intangible assets) beginning June 24, 1999. The Company financed this $40.0 million transaction by a $25.0 million borrowing under its revolving credit agreement and a $15.0 million loan from certain of its members (the "Bridge Loan"). The acquisition was accounted for using the purchase method. The excess of the purchase price over the fair market value of the assets acquired of approximately $35.6 million has been recorded as intangible broadcast licenses and goodwill, all of which are being amortized over a period of 20 years.

     On December 3, 1999, the Company acquired substantially all of the assets and assumed certain liabilities of station KASY TV - 50, serving the Albuquerque - Santa Fe, New Mexico market, from Ramar Communications ("Ramar") for approximately $27 million. The Company entered into an interim LMA arrangement with Ramar to begin operating the station effective November 1, 1999. The interim LMA terminated upon the completion of the acquisition. Under the local marketing agreement, all of the revenues and operating expenses (excluding depreciation and amortization) of the station are included in the Company's results of operations from November 1, 1999 to December 3, 1999. The purchase transaction was recorded on December 3, 1999 and the Company's results of operations (including depreciation and amortization) beginning December 3, 1999.

     The unaudited pro forma financial information for the years ended December 31, 1998 and 1999, set forth below reflects the net revenues and net loss assuming the KWBP, WBXX, KPLR, KUWB, WTVK, KWBQ, KASY, WBDT, WBUI and WIWB transactions had taken place at the beginning of each respective

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES year. This unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisitions occurred on January 1, 1998 and 1999.

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                            1998          1999
                                                         ----------    ----------
                                                               (UNAUDITED)
Net revenues...........................................   $ 49,905      $ 63,109
Net loss...............................................    (25,988)      (74,576)
Net loss per share.....................................   $  (5.15)     $  (9.37)

(5) UNIT OFFERING AND 12% SENIOR SECURED DISCOUNT NOTES

     On September 30, 1997, ACME Intermediate issued 71,634 Units (the Unit Offering) consisting of 71,634 membership units (representing 8% of the ACME Intermediate's outstanding membership equity) and $71,634,000 (par value at maturity) in 12% senior secured discount notes due 2005 (Intermediate Notes). Cash interest on the Intermediate Notes is payable semi-annually in arrears, commencing with the six-month period ending March 31, 2003. The Notes mature on September 30, 2005 and may not be prepaid without penalty prior to October 1, 2003. The net proceeds from the Unit Offering, after the deduction of underwriter fees and other related offering costs, were $38.3 million and were received by the Company on September 30, 1997. The Company allocated approximately $4.2 million of such net proceeds to minority interest, $35.6 million to the Intermediate notes and $1.5 million to prepaid financing costs -- the latter which is being amortized over the eight-year term of the notes. The Intermediate Notes contain certain covenants and restrictions including restrictions on future indebtedness and restricted payments, as defined, and limitations on liens, investments, transactions with affiliates and certain asset sales. The Company was in compliance with all such covenants and restrictions at December 31, 2000. In connection with the Reorganization the membership units issued in the unit offering (representing a minority interest) were acquired by the Company for shares of the Company's stock. The acquisition of minority interest was recorded based upon the fair market value of the stock issued.

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

(6) 10 7/8% SENIOR DISCOUNT NOTES

     On September 30, 1997, ACME Television issued 10.875% senior discount notes due 2004 (Notes) with a face value of $175,000,000 and received $127,370,000 in gross proceeds from such issuance. These Notes provide for semi-annual cash interest payments commencing with the six-month period ending on March 31, 2001. At December 31, 2000 $4,758,000 in accrued interest on these notes was included in current accrued liabilities. The Notes are subordinated to ACME Television's bank revolver (see Note 7) and to the ACME Television's capital equipment finance facilities (see Note 10). The Notes mature on September 30, 2004. Other than prepayment with the proceeds of a public equity offering, the notes may not be prepaid prior to September 30, 2001 and may not be prepaid without penalty prior to October 1, 2003.

     The Notes contain certain covenants and restrictions including restrictions on future indebtedness and limitations on investments, and transactions with affiliates. ACME Television was in compliance with all such covenants and restrictions at December 31, 2000.

     Costs associated with the issuance of these notes, including the underwriters fees and related professional fees are included in long-term other assets and will be amortized over the seven year term of the notes.

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

     ACME Television's subsidiaries (hereinafter referred to in this section collectively as Subsidiary Guarantors) are fully, unconditionally, and jointly and severally liable for ACME Television's notes. The Subsidiary Guarantors are wholly owned and constitute all of ACME Television's direct and indirect subsidiaries except for ACME Finance Corporation, a wholly owned finance subsidiary of ACME Television with essentially no independent operations that is jointly and severally liable with the Company on the Notes. ACME Television has not included separate financial statements of the aforementioned subsidiaries because (i) ACME Television is a holding company with no assets or independent operations other than its investments in its subsidiaries and (ii) the separate financial statements and other disclosures concerning such subsidiaries are not deemed material to investors.

     Various agreements to which ACME Television and/or the Subsidiary Guarantors are parities restrict the activity of the Subsidiary Guarantors to make distributions to the Company. The Investment and Loan Agreement (the Investment Agreement), dated June 17, 1997, as amended, among the Company and the parties thereto and the Limited Liability Company Agreement (the LLC Agreement), dated June 17, 1997, as amended, among the Company and the parties thereto each contain certain restrictions on the ability of the Subsidiary Guarantors to declare or pay dividends to ACME Television in the absence of the consent of certain parties thereto. The Indenture governing the Notes prevents the Subsidiary Guarantors from declaring or paying any dividend or distribution to ACME Television unless certain financial covenants are satisfied and there has been no default thereof. The revolving credit facility with Canadian Imperial Bank Corporation (see Note 7) also prohibits distributions from the Subsidiary Guarantors to ACME Television except in certain circumstances during which default has not occurred thereunder.

(7) BANK REVOLVER

     ACME Television has a revolving credit facility (the Loan Agreement) with Canadian Imperial Bank Corporation (CIBC), as agent and lead lender. Under the terms of the Loan Agreement, advances bear interest at a base rate, that at our option, is either the bank's prime rate or LIBOR, plus a spread. Commitment fees are charged at a rate of .5% per annum, paid quarterly, on the unused portion of the facility. On December 29, 2000, the Loan Agreement was amended to provide less restrictive financial covenants and the Company voluntarily reduced the Banks' aggregate commitment from $40 million to $30 million as of December 31, 2000. The commitment amortization rate was reduced throughout the balance of the term, which ends September 30, 2002. As of December 31, 1999 and 2000 there were no outstanding balances under the Loan Agreement.

     The Loan Agreement contains certain covenants and restrictions including restrictions on future indebtedness and limitations on investments and transactions with affiliates. ACME Television was in compliance with all such covenants and restrictions at December 31, 2000.

     Costs associated with the procuring of bank credit facilities, including loan fees and related professional fees, are included in long-term other assets and are amortized over the term of the Loan Agreement.

(8) CONVERTIBLE DEBENTURES

     On June 30, 1997 and on September 30, 1997 the Company issued convertible debentures to certain investors in the aggregate amount of $24,756,000. The debentures bore an interest rate of 10% per annum, compounded annually.

     Pursuant to the terms of the debentures, on September 30, 1999, the holders elected to convert all of the outstanding principal and accrued interest into membership units of ACME Television Holdings, LLC which were then converted into ACME Communications, Inc. common stock in connection with the Reorganization. The conversion rate was fixed by contract and represented 24,756 membership units that were converted to 3,926,191 shares of common stock.

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

(9) BRIDGE LOAN

     On April 23, 1999, the Company entered into a $15.0 million loan agreement (the Bridge Loan) with certain investors, and the proceeds were used to partially fund the acquisition of the property and equipment assets of Stations WBDT, WBWI and WBUI.

     The entire loan, plus the accrued interest, was repaid at the closing of our initial public offering on October 5, 1999.

(10) COMMITMENTS AND CONTINGENCIES

  Obligations Under Operating Leases

     The Company is obligated under non-cancelable operating leases for office space, office equipment, broadcast equipment and tower sites. Future minimum lease payments as of the year ended December 31, 2000, under non-cancelable operating leases with initial or remaining terms of one year or more are:

                                                         (IN THOUSANDS)
                                                         --------------
2001...................................................      $1,752
2002...................................................       1,430
2003...................................................       1,289
2004...................................................       1,067
2005...................................................         754
Thereafter.............................................       3,178
                                                             ------
          Total........................................      $9,470
                                                             ======

     Total rental expense under operating leases for the twelve months ended December 31, 1998, 1999 and 2000 was approximately $967,463, $850,383 and
$1,739,591, respectively.

  Obligations Under Capital Leases

     As of December 31, 2000, certain equipment was leased under capital equipment facilities. These capital lease obligations expire over the next five years. Future minimum lease payments as of December 31, 2000 under capital leases are:

                                                         (IN THOUSANDS)
                                                         --------------
2001...................................................     $ 2,917
2002...................................................       2,897
2003...................................................       2,721
2004...................................................       1,724
2005...................................................         918
                                                            -------
Total..................................................     $11,177
Less: Amount representing interest.....................      (1,648)
                                                            -------
Present value of minimum lease payments................       9,529
Less: Current portion..................................      (2,271)
                                                            -------
Long-term portion......................................     $ 7,258
                                                            =======

  Program Rights Payable

     Commitments for program rights that have been executed, but which have not been recorded in the accompanying financial statements, as the underlying programming is not yet available for broadcast, were approximately $7,862,000 and $23,475,000 as of December 31, 1999 and 2000, respectively.

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

     Maturities on the Company's program rights payables (including commitments not recognized in the accompanying financial statements due to the lack of current availability for broadcast) for each of the next five years are:

                                                         (IN THOUSANDS)
                                                         --------------
2001...................................................     $12,108
2002...................................................      12,107
2003...................................................      10,299
2004...................................................       7,866
2005...................................................       3,385
Thereafter.............................................          23
                                                            -------
          Total........................................     $45,788
                                                            =======

  Certain Compensation Arrangements

     In June 1997, the Company issued an aggregate of 100 management carry units to certain members of management. These units entitled holders to certain distribution rights upon achievement of certain returns by non-management investors and are subject to forfeiture or repurchase by the Company in the event of termination of each individual's employment by the Company under certain specified circumstances. These management carry units were accounted for as a variable plan and expensed as it became probable that any such distributions would be made. The Company determined the value of these at the issuance date to be immaterial. Upon the closing of our IPO these management carry units were exchanged for fully vested shares of our common stock. During 1999, the Company recorded an expense of $39.6 million relating to the units. No expense was recorded relating to these units in 2000 or 1998.

  Legal Proceedings

     We are currently, and from time to time, involved in litigation incidental to the conduct of our business. We are not currently a party to any lawsuit or proceeding that we believe would have a material adverse effect on our financial condition, results of operations or liquidity.

(11) INCOME TAXES

     The income tax benefits consists of the following:

                                                  YEAR ENDED DECEMBER 31,
                                              -------------------------------
                                               1998        1999        2000
                                              -------     -------     -------
                                                (IN THOUSANDS)
Current:
  Federal income taxes......................  $    --     $    --     $    --
  State income taxes........................       --          --         316
                                              -------     -------     -------
          Total current tax expense.........  $    --     $    --     $   316
Deferred:
  Federal income taxes......................  $(2,393)    $(4,420)    $(7,517)
  State income taxes........................       --          --        (924)
                                              -------     -------     -------
          Total deferred tax benefit........   (2,393)     (4,420)     (8,441)
                                              -------     -------     -------
          Total income tax benefit..........  $(2,393)    $(4,420)    $(8,125)
                                              =======     =======     =======

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

     The differences between the income tax benefit and income taxes computed using the U.S. Federal statutory income tax rates (34%) consist of the following:

                                                  YEAR ENDED DECEMBER 31,
                                              -------------------------------
                                               1998        1999        2000
                                              -------    --------    --------
                                                     EXPENSE/(BENEFIT)
                                                      (IN THOUSANDS)
Tax benefit at U.S. Federal rate............  $(8,273)   $(25,567)   $(10,255)
State income taxes, net of Federal tax
  benefit...................................     (261)       (489)       (627)
Termination of non-taxable status...........       --        (953)         --
Losses allocated to LLC members.............    4,802       7,193          --
Nondeductible expenses......................    1,430      15,202       2,373
Other.......................................      (91)        194         384
                                              -------    --------    --------
     Income tax benefit.....................  $(2,393)   $ (4,420)   $ (8,125)
                                              =======    ========    ========

     Deferred Income Taxes. Prior to our reorganization into a "C" corporation in October 1999, the Company was a limited liability corporation and, therefore, all federal tax attributes were passed through to the members of the Company, other than those tax attributes for its Missouri operations which are organized as "C" corporations. The data listed below take into consideration the tax effect to the Company after its reorganization.

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                            1999          2000
                                                         ----------    ----------
                                                              (IN THOUSANDS)
Current deferred tax assets:
  Accrued vacation.....................................   $    170      $    200
  State income taxes...................................         49            49
  Bad debt and other reserves..........................      2,126           386
  Deferred revenue.....................................         86           141
  Other................................................         17           363
                                                          --------      --------
          Total current deferred tax assets............      2,448         1,139
                                                          --------      --------
Non-current deferred tax liabilities:
  Fixed asset depreciation.............................       (500)         (146)
  Intangible amortization..............................    (28,700)      (27,164)
  Deferred compensation................................        332           546
  Net operating loss carryforward......................      4,971        12,759
  Program amortization.................................     (1,533)       (1,801)
  Charitable contributions.............................         66            98
  Other................................................         --            94
                                                          --------      --------
          Total non-current............................    (25,364)      (15,614)
                                                          --------      --------
Total net deferred income tax liabilities..............   $(22,916)     $(14,475)
                                                          ========      ========

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

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

St. Louis, Illinois, (ii) commit any programming time of the station for commercial programming or advertising or (iii) enter into a local marketing agreement with respect to such station until June 1, 2000. In the event that the current affiliation agreement for WHSL is terminated, the substitute format must be substantially similar to the current home shopping network format or, in the alternative, an infomercial format. The annual payment from KPLR for these agreements was $200,000 during the first three years. The Company paid $300,000 in both 1998 and 1999 under this agreement, no payments were made in 2000.

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

     In connection with the acquisition of WBUI, WIWB and WBDT in June of 1999, we paid CEA, Inc. a broker's fee of $125,000. CEA, Inc. also received compensation from the seller in connection with the purchase of WBUI, WIWB and WBDT. One of our directors, Mr. Collis, is an officer of an affiliate of CEA Capital Partners.

(13) DEFINED CONTRIBUTION PLAN

     In 1999, the Company established a 401(k) defined contribution plan (the
Plan) which covers all eligible employees (as defined in the Plan). Participants are allowed to make non-forfeitable contributions up to 15% of their annual salary, but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service. The Company currently matches 50% of the amounts contributed by each participant but does not match participants' contributions in excess of 6% of their contribution per pay period. The Company contributed and expensed $200,000 to the Plan for the year ended December 31, 1998, $173,000 for the year ended December 31, 1999 and $273,000 for the year ended December 31, 2000.

(14) STOCK OPTION COMPENSATION

     Our 1999 Stock Incentive Plan provides additional means to attract, motivate, reward and retain key personnel. The Compensation Committee of the Board of Directors (the plan administrator) has the authority to grant different types of stock and cash incentive awards and to select participants. While only stock options and restricted stock awards are contemplated at this time, other forms of awards may be granted give us flexibility to structure future incentives. Our employees, officers, directors, and consultants may be selected to receive awards under the plan.

     A maximum of 4,200,000 shares of our common stock may be issued under the plan, (approximately 25.08% of our current outstanding shares). The number of shares subject to stock options and stock appreciation rights granted under the plan to any one person in a calendar year cannot exceed 1,000,000 shares. The number of shares subject to all awards granted under the plan to any one person in a calendar year cannot exceed 1,000,000 shares. Performance-based awards payable solely in cash that are granted under the plan to any one person in a calendar year cannot provide for payment of more than $1,000,000.

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

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

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

     - Options to acquire an additional 2,209,091 shares, or approximately 13% of our common stock after giving effect to the Company's initial public offering, were granted to Messrs. Kellner, Gealy, and Allen. Of this number, options to acquire 838,635 shares were granted to Mr. Kellner, options to acquire 685,228 shares were granted to Mr. Gealy, and options to acquire 685,228 shares were granted to Mr. Allen. These options were granted at $23.00 per share, the initial public offering price of our shares of common stock and vest in four equal annual installments. The first installment vested on September 29, 2000. Vesting of these options accelerates upon a change of control, death, disability or termination without cause.

     - Options to acquire 451,050 shares granted as incentives to employees during the year ended December 31, 2000. These options were granted at exercise prices ranging from $9.13 to $25.06 per share (market price at the date of grant) and vest equally over a period of three to five years.

     Stock option activity during the years ended December 31, 1999 and 2000 consisted of the following:

                                                           1999                         2000
                                                 -------------------------    -------------------------
                                                               WEIGHTED                     WEIGHTED
                                                 NUMBER OF   AVERAGE PRICE    NUMBER OF   AVERAGE PRICE
                                                  SHARES       PER SHARE       SHARES       PER SHARE
                                                 ---------   -------------    ---------   -------------
Stock options outstanding, beginning of year...         --      $   --        2,831,591      $22.56
1999 Options granted (per share: $15.00 to
  $23.00)......................................  2,834,091       22.56               --          --
2000 Options granted (per share: $9.13 to
  $25.06)......................................         --          --          451,050       16.49
Options forfeited..............................      2,500       23.00           19,250       23.38
Options exercised..............................         --                           --
                                                 =========      ======        =========      ======
Stock options outstanding, end of year.........  2,831,591      $22.56        3,263,391      $21.31
                                                 =========      ======        =========      ======
Stock options exercisable, end of year.........    552,273      $23.00        1,263,785      $22.36
                                                 =========      ======        =========      ======
Options available for grant, end of year.......  1,368,409          --          936,609          --
                                                 =========                    =========

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

     The following table summarizes information concerning currently outstanding and exercisable options:

                           WEIGHTED    WEIGHTED                 WEIGHTED
                            AVERAGE    AVERAGE                  AVERAGE
  EXERCISE     OPTIONS     REMAINING   EXERCISE     NUMBER      EXERCISE
   PRICE     OUTSTANDING     LIFE       PRICE     EXERCISABLE    PRICE
  --------   -----------   ---------   --------   -----------   --------
   $ 9.13       240,000       5.0       $ 9.13            --     $ 9.13
   $15.00       283,500       5.0       $15.00        94,500     $15.00
   $18.00        58,500       5.0       $18.00        11,700     $18.00
   $23.00     2,474,791       5.0       $23.00     1,157,585     $23.00
   $24.88       206,100       5.0       $24.88            --     $24.88
   $25.06           500       5.0       $25.06            --     $25.06
              ---------                            ---------
              3,263,391                            1,263,785
              =========                            =========

     The Company applies Accounting Principles Board Opinion No. 25 and related interpretations, in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for options granted at or above fair market value at the time of grant. For the grants that were made at an option price lower than fair market value at the time of grant, compensation expense of $132,000 was recognized in the fourth quarter of 1999 (the first quarter of the vesting period) and $529,000 for the year ended December 31, 2000. The options granted at below fair market value at the date of grant were granted upon conversion of the Company's Long Term Incentive Plan (LTIP) in 1999. The Company recognized compensation expense under the LTIP of $338,000 during the year ended December 31, 1999 and $400,000 during the year ended December 31, 1998. All amounts expensed prior to the conversion of the LTIP ($738,000) are netted against the total of the below market option compensation expense to arrive at the expense to be recognized over the vesting period of such options.

     Had the Company chosen to adopt the provisions of Statement of Financial Accounting Standards No. 123, and recognized compensation cost based upon the fair value of all options granted (including those granted at or above fair market value) at the date of grant, the Company's net loss (in thousands) and net loss per share for the years ended December 31, 1999 and 2000 would have been as follows:

                                                      AS REPORTED               PROFORMA
                                                  --------------------    --------------------
                                                    1999        2000        1999        2000
                                                  --------    --------    --------    --------
Net loss to common stockholders.................  $(70,779)   $(22,038)   $(72,403)   $(29,395)
Net loss per common share.......................  $  (7.96)   $  (1.32)   $  (9.09)   $  (1.75)

     The fair value of the options granted were used to calculate the pro forma net income and net income per common share above, on the date of grant, using a binomial option-pricing model with the following weighted average assumptions:

                                                             1999      2000
                                                            ------    -------
Dividend yield............................................      --         --
Expected volatility.......................................   50.00     121.00%
Risk free interest rate...................................    6.11%      5.87%
Expected life (in months).................................      60         60
Weighted average fair value of grants.....................  $12.03    $ 13.99

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

(15) SELECTED QUARTERLY DATA (UNAUDITED)

                                                                                      YEAR TO
                                          Q-1        Q-2         Q-3         Q-4        DATE
                                        -------    --------    --------    -------    --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
2000
Net revenues..........................  $16,218    $ 19,169    $ 18,045    $20,010    $ 73,442
Operating loss........................   (2,921)       (851)       (901)      (963)     (5,636)
Net loss..............................   (6,190)     (4,185)     (6,295)    (5,368)    (22,038)
Net loss per common share.............    (0.37)      (0.25)      (0.38)     (0.32)      (1.32)
1999
Net revenues..........................  $11,123    $ 15,512    $ 15,803    $17,570    $ 60,008
Operating loss........................   (4,294)     (9,403)    (34,626)      (755)    (49,078)
Net loss..............................   (9,278)    (19,121)    (38,768)    (3,612)    (70,779)
Pro forma net loss....................   (5,998)    (15,341)    (37,308)    (4,749)    (63,396)
Pro forma net loss per common share...    (1.16)      (2.96)      (7.20)     (0.29)      (7.96)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is contained, in part, under the caption "Executive Officers of the Company" in Part I, Item 4 hereof, and the remainder is contained in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders (the "2001 Proxy Statement") under the caption "Election of Directors" and is incorporated herein by reference.

     The information required pursuant to Item 405 of Regulation S-K will be contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement, and such is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The response to this item is contained in the Company's 2001 Proxy Statement under the captions "Directors Compensation," "Executive Compensation," and "Other Agreements," and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is contained in the Company's 2001 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is contained in the Company's 2001 Proxy Statement under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)1. Financial Statements

     The following financial statements are included in Item 8:

          ACME Communications, Inc. and Subsidiaries:

          - Consolidated Balance Sheets as of December 31, 2000 and December 31, 1999.

          - Consolidated Statements of Operations for the years ended December 31, 2000, December 31, 1999 and December 31, 1998.

          - Consolidated Statements of Members' Capital for the years ended December 31, 2000, December 31, 1999 and 1998.

          - Consolidated Statements of Cash Flows for the years ended December 31, 2000, December 31, 1999 and December 31, 1998.

          - Notes to the Consolidated Financial Statements.

     (a)2. Financial Statement Schedules

     The following financial statement schedules are included in Item 14 (d):

     Schedule I -- Condensed Financial Information of ACME Communications, Inc. (Parent Company):

      - Balance Sheet as of December 31, 2000 and December 31, 1999.

      - Statements of Operations for the years ended December 31, 2000, December 31, 1999 and December 31, 1998

      - Statements of Cash Flows for the years ended December 31, 2000, December 31, 1999 and December 31, 1998

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

     (a)3. Exhibits

     EXHIBIT
     NUMBER                        EXHIBIT DESCRIPTION
     -------                       -------------------
     2.1(10)   Form of Agreement and Plan of Reorganization Relating to the
               Capitalization of ACME Communications, Inc. by and among the parties listed in the signature pages thereof.
     2.2(10)   Form Exchange Agreement among ACME Communications, Inc. and the parties listed on the signature pages thereto.
     2.3(10)   Form of Agreement of Merger by and among ACME Television
               Holdings, LLC, ACME Communications, Inc. and ACME
               Communications Merger Subsidiary, LLC.
     3.1(10)   Form of Restated Certificate of Incorporation of ACME
               Communications, Inc., a Delaware corporation.
     3.2(10)   Form of Restated Bylaws of ACME Communications, Inc.
     4.1(1)    Indenture, dated September 30, 1997, by and among ACME
               Intermediate Holdings, LLC and ACME Intermediate Finance,
               Inc., as Issuers, and Wilmington Trust Company.

     EXHIBIT
     NUMBER                        EXHIBIT DESCRIPTION
     -------                       -------------------
     4.2(1)    Indenture, dated September 30, 1997, by and among ACME
               Television, LLC and ACME Finance Corporation, as issuers,
               the Guarantors named therein, and Wilmington Trust Company.
     4.3(4)    First Supplemental Indenture, dated February 11, 1998, by
               and among ACME Television, LLC and ACME Finance Corporation, the Guarantors named therein, and Wilmington Trust Company.
     4.4(4)    Second Supplemental Indenture, dated March 13, 1998, by and among ACME Television, LLC and ACME Finance Corporation, the
               Guarantors named therein, and Wilmington Trust Company.
     4.5(6)    Third Supplemental Indenture, dated August 21, 1998, by and among ACME Television, LLC and ACME Finance Corporation, as issuers, the Guarantors named therein, and Wilmington Trust
               Company.
    10.1(9)    Asset Purchase Agreement, dated April 23, 1999, by and among
               Paxson Communications Corporation, Paxson Communications
               License Company, LLC, Paxson Communications of Green Bay-14,
               Inc., Paxson Communications of Dayton-26, Inc., Paxson
               Dayton License, Inc., Paxson Communications of Decatur-23,
               Inc., Paxson Decatur License, Inc., ACME Television of Ohio,
               LLC, ACME Television Licenses of Ohio, LLC, ACME Television
               of Wisconsin, LLC, ACME Television Licenses of Wisconsin,
               LLC, ACME Television of Illinois, LLC and ACME Television
               Licenses of Illinois, LLC for WDPX(TV), Springfield, Ohio,
               WPXG(TV), Suring, WI and WPXU(TV), Decatur, IL.
    10.2(3)    Time Brokerage Agreement, dated April 23, 1999, by and among
               Paxson Communications License Company, LLC, Paxson
               Communications of Green Bay-14, Inc., and ACME Television of
               Wisconsin, LLC for Station WPXG-TV, Suring, Wisconsin.
    10.3(3)    Time Brokerage Agreement, dated April 23, 1999, by and among
               Paxson Decatur License, Inc., Paxson Communications of
               Decatur-23, Inc., and ACME Television of Illinois, LLC for
               Station WPXU-TV, Decatur, Illinois.
    10.4(3)    Time Brokerage Agreement, dated April 23, 1999, by and among
               Paxson Dayton License, Inc., Paxson Communications of
               Dayton-26, Inc., and ACME Television of Ohio, LLC for
               Station WDPX-TV, Springfield, Ohio.
    10.5(10)   Amendment to Asset Purchase Agreement, dated July 30, 1999, by and between ACME Television of New Mexico, LLC and ACME
               Television Licenses of New Mexico, LLC and Ramar
               Communications II, Ltd., with respect to television station
               KASY-TV, Santa Fe, New Mexico.
    10.6(8)    Asset Purchase Agreement, dated February 19, 1999, by and
               between ACME Television of New Mexico, LLC and ACME
               Television Licenses of New Mexico, LLC and Ramar
               Communications II, Ltd., with respect to television station
               KASY-TV, Albuquerque, New Mexico.
    10.7(10)   Station Affiliation Agreement, dated March 15, 1998, by and between ACME Television Holdings, LLC and The WB Television
               Network Partners, L.P.
    10.8(1)    Station Affiliation Agreement, dated September 24, 1997, by and between ACME Holdings of St. Louis, LLC and The WB
               Television Network Partners, L.P.
    10.9(3)    Management Agreement between Edward J. Koplar and ACME
               Television Licenses of Missouri, Inc.
    10.10(3)   Station Affiliation Agreement, dated August 18, 1997, by and between ACME Holdings of Knoxville, LLC and The WB
               Television Network Partners, L.P.
    10.11(3)   Station Affiliation Agreement, dated June 10, 1997, by and between ACME Holdings of Oregon, LLC and The WB Television
               Network Partners, L.P.

     EXHIBIT
     NUMBER                        EXHIBIT DESCRIPTION
     -------                       -------------------
    10.12(10)  Joint Sales Agreement by and between ACME Television
               Holdings, LLC and DP Media, Inc., dated April 23, 1999.
    10.13(10)  Option Agreement, dated April 23, 1999, by and between ACME
               Television Holdings, LLC and DP Media, Inc.
    10.14(1)   Station Affiliation Commitment Letter dated August 21, 1997, to ACME Communications, Inc. from The WB Television Network.
    10.15(10)  ACME Communications, Inc. 1999 Stock Incentive Plan.
    10.16(10)  Form of Employment Agreement, as amended, by and between
               ACME Communications, Inc. and Doug Gealy.
    10.17(10)  Form of Employment Agreement, as amended, by and between
               ACME Communications, Inc. and Tom Allen.
    10.18(10)  Consulting Agreement, as amended, by and between ACME
               Communications, Inc. and Jamie Kellner.
    10.19(1)   First Amended and Restated Credit Agreement, dated as of
               December 2, 1997, by and among ACME Television, LLC, the
               Lenders named therein and Canadian Imperial Bank of
               Commerce, New York Agency, as agent for the Lenders.
    10.20(3)   Securities and Pledge Agreement, dated December 2, 1997, by and between ACME Subsidiary Holdings III, LLC and Canadian
               Imperial Bank of Commerce, as agent for the benefit of CIBC,
               Inc. and other financial institutions.
    10.21(10)  Amendment No. 1 to First Amended and Restated Credit
               Agreement, dated June 30, 1998.
    10.22(10)  Amendment No. 2 to First Amended and Restated Credit
               Agreement, dated June 30, 1998.
    10.23(10)  Third Amendment to First Amended and Restated Credit
               Agreement, dated March 1, 1999.
    10.24(10)  Fourth Amendment to First Amended and Restated Credit
               Agreement, dated April 23, 1999.
    10.25(10)  Fifth Amendment to Credit Agreement, dated September 1999.
    10.26*     Sixth Amendment to Credit Agreement, dated December 29,
               1999.
    10.27*     Seventh Amendment to Credit Agreement, dated December 29,
               2000.
    10.28(3)   Form of Guaranty by and among ACME subsidiaries, Canadian
               Imperial Bank of Commerce, as agent, and the Lenders under the First Amended and Restated Credit Agreement.
    10.29(3)   Form of Security and Pledge Agreement by and among ACME
               subsidiaries, Canadian Imperial Bank of Commerce, as agent, and the Lenders under the First Amended and Restated Credit
               Agreement.
    10.30(10)  Form of Registration Rights Agreement, by and among ACME
               Communications, Inc. and the parties on the signature pages thereto.
    10.31(1)   Note Purchase Agreement, dated September 24, 1997, by and
               among ACME Intermediate Holdings, LLC, ACME Intermediate
               Finance, Inc. and CIBC Wood Gundy Securities Corp., as
               Initial Purchaser.
    10.32(2)   Note Purchase Agreement, dated September 24, 1997, by and
               among ACME Television, LLC, ACME Finance Corporation, CIBC
               Wood Gundy Securities Corp. and Merrill Lynch, Pierce,
               Fenner & Smith Incorporated.
    10.33(1)   Securities Pledge Agreement, dated September 30, 1997, by
               and between ACME Intermediate Holdings, LLC and ACME
               Intermediate Finance, Inc., as Pledgers, and Wilmington
               Trust Company, as Trustee.

     EXHIBIT
     NUMBER                        EXHIBIT DESCRIPTION
     -------                       -------------------
    10.34(10)  Employment Agreement, dated September 27, 1999 by and between ACME Communications, Inc. and Ed Danduran.
    10.35(10)  Amended and Restated Investment and Loan Agreement, dated as of June 17, 1999, by and among ACME Television Holdings, LLC and Jamie Kellner, Douglas Gealy, Thomas Allen, CEA Capital
               Partners USA, L.P. CEA ACME, Inc., Alta Communications VI,
               L.P., Alta Subordinated Debt Partners III, L.P., Alta-Comm S
               by S, LLC, Alta ACME, Inc., BancBoston Ventures, Inc., CEA
               Inc. and Alta Inc.
    10.36(10)  Form of Convertible Debenture of ACME Television Holdings,
               LLC. Due June 30, 2008.
    10.37(10)  Station Affiliation Agreement, dated April 9, 1998, by and between ACME Television Licenses of Utah LLC and The WB
               Television Network.
    10.38(10)  Station Affiliation Agreement, dated March 4, 1999, by and between ACME Television Licenses of New Mexico LLC and The
               WB Television Network.
    10.39(10)  Station Affiliation Agreement, dated May 1, 1999, by and between ACME Television Licenses of Wisconsin LLC and The WB
               Television Network.
    10.40(10)  Station Affiliation Agreement, dated May 1, 1999, by and between ACME Television Licenses of Illinois LLC and The WB
               Television Network.
    10.41(10)  Station Affiliation Agreement, dated May 1, 1999, by and between ACME Television Licenses of Ohio LLC and The WB
               Television Network.
    10.42(10)  Bridge Loan Agreement, dated April 23, 1999, by and among
               ACME Television Holdings, LLC, Alta Communications VI, L.P.,
               Alta Comm S by S, LLC, Alta Subordinated Debt Partners III,
               L.P., BancBoston Investments Inc., CEA Capital Partners USA,
               L.P., CEA Capital Partners USA CI, L.P., TCW Shared
               Opportunity Fund III, L.P., Shared Opportunity Fund IIB, LLC
               and TCW Leveraged Income Trust II, L.P.
    10.43(10)  Form of Stockholder and Voting Agreement by and among ACME
               Communications Inc. and the parties on the signature pages thereto.
    10.44(10)  Form of Voting Agreement by and among ACME Communications
               Inc. and the parties on the signature pages thereto.
    10.45(11)  Second Amendment to Asset Purchase Agreement, dated November
               1, 1999, by and between ACME Television of New Mexico, LLC and Ramar Communications II, Ltd., with respect to
               television station KASY-TV, Santa Fe, New Mexico.
    10.46(11)  Time Brokerage Agreement dated November 1, 1999, by and between Ramar Communications, II, Ltd. and ACME Television of New Mexico, LLC.
    21.0(11)   Subsidiaries of Registrant.

---------------
  *  Filed herewith.

 (1) Incorporated by reference to the Registration Statement for ACME Intermediate Holdings, LLC on Form S-4, File No. 333-4027, filed on November 14, 1997.

 (2) Incorporated by reference to the Registration Statement for ACME Television, LLC on Form S-4, File No. 333-40281, filed on November 14, 1997.

 (3) Incorporated by reference to the Registration Statement for ACME Television, LLC on Form S-4/A, File No. 333-40281, filed on January 16, 1998

 (4) Incorporated by reference to ACME Intermediate Holdings LLC's Quarterly Report on Form 10-Q for the period ending March 31, 1998.

 (5) Incorporated by reference to ACME Intermediate Holdings LLC's Quarterly Report on Form 10-Q for the period ending June 30, 1998.

 (6) Incorporated by reference to ACME Intermediate Holdings LLC's Quarterly Report on Form 10-Q for the period ending September 30, 1998.

 (7) Incorporated by reference to ACME Intermediate Holdings LLC's Annual Report on Form 10-K for the for the year ended December 31, 1998.

 (8) Incorporated by reference to ACME Television Holdings LLC's Quarterly Report on Form 10-Q for the period ending March 31, 1999.

 (9) Incorporated by reference to ACME Intermediate Holdings LLC's Report on Form 8-K filed May 7, 1999.

(10) Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1, File No. 333-84191, filed on September 29, 1999.

(11) Incorporated by reference to ACME Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.

     (b) Reports on Form 8-K.

     The Company filed no reports on Form 8-K during the three months ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ACME Communications, Inc.

March 30, 2001                            --------------------------------------
                                          Thomas D. Allen
                                          Executive Vice President and Chief
                                          Financial Officer and Director
                                          (Principal Financial Officer)

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

                      SIGNATURE                                   CAPACITY                   DATE
                      ---------                                   --------                   ----

/s/ JAMIE KELLNER                                         Chairman of the Board and     March 30, 2001
-----------------------------------------------------      Chief Executive Officer
Jamie Kellner                                           (Principal Executive Officer)

/s/ DOUGLAS GEALY                                       President and Chief Operating   March 30, 2001
-----------------------------------------------------       Officer and Director
Douglas Gealy

/s/ THOMAS D. ALLEN                                    Executive Vice President, Chief  March 30, 2001
-----------------------------------------------------   Financial Officer (Principal
Thomas D. Allen                                           Financial and Accounting
                                                            Officer) and Director

/s/ JAMES COLLIS                                                  Director              March 30, 2001
-----------------------------------------------------
James Collis

/s/ THOMAS EMBRESCIA                                              Director              March 30, 2001
-----------------------------------------------------
Thomas Embrescia

/s/ BRIAN MCNEILL                                                 Director              March 30, 2001
-----------------------------------------------------
Brian McNeill

/s/ MICHAEL ROBERTS                                               Director              March 30, 2001
-----------------------------------------------------
Michael Roberts

/s/ DARRYL SCHALL                                                 Director              March 30, 2001
-----------------------------------------------------
Darryl Schall

                                                                      SCHEDULE I

                           ACME COMMUNICATIONS, INC.
                                (PARENT COMPANY)

                        CONDENSED FINANCIAL INFORMATION
                                 BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        2000
                                                              --------    --------
                                                                 (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 19,834    $ 20,690
                                                              --------    --------
          Total current assets..............................    19,834      20,690
Notes Receivable and accrued interest.......................       112          --
Investment in and advances to subsidiaries..................    86,593      65,580
Intangible assets, net......................................    20,840      19,784
                                                              --------    --------
          Total assets......................................  $127,379    $106,054
                                                              ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    240    $    123
  Accrued liabilities.......................................        89          11
  Deferred income taxes.....................................       177         594
                                                              --------    --------
          Total current liabilities.........................       506         728
Other liabilities...........................................        38          --
                                                              --------    --------
          Total liabilities.................................       544         728
                                                              --------    --------
Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
     authorized, no shares issued and outstanding...........        --          --
  Common stock, $.01 par value; 16,750,000 shares issued
     outstanding at December 31, 1999 and December 31,
     2000...................................................       168         168
  Additional paid-in capital................................   130,279     130,279
  Accumulated deficit.......................................    (3,612)    (25,650)
                                                              --------    --------
          Total stockholders' equity........................   126,835     105,326
                                                              --------    --------
          Total liabilities and stockholders' equity........  $127,379    $106,054
                                                              ========    ========

         See accompanying notes to the condensed financial statements.

                           ACME COMMUNICATIONS, INC.
                                (PARENT COMPANY)

                        CONDENSED FINANCIAL INFORMATION
                            STATEMENTS OF OPERATIONS

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1999        2000
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Administrative expense.....................................  $     --    $    (16)   $   (233)
Amortization of intangibles................................        --        (264)     (1,055)
                                                             --------    --------    --------
          Total operation expenses.........................        --        (280)     (1,288)
Interest income............................................        20         418       1,249
Interest expense...........................................    (2,575)     (3,192)         --
Other income (expenses)....................................       (13)         --          --
                                                             --------    --------    --------
  Loss before equity in the net loss of sub-sidiaries and
     income taxes..........................................    (2,568)     (3,054)        (39)
Equity in the net loss of subsidiaries.....................   (19,372)    (67,548)    (21,405)
                                                             --------    --------    --------
  Loss before income taxes.................................   (21,940)    (70,602)    (21,444)
Income tax expense.........................................        --        (177)       (594)
                                                             ========    ========    ========
          Net loss.........................................  $(21,940)   $(70,779)   $(22,038)
                                                             ========    ========    ========

         See accompanying notes to the condensed financial statements.

                           ACME COMMUNICATIONS, INC.
                                (PARENT COMPANY)

                        CONDENSED FINANCIAL INFORMATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                COMMON STOCK     ADDITIONAL                     TOTAL
                                               ---------------    PAID-IN     ACCUMULATED   STOCKHOLDERS'
                                               SHARES   AMOUNT    CAPITAL       DEFICIT        EQUITY
                                               ------   ------   ----------   -----------   -------------
                                                                     (IN THOUSANDS)
Balance at December 31, 1997.................   4,074    $ 41     $ 23,744     $ (7,479)      $ 16,306
  Issuance of common stock, net..............   1,106      11        7,036           --          7,047
  Net Loss...................................      --      --           --      (21,940)       (21,940)
                                               ------    ----     --------     --------       --------
Balance at December 31, 1998.................   5,180      52       30,780      (29,419)         1,413
  Issuance of common stock for 100% of the
     members' units of ACME Television
     Holdings, LLC...........................   6,570      66       91,742           --         91,808
  Initial public offering....................   5,000      50      104,343           --        104,393
  Termination of non-taxable status..........      --      --      (96,586)      96,586             --
  Net loss...................................      --      --           --      (70,779)       (70,779)
                                               ------    ----     --------     --------       --------
Balance at December 31, 1999.................  16,750     168      130,279       (3,612)       126,835
  Equity-based compensation..................      --      --          529           --            529
  Net loss...................................      --      --           --      (22,038)       (22,038)
                                               ------    ----     --------     --------       --------
Balance at December 31, 2000.................  16,750    $168     $130,808     $(25,650)      $105,326
                                               ======    ====     ========     ========       ========

         See accompanying notes to the condensed financial statements.

                           ACME COMMUNICATIONS, INC.
                                (PARENT COMPANY)

                        CONDENSED FINANCIAL INFORMATION
                            STATEMENTS OF CASH FLOWS

                                                             FOR THE YEARS ENDED
                                                                 DECEMBER 31,
                                                             --------------------
                                                               1998        1999        2000
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net loss.................................................  $(21,940)   $(70,779)   $(22,038)
Adjustments to reconcile net loss to net cash:
  provided by operating activities:
  Amortization.............................................        --         264       1,056
  Amortization of debt issuance costs......................       122         492          --
  Equity in net loss of subsidiary.........................    19,372      67,548      21,405
  Deferred taxes...........................................        --         177         417

Changes in assets and liabilities:
  (Increase) decrease in accounts receivables, net.........       (20)        119         112
  Decrease in prepaid expenses.............................        25          --          --
  Increase (decrease) in accounts payable..................        --         240        (117)
  Increase (decrease) in other current liabilities.........         2       1,692         (38)
  Increase (decrease)in accrued expenses...................     2,476         335         (78)
                                                             --------    --------    --------
       Net cash provided by operating activity.............        37          88         719

Cash flows from investing activities:
  Purchase of station interests............................        --     (62,655)         --
  Investments in and advances to subsidiaries..............         7     (22,932)        137
                                                             --------    --------    --------
       Net cash provided by (used in) investing
          activities.......................................         7     (85,587)        137

Cash flows from financing activities:
  Initial public offering, net of expenses.................        --     105,285          --
                                                             --------    --------    --------
       Net cash provided by financing activities...........        --     105,285          --
  Net increase in cash.....................................        44      19,786         856
  Cash at beginning of period..............................         4          48      19,834
                                                             --------    --------    --------
  Cash at end of period....................................  $     48    $ 19,834    $ 20,690
                                                             ========    ========    ========

Supplemental disclosures of cash flow information:

Non-cash transactions:
  Issuance of equity as purchase consideration.............  $  7,047    $     --    $     --
  Conversion of convertible debt...........................  $     --    $ 29,240    $     --
  Acquisition of minority interest of ACME Intermediate
     Holdings, LLC.........................................  $     --    $ 21,250    $     --
                                                             ========    ========    ========

         See accompanying notes to the condensed financial statements.

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

     The financial statements give effect to the exchange of common stock for members' units for the years ended December 31, 1998 and 1999.

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

3. INTANGIBLE ASSET

     The acquisition of ACME Intermediate Holdings' minority interest during the Reorganization in October of 1999 was accounted for at fair market value. The difference between the fair market value and the carrying value of the minority interest was $21,103,000 and was recorded as an intangible asset with a useful life of 20 years. Amortization expense for the year ended December 31, 1999 and 2000 was $264,000 and $1,055,000, respectively.

4. LONG-TERM DEBT

     There are no cash interest payments due on ACME Intermediate Holdings, LLC's Senior Secured Discount Notes until March 31, 2003. There are no cash interest payments due on ACME Television, LLC's

Senior Discount Notes until March 31, 2001. At December 31, 2000, the Company has $4,759,000 included in accrued liabilities for the interest payment due March 31, 2001.

5. RECLASSIFICATIONS

     Certain amounts previously reported for 1998 and 1999 have been reclassified to conform to the 2000 financial statement presentation.

                           ACME COMMUNICATIONS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
  FOR THE YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1999 AND DECEMBER 31,
                                      2000

                                                                 ADDITIONS
                                    BALANCE AT    ADDITIONS     ACQUIRED IN                   BALANCE AT
                                    BEGINNING     CHARGED TO      PURCHASE                      END OF
 ALLOWANCE FOR DOUBTFUL ACCOUNTS    OF PERIOD      EXPENSE      TRANSACTIONS    DEDUCTIONS      PERIOD
 -------------------------------    ----------    ----------    ------------    ----------    ----------
Year ended December 31, 1998......    51,000       224,000        280,000             --        555,000
Year ended December 31, 1999......   555,000       485,000             --        324,000        716,000
Year ended December 31, 2000......   716,000       562,000             --        269,000      1,009,000

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                        EXHIBIT DESCRIPTION
 -------                       -------------------
 2.1(10)   Form of Agreement and Plan of Reorganization Relating to the
           Capitalization of ACME Communications, Inc. by and among the parties listed in the signature pages thereof.
 2.2(10)   Form Exchange Agreement among ACME Communications, Inc. and the parties listed on the signature pages thereto.
 2.3(10)   Form of Agreement of Merger by and among ACME Television
           Holdings, LLC, ACME Communications, Inc. and ACME
           Communications Merger Subsidiary, LLC.
 3.1(10)   Form of Restated Certificate of Incorporation of ACME
           Communications, Inc., a Delaware corporation.
 3.2(10)   Form of Restated Bylaws of ACME Communications, Inc.
 4.1(1)    Indenture, dated September 30, 1997, by and among ACME
           Intermediate Holdings, LLC and ACME Intermediate Finance,
           Inc., as Issuers, and Wilmington Trust Company.
 4.2(1)    Indenture, dated September 30, 1997, by and among ACME
           Television, LLC and ACME Finance Corporation, as issuers,
           the Guarantors named therein, and Wilmington Trust Company.
 4.3(4)    First Supplemental Indenture, dated February 11, 1998, by
           and among ACME Television, LLC and ACME Finance Corporation, the Guarantors named therein, and Wilmington Trust Company.
 4.4(4)    Second Supplemental Indenture, dated March 13, 1998, by and among ACME Television, LLC and ACME Finance Corporation, the
           Guarantors named therein, and Wilmington Trust Company.
 4.5(6)    Third Supplemental Indenture, dated August 21, 1998, by and among ACME Television, LLC and ACME Finance Corporation, as issuers, the Guarantors named therein, and Wilmington Trust
           Company.
10.1(9)    Asset Purchase Agreement, dated April 23, 1999, by and among
           Paxson Communications Corporation, Paxson Communications
           License Company, LLC, Paxson Communications of Green Bay-14,
           Inc., Paxson Communications of Dayton-26, Inc., Paxson
           Dayton License, Inc., Paxson Communications of Decatur-23,
           Inc., Paxson Decatur License, Inc., ACME Television of Ohio,
           LLC, ACME Television Licenses of Ohio, LLC, ACME Television
           of Wisconsin, LLC, ACME Television Licenses of Wisconsin,
           LLC, ACME Television of Illinois, LLC and ACME Television
           Licenses of Illinois, LLC for WDPX(TV), Springfield, Ohio,
           WPXG(TV), Suring, WI and WPXU(TV), Decatur, IL.
10.2(3)    Time Brokerage Agreement, dated April 23, 1999, by and among
           Paxson Communications License Company, LLC, Paxson
           Communications of Green Bay-14, Inc., and ACME Television of
           Wisconsin, LLC for Station WPXG-TV, Suring, Wisconsin.
10.3(3)    Time Brokerage Agreement, dated April 23, 1999, by and among
           Paxson Decatur License, Inc., Paxson Communications of
           Decatur-23, Inc., and ACME Television of Illinois, LLC for
           Station WPXU-TV, Decatur, Illinois.
10.4(3)    Time Brokerage Agreement, dated April 23, 1999, by and among
           Paxson Dayton License, Inc., Paxson Communications of
           Dayton-26, Inc., and ACME Television of Ohio, LLC for
           Station WDPX-TV, Springfield, Ohio.
10.5(10)   Amendment to Asset Purchase Agreement, dated July 30, 1999, by and between ACME Television of New Mexico, LLC and ACME
           Television Licenses of New Mexico, LLC and Ramar
           Communications II, Ltd., with respect to television station
           KASY-TV, Santa Fe, New Mexico.

 EXHIBIT
 NUMBER                        EXHIBIT DESCRIPTION
 -------                       -------------------
10.6(8)    Asset Purchase Agreement, dated February 19, 1999, by and
           between ACME Television of New Mexico, LLC and ACME
           Television Licenses of New Mexico, LLC and Ramar
           Communications II, Ltd., with respect to television station
           KASY-TV, Albuquerque, New Mexico.
10.7(10)   Station Affiliation Agreement, dated March 15, 1998, by and between ACME Television Holdings, LLC and The WB Television
           Network Partners, L.P.
10.8(1)    Station Affiliation Agreement, dated September 24, 1997, by and between ACME Holdings of St. Louis, LLC and The WB
           Television Network Partners, L.P.
10.9(3)    Management Agreement between Edward J. Koplar and ACME
           Television Licenses of Missouri, Inc.
10.10(3)   Station Affiliation Agreement, dated August 18, 1997, by and between ACME Holdings of Knoxville, LLC and The WB
           Television Network Partners, L.P.
10.11(3)   Station Affiliation Agreement, dated June 10, 1997, by and between ACME Holdings of Oregon, LLC and The WB Television
           Network Partners, L.P.
10.12(10)  Joint Sales Agreement by and between ACME Television
           Holdings, LLC and DP Media, Inc., dated April 23, 1999.
10.13(10)  Option Agreement, dated April 23, 1999, by and between ACME
           Television Holdings, LLC and DP Media, Inc.
10.14(1)   Station Affiliation Commitment Letter dated August 21, 1997, to ACME Communications, Inc. from The WB Television Network.
10.15(10)  ACME Communications, Inc. 1999 Stock Incentive Plan.
10.16(10)  Form of Employment Agreement, as amended, by and between
           ACME Communications, Inc. and Doug Gealy.
10.17(10)  Form of Employment Agreement, as amended, by and between
           ACME Communications, Inc. and Tom Allen.
10.18(10)  Consulting Agreement, as amended, by and between ACME
           Communications, Inc. and Jamie Kellner.
10.19(1)   First Amended and Restated Credit Agreement, dated as of
           December 2, 1997, by and among ACME Television, LLC, the
           Lenders named therein and Canadian Imperial Bank of
           Commerce, New York Agency, as agent for the Lenders.
10.20(3)   Securities and Pledge Agreement, dated December 2, 1997, by and between ACME Subsidiary Holdings III, LLC and Canadian
           Imperial Bank of Commerce, as agent for the benefit of CIBC,
           Inc. and other financial institutions.
10.21(10)  Amendment No. 1 to First Amended and Restated Credit
           Agreement, dated June 30, 1998.
10.22(10)  Amendment No. 2 to First Amended and Restated Credit
           Agreement, dated June 30, 1998.
10.23(10)  Third Amendment to First Amended and Restated Credit
           Agreement, dated March 1, 1999.
10.24(10)  Fourth Amendment to First Amended and Restated Credit
           Agreement, dated April 23, 1999.
10.25(10)  Fifth Amendment to Credit Agreement, dated September 1999.
10.26*     Sixth Amendment to Credit Agreement, dated December 29,
           1999.
10.27*     Seventh Amendment to Credit Agreement, dated December 29,
           2000.
10.28(3)   Form of Guaranty by and among ACME subsidiaries, Canadian
           Imperial Bank of Commerce, as agent, and the Lenders under the First Amended and Restated Credit Agreement.
10.29(3)   Form of Security and Pledge Agreement by and among ACME
           subsidiaries, Canadian Imperial Bank of Commerce, as agent, and the Lenders under the First Amended and Restated Credit
           Agreement.

 EXHIBIT
 NUMBER                        EXHIBIT DESCRIPTION
 -------                       -------------------
10.30(10)  Form of Registration Rights Agreement, by and among ACME
           Communications, Inc. and the parties on the signature pages thereto.
10.31(1)   Note Purchase Agreement, dated September 24, 1997, by and
           among ACME Intermediate Holdings, LLC, ACME Intermediate
           Finance, Inc. and CIBC Wood Gundy Securities Corp., as
           Initial Purchaser.
10.32(2)   Note Purchase Agreement, dated September 24, 1997, by and
           among ACME Television, LLC, ACME Finance Corporation, CIBC
           Wood Gundy Securities Corp. and Merrill Lynch, Pierce,
           Fenner & Smith Incorporated.
10.33(1)   Securities Pledge Agreement, dated September 30, 1997, by
           and between ACME Intermediate Holdings, LLC and ACME
           Intermediate Finance, Inc., as Pledgers, and Wilmington
           Trust Company, as Trustee.
10.34(10)  Employment Agreement, dated September 27, 1999 by and between ACME Communications, Inc. and Ed Danduran.
10.35(10)  Amended and Restated Investment and Loan Agreement, dated as of June 17, 1999, by and among ACME Television Holdings, LLC and Jamie Kellner, Douglas Gealy, Thomas Allen, CEA Capital
           Partners USA, L.P. CEA ACME, Inc., Alta Communications VI,
           L.P., Alta Subordinated Debt Partners III, L.P., Alta-Comm S
           by S, LLC, Alta ACME, Inc., BancBoston Ventures, Inc., CEA
           Inc. and Alta Inc.
10.36(10)  Form of Convertible Debenture of ACME Television Holdings,
           LLC. Due June 30, 2008.
10.37(10)  Station Affiliation Agreement, dated April 9, 1998, by and between ACME Television Licenses of Utah LLC and The WB
           Television Network.
10.38(10)  Station Affiliation Agreement, dated March 4, 1999, by and between ACME Television Licenses of New Mexico LLC and The
           WB Television Network.
10.39(10)  Station Affiliation Agreement, dated May 1, 1999, by and between ACME Television Licenses of Wisconsin LLC and The WB
           Television Network.
10.40(10)  Station Affiliation Agreement, dated May 1, 1999, by and between ACME Television Licenses of Illinois LLC and The WB
           Television Network.
10.41(10)  Station Affiliation Agreement, dated May 1, 1999, by and between ACME Television Licenses of Ohio LLC and The WB
           Television Network.
10.42(10)  Bridge Loan Agreement, dated April 23, 1999, by and among
           ACME Television Holdings, LLC, Alta Communications VI, L.P.,
           Alta Comm S by S, LLC, Alta Subordinated Debt Partners III,
           L.P., BancBoston Investments Inc., CEA Capital Partners USA,
           L.P., CEA Capital Partners USA CI, L.P., TCW Shared
           Opportunity Fund III, L.P., Shared Opportunity Fund IIB, LLC
           and TCW Leveraged Income Trust II, L.P.
10.43(10)  Form of Stockholder and Voting Agreement by and among ACME
           Communications Inc. and the parties on the signature pages thereto.
10.44(10)  Form of Voting Agreement by and among ACME Communications
           Inc. and the parties on the signature pages thereto.
10.45(11)  Second Amendment to Asset Purchase Agreement, dated November
           1, 1999, by and between ACME Television of New Mexico, LLC and Ramar Communications II, Ltd., with respect to
           television station KASY-TV, Santa Fe, New Mexico.
10.46(11)  Time Brokerage Agreement dated November 1, 1999, by and between Ramar Communications, II, Ltd. and ACME Television of New Mexico, LLC.
21.0(11)   Subsidiaries of Registrant.

---------------
  *  Filed herewith.

 (1) Incorporated by reference to the Registration Statement for ACME Intermediate Holdings, LLC on Form S-4, File No. 333-4027, filed on November 14, 1997.

 (2) Incorporated by reference to the Registration Statement for ACME Television, LLC on Form S-4, File No. 333-40281, filed on November 14, 1997.

 (3) Incorporated by reference to the Registration Statement for ACME Television, LLC on Form S-4/A, File No. 333-40281, filed on January 16, 1998

 (4) Incorporated by reference to ACME Intermediate Holdings LLC's Quarterly Report on Form 10-Q for the period ending March 31, 1998.

 (5) Incorporated by reference to ACME Intermediate Holdings LLC's Quarterly Report on Form 10-Q for the period ending June 30, 1998.

 (6) Incorporated by reference to ACME Intermediate Holdings LLC's Quarterly Report on Form 10-Q for the period ending September 30, 1998.

 (7) Incorporated by reference to ACME Intermediate Holdings LLC's Annual Report on Form 10-K for the for the year ended December 31, 1998.

 (8) Incorporated by reference to ACME Television Holdings LLC's Quarterly Report on Form 10-Q for the period ending March 31, 1999.

 (9) Incorporated by reference to ACME Intermediate Holdings LLC's Report on Form 8-K filed May 7, 1999.

(10) Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1, File No. 333-84191, filed on September 29, 1999.

(11) Incorporated by reference to ACME Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.