Form 10-Q
period 2001-03-31
ACME COMMUNICATIONS INC
filed 2001-05-11
CIK 1092013

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                ----------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     As of May 11, 2001, ACME Communications, Inc. had 16,750,000 shares of common stock outstanding.

================================================================================

                            ACME COMMUNICATIONS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

 ITEM
NUMBER                                                                                                    PAGE
------                                                                                                    ----

                                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          ACME Communications, Inc. and Subsidiaries

          Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000.........................    3

          Consolidated Statements of Operations for the Three Months Ended
          March 31, 2001 and March 31, 2000..............................................................    4

          Consolidated Statements of Stockholders' Equity for the Three Months Ended  March 31, 2001.....    5

          Consolidated Statements of Cash Flows for the Three Months Ended
          March 31, 2001 and March 31, 2000..............................................................    6

          Notes to Consolidated Financial Statements.....................................................    7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results Of Operations......................................................................    8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....................................   11

                                    PART II - OTHER INFORMATION

Item 1.   Legal Proceedings..............................................................................   11


Item 6.   Exhibits and Reports on Form 8-K...............................................................   11

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                              AS OF             AS OF
                                                                           DECEMBER 31,       MARCH 31,
                                                                              2000              2001
                                                                           ------------       ---------
                                                                                             (UNAUDITED)
                                                                                  (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents                                                 $  31,037         $  33,021
  Accounts receivable, net                                                     15,005            12,364
  Current portion of programming rights                                        12,477            12,270
  Prepaid expenses and other current assets                                     2,444             2,744
  Deferred income taxes                                                         1,139             1,140
                                                                            ---------         ---------
        Total current assets                                                   62,102            61,539
                                                                            =========         =========

Property and equipment, net                                                    29,471            30,144
Programming rights, net of current portion                                     10,984             7,729
Intangible assets, net                                                        287,748           283,642
Other assets                                                                    9,140             8,925
                                                                            ---------         ---------
                     Total assets                                           $ 399,445         $ 391,979
                                                                            =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                          $   7,337         $   7,051
  Accrued liabilities                                                           9,354            14,470
  Current portion of programming rights payable                                12,108            11,091
  Current portion of obligations under lease                                    2,271             2,311
                                                                            ---------         ---------
        Total current liabilities                                              31,070            34,923
                                                                            =========         =========

Programming rights payable, net of current portion                             10,205             7,744
Obligations under lease, net of current portion                                 7,258             6,664
Other liabilities                                                                 250               252
Deferred income taxes                                                          15,614            12,279
10 7/8% senior discount notes                                                 175,000           175,000
12% senior secured notes                                                       54,722            56,523
                                                                            ---------         ---------
          Total liabilities                                                   294,119           293,385
                                                                            =========         =========

Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized, no
        shares issued and outstanding                                              --                --
   Common stock, $.01 par value; 16,750,000 shares issued
        and outstanding                                                           168               168
   Additional paid-in capital                                                 130,808           130,940
   Accumulated deficit                                                        (25,650)          (32,542)
                                                                            ---------         ---------
           Total stockholders' equity                                         105,326            98,566
                                                                            ---------         ---------
                     Total liabilities and stockholders' equity             $ 399,445         $ 391,951
                                                                            =========         =========


See the notes to the consolidated financial statements

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                FOR THE THREE MONTHS ENDED
                                                         MARCH 31,
                                             ---------------------------------
                                                 2000                 2001
                                             ------------         ------------
                                                       (IN THOUSANDS)

Net revenues                                 $     16,218         $     16,481

Operating expenses:
   Station operating expenses                      12,655               13,585
   Depreciation and amortization                    5,444                5,223
   Corporate expenses                                 908                  965
   Equity-based compensation                          132                  132
                                             ------------         ------------
            Operating loss                         (2,921)              (3,424)

Other income (expenses):
   Interest income                                    297                  430
   Interest expense                                (6,356)              (7,144)
   Other expense                                       (1)                 (49)
                                             ------------         ------------
Loss before income taxes                           (8,981)             (10,187)
Income tax benefit                                  2,791                3,295
                                             ------------         ------------
            Net loss                         $     (6,190)        $     (6,892)
                                             ============         ============

Net loss per share, basic and diluted        $      (0.37)        $      (0.41)
                                             ============         ============

Basic and diluted weighted average
   common shares outstanding                   16,750,000           16,750,000
                                             ============         ============


See the notes to the consolidated financial statements.

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                COMMON STOCK          ADDITIONAL                         TOTAL
                                             -------------------       PAID-IN       ACCUMULATED      STOCKHOLDERS'
                                             SHARES       AMOUNT       CAPITAL         DEFICIT           EQUITY
                                             ------       ------      ----------     -----------      -------------

Balance at December 31, 2000                 16,750        $168        $130,808        $(25,650)         $105,326
    Equity-based compensation                    --          --             132              --               132
    Net loss                                     --          --              --          (6,892)           (6,892)
                                             ------        ----        --------        --------          --------
Balance at March 31, 2001 (unaudited)        16,750        $168        $130,940        $(32,542)         $ 98,566
                                             ======        ====        ========        ========          ========


See the notes to the consolidated financial statements.

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       FOR THE THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                       --------------------------
                                                                         2000             2001
                                                                       --------         --------
                                                                             (IN THOUSANDS)

Cash flows from operating activities:
     Net loss                                                          $ (6,190)        $ (6,892)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                        5,444            5,223
     Amortization of program rights                                       2,949            3,515
     Amortization of debt issuance costs                                    280              387
     Amortization of discount on 10 7/8% senior discount notes            4,280               --
     Amortization of discount on 12% senior secured notes                 1,579            1,801
     Equity-based compensation                                              132              132
     Deferred taxes                                                      (2,791)          (3,335)
Changes in assets and liabilities:
     Decrease in accounts receivables, net                                1,964            2,641
     (Increase) decrease in prepaid expenses                                141             (300)
     Increase in other assets                                            (1,143)            (172)
     Increase (decrease) in accounts payable                                273             (286)
     Increase (decrease) in accrued expenses                             (4,402)           5,143
     Payments for programming rights                                     (2,988)          (3,531)
     Increase (decrease) in other liabilities                              (210)               2
                                                                       --------         --------

          Net cash provided by (used in) operating activities              (682)           4,328

Cash flows from investing activities:
     Purchase of property and equipment                                  (1,193)          (1,790)
     Purchases of and deposits for station interests                       (322)              --
                                                                       --------         --------

          Net cash used in investing activities                          (1,515)          (1,790)

Cash flows from financing activities:
     Payments on capital lease facilities                                  (389)            (554)
                                                                       --------         --------

          Net cash used in financing activities                            (389)            (554)

     Net increase (decrease) in cash                                     (2,586)           1,984
     Cash at beginning of period                                         23,846           31,037
                                                                       --------         --------

     Cash at end of period                                             $ 21,260         $ 33,021
                                                                       ========         ========
Cash Payments for:
          Interest                                                     $    212         $    258
          Taxes                                                        $    181         $    157
                                                                       ========         ========
Non-Cash Transactions:
          Program rights in exchange for program rights payable        $    586         $     53
                                                                       ========         ========


See the notes to the consolidated financial statements.

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 2001


(1)  FORMATION AND DESCRIPTION OF THE BUSINESS

FORMATION

     ACME Communications, Inc. (the "Company") was formed on July 23, 1999, in preparation for and in conjunction with an initial public offering of its stock.

     On September 27, 1999, the Board of Advisors of ACME Television Holdings, LLC and its members and the Board of Directors of the Company and its stockholder approved a merger and reorganization (the "Reorganization"), whereby the Company became the direct parent of ACME Television Holdings. As a result of the Reorganization, the Company is the ultimate parent of ACME Intermediate Holdings, LLC, ("ACME Intermediate") and its wholly-owned subsidiary ACME Television, LLC. All transactions contemplated as part of The Reorganization closed on October 5, 1999.

DESCRIPTION OF THE BUSINESS

     ACME Communications is a holding company with no independent operations other than its indirect wholly-owned subsidiary, ACME Television. ACME Television, through its wholly-owned subsidiaries, owns and operates the following ten commercially licensed broadcast television stations located throughout the United States:

                                                                            NETWORK
STATION    CHANNEL                     MARKET                   RANK      AFFILIATION
-------    -------                     ------                   ----      -----------

KPLR          11       St. Louis, MO                             22           WB
KWBP          32       Portland, OR                              23           WB
KUWB          30       Salt Lake City, UT                        36           WB
KWBQ          19       Albuquerque-Santa Fe, NM                  50           WB
KASY          50       Albuquerque-Santa Fe, NM                  50          UPN
WBXX          20       Knoxville, TN                             56           WB
WTVK          46       Ft. Myers-Naples, FL                      63           WB
WBDT          26       Dayton, OH                                69           WB
WIWB          14       Green Bay-Appleton, WI                    81           WB
WBUI          23       Champaign-Springfield-Decatur, IL         83           WB

(2) PRESENTATION OF INTERIM FINANCIAL STATEMENTS

     Unless the context requires otherwise, references to the Company refer to ACME Communications, Inc and its wholly-owned subsidiaries. Segment information is not presented because all of the Company's revenues are attributed to a single reportable segment -- television broadcasting.

     The accompanying consolidated financial statements for the three months ended March 31, 2001 and 2000 are unaudited and have been prepared in accordance with the generally accepted accounting principles in the United States of America, the instructions to this Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position and the results of operations, and cash flows for these periods. As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financials statements do not include all disclosures and footnotes normally included with annual consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2001. The results of operations presented in the accompanying financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

     Stock options outstanding amounting to 3,260,391 shares at March 31, 2001, were not included in the computation of diluted EPS because to do so would have been antidilutive.

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

RESULTS OF OPERATIONS

     The following table sets forth our calculation of broadcast cash flow and adjusts EBITDA along with a summary of our statement of cash flow data for the periods indicated:

OTHER OPERATING DATA:                          THREE MONTHS ENDED
                                                    MARCH 31,
                                            ------------------------
                                             2000             2001
                                            -------          -------
Broadcast cash flow and adjusted EBITDA(1):        (UNAUDITED)

   Operating loss                           $(2,921)         $(3,424)
   Add back:
      Equity-based compensation                 132              132
      Depreciation and amortization           5,444            5,223
      Amortization of program rights          2,949            3,515
      Corporate expenses                        908              965
      Adjusted program payments(1)           (2,935)          (3,522)
                                            -------          -------
            Broadcast cash flow               3,577            2,889
   Less:
      Corporate expenses                        908              965
                                            -------          -------
            Adjusted EBITDA                 $ 2,669          $ 1,924

Broadcast cash flow margin(1)                  22.1%            17.5%
Adjusted EBITDA margin(1)                      16.5%            11.7%

CASH FLOWS PROVIDED BY (USED IN):                  (Unaudited)
     Operating activities                   $  (682)         $ 4,328
     Investing activities                   $(1,515)         $(1,790)
     Financing activities                   $  (389)         $  (554)

----------

(1)  We define:

     o broadcast cash flow as operating income, plus equity-based compensation, depreciation and amortization, time brokerage fees, amortization of program rights, and corporate expenses, less program payments -- the latter as adjusted to reflect reductions for liabilities relating to expired rights or rights which have been written-off in connection with acquisitions;

     o    adjusted EBITDA as broadcast cash flow less corporate expenses;

     o broadcast cash flow margin as broadcast cash flow as a percentage of net revenues; and

     o adjusted EBITDA margin as adjusted EBITDA as a percentage of net revenues.

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


QUARTER ENDED MARCH 31, 2001 VS MARCH 31, 2000

     Net revenues increased 2% to $16.5 million for the first quarter of 2001 compared to $16.2 million for the same period a year ago. This significantly slower rate of revenue growth compared to recent quarters reflects the adverse impact of the overall soft economy and specifically the lower demand from advertisers that the broadcast industry has been experiencing since the fall of 2000.

     Station operating expenses increased 7% to $13.6 million for first three months of 2001 compared to $12.7 million for the same period a year ago, reflecting our continued investment in programming, staffing and sales related costs.

     Depreciation and amortization decreased 4% to $5.2 million in the first quarter of 2001 compared to $5.4 million in the same period a year ago. This decrease relates primarily to the sale of the studio building in St. Louis in June 2000 and the several assets acquired in 1997 with our station in Portland reaching full depreciation in the fourth quarter of 2000.

     Corporate expenses increased 6% to $965,000 for the first quarter of 2001 as compared to $908,000 for the same period a year ago due to increased salary costs and an increase in professional fees.

     Equity-based compensation of $132,000 in the first quarter of 2001 and 2000 relate to stock options issued upon the conversion of our long-term incentive plan awards during our IPO in September of 1999. These options were issued at a price below market value at the date of grant and therefore generate compensation expense over the life of the option.

     Interest expense increased to $7.1 million in the first quarter of 2001 compared to $6.4 million in the same period a year ago. This increase is primarily due to the increased interest expense on higher accreted principal balances for both our 10 7/8% senior discount and our 12% senior secured notes.

     The Company recorded a net income tax benefit of $3.3 million during the first quarter compared to a benefit of $2.8 million in the corresponding quarter of 2000. The tax benefit relates to the losses generated during the period reduced by goodwill amortization of approximately $1.2 million that is not deductible for tax purposes.

     Broadcast cash flow for the first quarter decreased 19% to $2.9 million compared to $3.6 million in the same period a year ago. This decrease was the result of our slower revenue growth during the current quarter coupled with our continued investment in programming, staffing and sales related costs.

     Adjusted EBITDA decreased to $1.9 million for the first quarter of 2001 compared to $2.7 million adjusted EBITDA for the first quarter of 2000. This decrease reflects our decreased broadcast cash flow coupled with our increased corporate overhead expenses. Corporate overheads represent approximately 5.9% of net revenues in the first quarter of 2001, as compared to the first quarter of 2000, when corporate overheads represented 5.6% of net revenues.

     The Company's net loss for the first quarter was $6.9 million compared to a net loss for the first quarter of 2000 of $6.2 million. This $700,000 increase in the Company's net loss is attributable to our increased operating loss and increased interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow provided by operating activities was $4.3 million for the three months ended March 31, 2001 compared to cash flow used in operating activities of $682,000 for the first three months of 2000. This increase is related primarily to the first quarter 2000 payment of $2.7 million in non-recurring IPO bonuses coupled with higher collections of accounts receivable and lower payments of accrued expenses during the first quarter of 2001 as compared to 2000.

     Cash flow used in investing activities during the first three months of 2001 was $1.8 million compared to $1.5 million used during the first three months of 2000. The $300,000 increase is attributable to the purchases of broadcast and other equipment while we continue to improve technical facilities at our stations.

     Cash flow used in financing activities of $554,000 for the first three months of 2001 an increase of $165,000 over 2000, all of which relates to increased payments on our capital lease facilities.

     The Company's revolving credit facility allows for borrowings up to $30.0 million, dependent upon our meeting certain financial tests. All $30.0 million was available as of March 31, 2001. The revolving credit facility allows borrowings to be used to fund future acquisitions of broadcast stations and for general corporate purposes. At March 31, 2001 there were no borrowings outstanding under the agreement. We do not expect to meet certain of the financial tests for the second quarter 2001 and, due to uncertain economic conditions affecting advertiser demand, we cannot predict whether we will be able to meet such tests during the remainder of the year. We intend to request an amendment to these financial tests. Without such an amendment or a waiver, we may not be able to borrow under this facility.

     The Company also has a capital lease facility which can be drawn against in the aggregate amount of $4 million, all of which is available for draw down as of March 31, 2000. This lease commitment expires on June 30, 2001. Borrowings under this and previous lease facilities are generally repaid over five years. As of March 31, 2001, amounts due under the facilities were $9.0 million bearing an implicit average interest rate of 8.91% per annum. At March 31, 2000, amounts due under this and predecessor facilities were $7.0 million and bore the implicit average interest rate of 9.30%.

     Effective October 1, 2000, the Company's $175 million 10 7/8% Senior Discount Notes due September 30, 2004 began accruing cash interest. The interest payment on these notes amounts to approximately $9.5 million every six months, with the first payment due on March 31, 2001. Since this first payment date fell on a Saturday, the payment was made on Monday, April 2, 2001.

     At March 31, 2001, the Company had $33.0 million of cash and working capital of $26.6 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's revolving credit facility has a variable interest rate. Accordingly, the Company's interest expense could be materially affected by future fluctuations in the applicable interest rate. At March 31, 2001, the Company had no borrowings under the revolving credit facility.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS.

     None.

     (b) REPORTS ON FORM 8-K

     The Company has not filed a Current Report on Form 8-K within the three-month period ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ACME Communications, Inc.


Date: May 11, 2001                        By: /s/ THOMAS ALLEN
                                              ----------------------------------
                                                  Thomas Allen
                                                  Executive Vice President / CFO
                                                  (Principal accounting officer)