Form 10-Q/A
period 2001-03-31
ACME COMMUNICATIONS INC
filed 2001-05-22
CIK 1092013

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

                            ACME COMMUNICATIONS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

ITEM
NUMBER                                                                                                   PAGE
------                                                                                                   ----

                                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         ACME Communications, Inc. and Subsidiaries

         Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000.........................    4

         Consolidated Statements of Operations for the Three Months Ended
         March 31, 2001 and March 31, 2000..............................................................    5

         Consolidated Statements of Stockholders' Equity for the Three Months Ended  March 31, 2001.....    6

         Consolidated Statements of Cash Flows for the Three Months Ended
         March 31, 2001 and March 31, 2000..............................................................    7

         Notes to Consolidated Financial Statements.....................................................    8

ACME Communications, Inc. hereby amends its Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, initially filed with the Securities and Exchange Commission on May 11, 2001, by correcting a typographical error in the March 31, 2001 balance of the accrued liabilities on the Balance Sheet in Item 1 of Part 1 thereof. There are no other revisions or restatements to our original filing made through this amended filing.

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              AS OF             AS OF
                                                                           DECEMBER 31,       MARCH 31,
                                                                              2000              2001
                                                                           ------------       ---------
                                                                                              (UNAUDITED)
                                                                                   (IN THOUSANDS)

ASSETS
Current assets:
  Cash and cash equivalents                                                 $  31,037         $  33,021
  Accounts receivable, net                                                     15,005            12,364
  Current portion of programming rights                                        12,477            12,270
  Prepaid expenses and other current assets                                     2,444             2,744
  Deferred income taxes                                                         1,139             1,140
                                                                            ---------         ---------
        Total current assets                                                   62,102            61,539

Property and equipment, net                                                    29,471            30,144
Programming rights, net of current portion                                     10,984             7,729
Intangible assets, net                                                        287,748           283,642
Other assets                                                                    9,140             8,925
                                                                            ---------         ---------
                     Total assets                                           $ 399,445         $ 391,979
                                                                            =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                          $   7,337         $   7,051
  Accrued liabilities                                                           9,354            14,498
  Current portion of programming rights payable                                12,108            11,091
  Current portion of obligations under lease                                    2,271             2,311
                                                                            ---------         ---------
        Total current liabilities                                              31,070            34,951

Programming rights payable, net of current portion                             10,205             7,744
Obligations under lease, net of current portion                                 7,258             6,664
Other liabilities                                                                 250               252
Deferred income taxes                                                          15,614            12,279
10 7/8% senior discount notes                                                 175,000           175,000
12% senior secured notes                                                       54,722            56,523
                                                                            ---------         ---------
          Total liabilities                                                   294,119           293,413
                                                                            ---------         ---------

Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized, no
        shares issued and outstanding                                              --                --
   Common stock, $.01 par value; 16,750,000 shares issued and
         and outstanding                                                          168               168
   Additional paid-in capital                                                 130,808           130,940
   Accumulated deficit                                                        (25,650)          (32,542)
                                                                            ---------         ---------
           Total stockholders' equity                                         105,326            98,566
                                                                            ---------         ---------

                     Total liabilities and stockholders' equity             $ 399,445         $ 391,979
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

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)


                                                  COMMON STOCK          ADDITIONAL                        TOTAL
                                             ---------------------       PAID-IN        ACCUMULATED    STOCKHOLDERS'
                                             SHARES         AMOUNT       CAPITAL          DEFICIT         EQUITY
                                             ------         ------      ----------      -----------    -------------

Balance at December 31, 2000                 16,750          $168        $130,808        $(25,650)      $ 105,326
    Equity-based compensation                    --            --             132              --             132
    Net loss                                     --            --              --          (6,892)         (6,892)
                                             ------          ----        --------        ---------      ---------
Balance at March 31, 2001 (unaudited)        16,750          $168        $130,940        $(32,542)      $  98,566
                                             ======          ====        ========        =========      =========


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

    The accompanying consolidated financial statements for the three months ended March 31, 2001 and 2000 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to this Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position and the results of operations, and cash flows for these periods. As permitted under the applicable rules and regulations of the Securities and Exchange

Commission, these financials statements do not include all disclosures and footnotes normally included with annual consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2001. The results of operations presented in the accompanying financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

                                         ACME Communications, Inc.



Date: May 18, 2001                       By: /s/ THOMAS ALLEN
                                             -----------------------------------
                                                 Thomas Allen
                                                 Executive Vice President/CFO
                                                 (Principal accounting officer)