Form 10-Q
period 2001-06-30
ACME COMMUNICATIONS INC
filed 2001-08-14
CIK 1092013

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

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 13, 2001, ACME Communications, Inc. had 16,750,000 shares of common stock outstanding.

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
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        ACME Communications, Inc. and Subsidiaries

        Consolidated Balance Sheets as of June 30, 2001 and
        December 31, 2000.................................................    3

        Consolidated Statements of Operations for the Three Months
        and Six Months Ended June 30, 2001 and  June 30, 2000.............    4

        Consolidated Statements of Stockholders' Equity for the
        Six Months Ended June 30, 2001....................................    5

        Consolidated Statements of Cash Flows for the Six Months
        Ended June 30, 2001 and June 30, 2000.............................    6

        Notes to Consolidated Financial Statements........................    7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results Of Operations.........................................    8

Item 3. Quantitative and Qualitative Disclosures About Market Risk........   13

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................   13

Item 6. Exhibits and Reports on Form 8-K..................................   13

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                             AS OF        AS OF
                                                          DECEMBER 31,   JUNE 30,
                                                              2000         2001
                                                          ------------  -----------
                                                                        (UNAUDITED)
                                                               (IN THOUSANDS)
ASSETS

Current assets:
  Cash and cash equivalents                                $  31,037     $  25,536
  Accounts receivable, net                                    15,005        14,930
  Current portion of programming rights                       12,477        11,016
  Prepaid expenses and other current assets                    2,444         2,729
  Deferred income taxes                                        1,139         1,139
                                                           ---------     ---------
        Total current assets                                  62,102        55,350

Property and equipment, net                                   29,471        30,124
Programming rights, net of current portion                    10,984         7,283
Intangible assets, net                                       287,748       279,554
Other assets                                                   9,140         8,581
                                                           ---------     ---------
        Total assets                                       $ 399,445     $ 380,892
                                                           =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                         $   7,337     $   6,812
  Accrued liabilities                                          9,354         9,847
  Current portion of programming rights payable               12,108         9,638
  Current portion of obligations under lease                   2,271         2,806
                                                           ---------     ---------
        Total current liabilities                             31,070        29,103

Programming rights payable, net of current portion            10,205         7,531
Obligations under lease, net of current portion                7,258         8,640
Other liabilities                                                250           265
Deferred income taxes                                         15,614         9,459
10 7/8% senior discount notes                                175,000       175,000
12% senior secured notes                                      54,722        58,446
                                                           ---------     ---------
        Total liabilities                                    294,119       288,444
                                                           ---------     ---------

Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized, no shares issued and outstanding                  --            --
  Common stock, $.01 par value; 16,750,000 shares
    issued and outstanding                                       168           168
   Additional paid-in capital                                130,808       131,073
   Accumulated deficit                                       (25,650)      (38,793)
                                                           ---------     ---------
        Total stockholders' equity                           105,326        92,448
                                                           ---------     ---------
            Total liabilities and stockholders' equity     $ 399,445     $ 380,892
                                                           =========     =========

See the notes to the consolidated financial statements.

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                   JUNE 30,                          JUNE 30,
                                         -----------------------------     -----------------------------
                                             2000             2001             2000             2001
                                         ------------     ------------     ------------     ------------
Net revenues                             $     19,169     $     18,895     $     35,387     $     35,376

Operating expenses:
   Station operating expenses                  13,922           14,431           26,577           28,016
   Depreciation and amortization                4,976            5,174           10,420           10,397
   Corporate                                      989            1,046            1,897            2,011
   Equity-based compensation                      133              133              265              265
                                         ------------     ------------     ------------     ------------
            Operating loss                       (851)          (1,889)          (3,772)          (5,313)

Other income (expenses):
   Interest income                                328              272              625              702
   Interest expense                            (6,716)          (7,314)         (13,072)         (14,458)
   Gain (loss) on sale of assets, net           1,511              (10)           1,511              (10)
   Other expense                                   (3)             (46)              (4)             (95)
                                         ------------     ------------     ------------     ------------
Loss before income taxes                       (5,731)          (8,987)         (14,712)         (19,174)
Income tax benefit                              1,546            2,736            4,337            6,031
                                         ------------     ------------     ------------     ------------
            Net loss                     $     (4,185)    $     (6,251)    $    (10,375)    $    (13,143)
                                         ============     ============     ============     ============


Net loss per share, basic and diluted    $      (0.25)    $      (0.37)    $      (0.62)    $      (0.78)
                                         ============     ============     ============     ============

Basic and diluted weighted average
   common shares outstanding               16,750,000       16,750,000       16,750,000       16,750,000
                                         ============     ============     ============     ============

See the notes to the consolidated financial statements.

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                            COMMON STOCK      ADDITIONAL                      TOTAL
                                          -----------------     PAID-IN       ACCUMULATED   STOCKHOLDERS'
                                          SHARES     AMOUNT     CAPITAL        DEFICIT        EQUITY
                                          ------     ------   ----------     -----------   -------------
Balance at December 31, 2000              16,750      $168      $130,808      $(25,650)      $ 105,326
     Equity-based compensation                --        --           265            --             265
     Net loss                                 --        --            --       (13,143)        (13,143)
                                          ------      ----      --------      --------       ---------
Balance at June 30, 2001 (unaudited)      16,750      $168      $131,073      $(38,793)      $  92,448
                                          ======      ====      ========      ========       =========


See the notes to the consolidated financial statements.

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              FOR THE SIX MONTHS
                                                                ENDED JUNE 30,
                                                             --------------------
                                                               2000        2001
                                                             --------    --------
                                                                (IN THOUSANDS)
Cash flows from operating activities:
  Net loss                                                   $(10,375)   $(13,143)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                              10,420      10,397
    Amortization of program rights                              6,347       7,076
    Amortization of debt issuance costs                           595         796
    Amortization of discount on 10 7/8%
      senior discount notes                                     8,793          --
    Amortization of discount on 12% senior secured notes        3,265       3,724
    Equity-based compensation                                     265         265
    Deferred taxes                                             (4,337)     (6,031)
    (Gain) loss on sale of assets, net                         (1,511)         10

Changes in assets and liabilities:
  (Increase) decrease in accounts receivables, net               (697)         75
  Increase in prepaid expenses                                    (48)       (285)
  Increase in other assets                                       (720)       (200)
  Increase (decrease) in accounts payable                       1,259        (525)
  Increase (decrease) in accrued liabilities                   (4,043)        386
  Payments for programming rights                              (6,130)     (7,060)
  Decrease in other liabilities                                  (104)         --
                                                             --------    --------
    Net cash provided by (used in) operating activities         2,979      (4,515)

Cash flows from investing activities:
  Purchase of property and equipment                           (4,293)     (3,082)
  Proceeds from sale of assets                                  2,634         230
  Purchases of and deposits for station interests                (221)        (51)
                                                             --------    --------

    Net cash used in investing activities                      (1,880)     (2,903)

Cash flows from financing activities:
  Capital lease obligations                                        --       2,966
  Payments on capital lease obligations                          (776)     (1,049)
                                                             --------    --------

    Net cash provided by (used in) financing activities          (776)      1,917

    Net increase (decrease) in cash                               323      (5,505)
    Cash at beginning of period                                23,846      31,037
                                                             --------    --------
    Cash at end of period                                    $ 24,169    $ 25,536
                                                             ========    ========
Cash Payments for:
  Interest                                                   $    212    $ 10,021
  Taxes                                                      $    197    $    244
                                                             ========    ========
Non-Cash Transactions:
  Program rights in exchange for program rights payable      $  1,489    $  1,914
                                                             ========    ========

See the notes to the consolidated financial statements.

                   ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 2001

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

     The accompanying consolidated financial statements for the three and six month periods ended June 30, 2001 and 2000 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to this Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position and the results of operations, and cash flows for these periods. As permitted under the applicable rules and regulations of the Securities and Exchange Commission

("SEC"), these consolidated financials statements do not include all disclosures and footnotes normally included with annual consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 30, 2001. The results of operations presented in the accompanying consolidated financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

(3) LOSS PER COMMON SHARE

     The Company calculates loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 requires a presentation of basic earnings per share ("EPS") and diluted EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. In calculating diluted EPS, no potential shares of common stock are to be included in the computation when a loss from continuing operations available to common stockholders exists. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures.

     Stock options outstanding amounting to 3,206,391 shares at June 30, 2001, were not included in the computation of diluted EPS because to do so would have been antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this report on Form 10-Q.

FORWARD-LOOKING STATEMENTS

     This report includes forward-looking statements. In addition, when used in this report, the words "believe," "may," "expects," "anticipates," "will," "intend" and any similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially and adversely from those described in the forward-looking statements as a result of various important factors, including (but not limited to) the impact of changes in national and regional economies, our ability to service our outstanding debt, or to borrow in the future, pricing fluctuations in local and national advertising, volatility in programming costs, the effects of governmental regulation of broadcasting and the other risk factors set forth in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2001 and the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission on September 29, 1999 pursuant to the Securities Act of 1933. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

RESULTS OF OPERATIONS

     The following table sets forth our calculation of broadcast cash flow and adjusted EBITDA along with a summary of our statement of cash flow data for the periods indicated:

OTHER OPERATING DATA:

                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                JUNE 30,                    JUNE 30,
                                         ---------------------       -----------------------
                                           2000          2001          2000           2001
                                         -------       -------       --------       --------
                                              (Unaudited)                 (Unaudited)
Broadcast cash flow and adjusted
  EBITDA(1):

   Operating loss                        $  (851)      $(1,889)      $ (3,772)       $(5,313)
   Add back:
      Equity-based compensation              133           133            265            265
      Depreciation and amortization        4,976         5,174         10,420         10,397
      Amortization of program rights       3,398         3,561          6,347          7,076
      Corporate expenses                     989         1,046          1,897          2,011
      Adjusted program payments (1)       (3,195)       (3,538)        (6,130)        (7,060)
                                         -------       -------       --------        -------
            Broadcast cash flow            5,450         4,487          9,027          7,376
   Less:
      Corporate expenses                     989         1,046          1,897          2,011
                                         -------       -------       --------        -------
            Adjusted EBITDA              $ 4,461       $ 3,441       $  7,130        $ 5,365

Broadcast cash flow margin (1)              28.4%         23.7%          25.5%          20.9%
Adjusted EBITDA margin (1)                  23.3%         18.2%          20.1%          15.2%

CASH FLOWS PROVIDED BY (USED IN):                                         (Unaudited)
     Operating activities                                             $ 2,979        $(4,519)
     Investing activities                                             $(1,880)       $(2,903)
     Financing activities                                             $  (776)       $ 1,917

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

QUARTER AND SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

     Net revenues for the second quarter of 2001 decreased 1% to $18.9 million compared to $19.2 million for the same period a year ago while the six-month year-to-date net revenues were $35.4 million for both 2000 and 2001. The slight decrease for the quarter and the zero growth for the six-month periods reflect the net effect of ratings and revenue growth at most of our stations, offset by the adverse impact of continued lower advertising demand.

     Station operating expenses increased 4% to $14.4 million for the second quarter of 2001 compared to $13.9 million for the same period a year ago and increased 5% to $28.0 million for the six months ended June 30, 2001 compared with $26.6 million for June 30, 2000. These increases reflect our increased programming, staffing and sales related costs at most of our developing stations (all stations except KPLR in St. Louis).

     Depreciation and amortization increased 4% to $5.2 million in the second quarter of 2001 compared to $5.0 million in the same period a year ago. This increase reflects our continued investment in improved transmission and studio equipment for our stations, including costs associated with the transition to digital broadcast required by the Federal Communications Commission to be completed for all of our stations by May 2002. Depreciation and amortization expense remained flat at $10.4 million for both the six-month periods reflecting the sale of two buildings in June 2000 offset by the increased expenditures in the second half of 2000 and the first half of 2001.

     Corporate expenses increased 6% for both the quarter and year-to-date periods ended June 30 2001 as compared to the corresponding 2000 periods. Second quarter corporate expenses increased $57,000 to $1,046,000 for 2001 as compared to $989,000 for the same period a year ago while the year-to-date expenses increased $100,000 to $2.0 million from $1.9 million for the same period in 2000. The increased expenses are due to an increase in salary costs and professional fees.

     Equity-based compensation of $133,000 in the second quarter and $265,000 for the six months of 2001 and 2000 relate to stock options issued upon the conversion of our long-term incentive plan awards during our IPO in September of 1999. These options were issued at a price below market value at the date of grant and therefore generate compensation expense over the life of the option.

     Interest expense increased to $7.3 million in the second quarter of 2001 compared to $6.7 million in the same period a year ago. On a year-to-date basis, interest expense increased 11% or $1.4 million to $14.5 million from the $13.1 million June 2000 expense. These increases are primarily due to the increased interest expense on higher accreted principal balances for both our 10-7/8% senior discount and our 12% senior secured notes, along with increased interest related to higher capital least obligations compared to a year ago.

     The Company recorded an income tax benefit of $2.7 million during the second quarter compared to a benefit of $1.5 million in the corresponding quarter of 2000. For the six-month period ended in June the tax benefit was $6.0 million compared to $4.3 million in 2000. The increased tax benefits relate to increased losses during both periods as compared to the comparable periods of 2000. Goodwill amortization that is not deductible for tax purposes was approximately $1.4 million for quarter and $2.8 million for the six-month period for both years.

     Broadcast cash flow (as defined) decreased 18% for both the second quarter and the six-month period ended June 2001 as compared to the same periods a year ago. This decrease was primarily the result of our continued investment in our developing stations. This investment consists of increased program costs and sales related expenses.

     Adjusted EBITDA (as defined) decreased 23% to $3.4 million for the second quarter of 2001 compared to $4.5 million for the second quarter of 2000 and decreased 25% to $5.4 million from $7.1 million for the six month periods ended June 30, 2001 and 2000. These decreases were a result of lower broadcast cash flow and slightly higher corporate expenses for both the second quarter and the six-month period compared to the year earlier periods.

     The Company's net loss for the second quarter was $6.3 million, a 49% increase as compared to a net loss of $4.2 million for the second quarter of 2000. For the six-month period, our net loss increased 27% to $13.1 million as compared to a $10.4 million loss for the comparable period of 2000. The increase in both the Company's second quarter and six-month net losses is attributable to reduced adjusted EBITDA, increased interest expense and increased depreciation and amortization expense. In addition, the Company's 2000 six-month net loss also included a gain of $1.5 million related to the sale of our studio building in St. Louis.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow used in operating activities was $4.5 million for the six months ended June 30, 2001 compared to cash flow provided by operating activities of $3.0 million for the second six months of 2000. This $7.5 million decrease in cash flow relates primarily to the second quarter 2001 payment of $9.5 million in interest on our 10 7/8% senior discount notes and decreased adjusted EBITDA in 2001, net of the $3.0 million in non-recurring IPO bonuses paid to the founding executives in the first six months of 2000.

     Cash flow used in investing activities during the second six months of 2001 was $2.9 million compared to $1.9 million used during the second six months of 2000. This increase reflects the approximately $1.4 million decrease in purchases of property, equipment and station interests offset by the decrease in proceeds from the sale of assets of approximately $2.4 million between the second quarter of 2000 and 2001.

     Cash flow provided by financing activities was $1.9 million for the second six months of 2001, as compared to cash flow used in financing activities of $776,000 in 2000 reflects the addition of capital leases during the second quarter of 2001 offset by the payments on capital leases, which increased by $273,000 over the same period of 2000.

     ACME Television's revolving credit facility allows for borrowings up to $30.0 million, dependent upon our meeting certain financial tests. A prerequisite for borrowing on the facility is that ACME Communications contribute up to $13.2 million in cash or other assets to ACME Television. All $30.0 million was available as of June 30, 2001. The revolving credit facility allows borrowings to be used to fund future acquisitions of broadcast stations and for general corporate purposes. At June 30, 2001 there were no borrowings outstanding under the facility. In June 2001, we amended the credit agreement, including certain financial tests for the second and third quarters of 2001. Due to continuing weak economic conditions, we do not expect to meet certain of the financial tests for the fourth quarter 2001. We intend to request an amendment or a waiver to these financial tests. Without such an amendment or a waiver, we may not be able to borrow under this facility. In such case, the Company anticipates that it would be able to establish a replacement credit facility. Any such replacement may have terms less favorable than the terms of our current facility.

     Borrowings under lease obligations are generally repaid over five years. As of June 30, 2001, amounts due under these facilities were $11.4 million bearing an implicit average interest rate of 8.50% per annum. At June 30, 2000, amounts due under the facilities were $6.6 million and bore the implicit average interest rate of 8.95%.

     Effective October 1, 2000, the Company's $175 million 10 7/8% Senior Discount Notes due September 30, 2004 began accruing cash interest. The interest payment on these notes amounts to approximately $9.5 million every six months, with our next payment due on September 30, 2001.

     At June 30, 2001, the Company had $25.5 million of cash and working capital of $26.2 million.

     The Company believes that existing cash balances and funds generated from operations will be sufficient to satisfy the Company's cash requirements for its existing operations for at least the next twelve months. The Company expects that additional liquidity will be provided by amounts available under its existing credit facility or replacement credit facility or amounts available under capital lease facilities we are currently negotiating. The Company expects that any future acquisitions of television stations would be financed through these same sources and, if necessary, through additional debt and/or equity financing. However, there is no guarantee that such additional debt and/or equity will be available or available at terms acceptable to the Company.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that must be met before intangible assets acquired in a purchase method business combination can be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, tested for impairment (at least annually) in accordance with the provisions of Statement
142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of.

     The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

     Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

     As of the proposed date of adoption, January 1, 2002, the Company expects to have unamortized goodwill in the amount of $107.1 million and unamortized identifiable intangible assets in the amount of $164.3 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill and intangible assets was $16.4 million and $8.2 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. It is expected that the majority of the Company's intangible assets will qualify for an indefinite life and accordingly, there will be no amortization under Statement 142. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's revolving credit facility has a variable interest rate. Accordingly, the Company's interest expense could be materially affected by future fluctuations in the applicable interest rate. At June 30, 2001, the Company had no borrowings under the revolving credit facility.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS.

         Exhibit
         Number            Exhibit Description
         -------           -------------------

          10.1*    Eighth Amendment to Credit Agreement, dated March 31, 2001.

          10.2*    Ninth Amendment to Credit Agreement, dated June 29, 2001.

          10.3*    Restated and Amended Contribution Agreement, dated June 29,
                   2001.

          -----------
          * Filed herewith.


     (b) REPORTS ON FORM 8-K

     The Company has not filed a Current Report on Form 8-K within the three-month period ended June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ACME Communications, Inc.



Date: August 14, 2001                     By: /s/ THOMAS ALLEN
                                              ----------------------------------
                                                  Thomas Allen
                                                  Executive Vice President / CFO
                                                  (Principal accounting officer)

                                 EXHIBIT INDEX

Exhibit
Number                Exhibit Description
-------               -------------------

 10.1     Eighth Amendment to Credit Agreement, dated March 31, 2001.

 10.2     Ninth Amendment to Credit Agreement, dated June 29, 2001.

 10.3     Restated and Amended Contribution Agreement, dated June 29, 2001.