Form 10-Q
period 2001-09-30
ACME COMMUNICATIONS INC
filed 2001-11-14
CIK 1092013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-84191

ACME COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0866283 (I.R.S. Employer Identification No.)

2101 E. Fourth Street, Suite 202 A
Santa Ana, California, 92705
(714) 245-9499
(Address and Telephone number of Principal Executive Offices)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes No

         As of November 14, 2001, ACME Communications, Inc. had 16,750,000 shares of common stock outstanding.

ACME COMMUNICATIONS, INC.

FORM 10-Q

Item
Number		Page

	Part I — Financial Information

Item 1.	Financial Statements

	ACME Communications, Inc. and Subsidiaries

	Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000	3

	Consolidated Statements of Operations for the Three Months and Nine months Ended September 30, 2001 and September 30, 2000	4

	Consolidated Statements of Stockholders’ Equity for the Nine months Ended September 30, 2001	5

	Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2001 and September 30, 2000	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

	Part II — Other Information

Item 1.	Legal Proceedings	14

Item 6.	Exhibits and Reports on Form 8-K	14

ACME Communications, Inc. and Subsidiaries
Consolidated Balance Sheets

	As of	As of
	December 31,	September 30,
	2000	2001

		(Unaudited)
	(In thousands)
ASSETS Current assets:

Cash and cash equivalents	$31,037	$26,651

Accounts receivable, net	15,005	13,596

Current portion of programming rights	12,477	15,966

Prepaid expenses and other current assets	2,444	2,876

Deferred income taxes	1,139	1,139

Total current assets	62,102	60,228

Property and equipment, net	29,471	30,584

Programming rights, net of current portion	10,984	20,164

Intangible assets, net	287,748	275,452

Other assets	9,140	8,255

Total assets	$399,445	$394,683

LIABILITIES AND STOCKHOLDERS’ EQUITY Current liabilities:

Accounts payable	$7,337	$7,403

Accrued liabilities	9,354	13,759

Current portion of programming rights payable	12,108	15,338

Current portion of obligations under lease	2,271	2,846

Total current liabilities	31,070	39,346

Programming rights payable, net of current portion	10,205	19,669

Obligations under lease, net of current portion	7,258	7,906

Other liabilities	250	266

Deferred income taxes	15,614	6,279

10 7/8% senior discount notes	175,000	175,000

12% senior secured notes	54,722	60,370

Total liabilities	294,119	308,836

Stockholders’ equity:

Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—

Common stock, $.01 par value; 16,750,000 shares issued and outstanding	168	168

Additional paid-in capital	130,808	131,205

Accumulated deficit	(25,650)	(45,526)

Total stockholders’ equity	105,326	85,847

Total liabilities and stockholders’ equity	$399,445	$394,683

See the notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

Net revenues	$18,045	$16,693	$53,432	$52,069

Operating expenses:

Station operating expenses	12,804	13,237	39,381	41,253

Depreciation and amortization	5,230	5,217	15,650	15,614

Corporate	780	836	2,677	2,847

Equity-based compensation	132	132	397	397

Operating loss	(901)	(2,729)	(4,673)	(8,042)

Other income (expenses):

Interest income	405	229	1,030	931

Interest expense	(6,724)	(7,315)	(19,796)	(21,773)

Gain (loss) on sale of assets, net	—	—	1,511	(10)

Other expense	(1)	(51)	(5)	(146)

Loss before income taxes	(7,221)	(9,866)	(21,933)	(29,040)

Income tax benefit	926	3,133	5,263	9,164

Net loss	$(6,295)	$(6,733)	$(16,670)	$(19,876)

Net loss per share, basic and diluted	$(0.38)	$(0.40)	$(1.00)	$(1.19)

Basic and diluted weighted average common shares outstanding	16,750,000	16,750,000	16,750,000	16,750,000

See the notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity

(In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2000	16,750	$168	$130,808	$(25,650)	$105,326

Equity-based compensation	—	—	397	—	397

Net loss	—	—	—	(19,876)	(19,876)

Balance at September 30, 2001 (unaudited)	16,750	$168	$131,205	$(45,526)	$85,847

See the notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,

	2000	2001

	(In thousands)
Cash flows from operating activities:

Net loss	$(16,670)	$(19,876)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	15,650	15,614

Amortization of program rights	9,890	10,487

Amortization of debt issuance costs	911	940

Amortization of discount on 10 7/8% senior discount notes	13,305	—

Amortization of discount on 12% senior secured notes	4,951	5,648

Equity-based compensation	397	397

Deferred taxes	(5,263)	(9,334)

(Gain) loss on sale of assets, net	(1,511)	10

Changes in assets and liabilities:

Decrease in accounts receivables, net	1,122	1,409

(Increase) decrease in prepaid expenses	7	(432)

(Increase) decrease in other assets	(380)	16

Increase (decrease) in accounts payable	(401)	66

Increase (decrease) in accrued liabilities	(3,947)	4,416

Payments for programming rights	(9,328)	(10,486)

Increase (decrease) in other liabilities	(218)	28

Net cash provided by (used in) operating activities	8,515	(1,097)

Cash flows from investing activities:

Purchase of property and equipment	(6,457)	(4,653)

Proceeds from sale of assets	2,634	230

Purchases of and deposits for station interests	(826)	(89)

Net cash used in investing activities	(4,649)	(4,512)

Cash flows from financing activities:

Capital lease obligations	771	2,966

Payments on capital lease obligations	(1,110)	(1,743)

Net cash provided by (used in) financing activities	(339)	1,223

Net increase (decrease) in cash	3,527	(4,386)

Cash at beginning of period	23,846	31,037

Cash at end of period	$27,373	$26,651

Cash Payments for:

Interest	$209	$10,252

Taxes	$176	$205

Non-Cash Transactions:

Program rights in exchange for program rights payable	$6,006	$23,155

See the notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
For the Nine months ended September 30, 2000 and September 30, 2001

(1) Formation and Description of the Business

Formation

         ACME Communications, Inc. (the “Company”) was formed on July 23, 1999, in preparation for and in conjunction with an initial public offering of its stock.

         On September 27, 1999, the Board of Advisors of ACME Television Holdings, LLC and its members and the Board of Directors of the Company and its stockholder approved a merger and reorganization (the “Reorganization”), whereby the Company became the direct parent of ACME Television Holdings. As a result of the Reorganization, the Company is the ultimate parent of ACME Intermediate Holdings, LLC, (“ACME Intermediate”) and its wholly owned subsidiary ACME Television, LLC. All transactions contemplated as part of The Reorganization closed on October 5, 1999.

Description of the Business

         ACME Communications is a holding company with no independent operations other than its indirect wholly owned subsidiary, ACME Television. ACME Television, through its wholly-owned subsidiaries, owns and operates the following ten commercially licensed broadcast television stations located throughout the United States:

			U.S.
			Market	Network
Station	Channel	Market	Rank*	Affiliation

KPLR	11	St. Louis, MO	22	WB

KWBP	32	Portland, OR	23	WB

KUWB	30	Salt Lake City, UT	35	WB

KWBQ	19	Albuquerque-Santa Fe, NM	48	WB

KASY	50	Albuquerque-Santa Fe, NM	48	UPN

WBDT	26	Dayton, OH	60	WB

WBXX	20	Knoxville, TN	62	WB

WIWB	14	Green Bay-Appleton, WI	69	WB

WTVK	46	Ft. Myers-Naples, FL	76	WB

WBUI	23	Champaign-Springfield-Decatur, IL	82	WB

*	Based on television households

(2) Presentation of Interim Financial Statements

         Unless the context requires otherwise, references to the Company refer to ACME Communications, Inc. and its wholly owned subsidiaries. Segment information is not presented because all of the Company’s revenues are attributed to a single reportable segment — television broadcasting.

         The accompanying consolidated financial statements for the three and nine-month periods ended September 30, 2001 and 2000 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to this Form 10-Q and

Article 10 of Regulation S-X. In the opinion of management, such financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position and the results of operations, and cash flows for these periods. As permitted under the applicable rules and regulations of the Securities and Exchange Commission (“SEC”), these consolidated financials statements do not include all disclosures and footnotes normally included with annual consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 30, 2001. The results of operations presented in the accompanying consolidated financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

(3) Loss Per Common Share

         The Company calculates loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”. SFAS No. 128 requires a presentation of basic earnings per share (“EPS”) and diluted EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. In calculating diluted EPS, no potential shares of common stock are to be included in the computation when a loss from continuing operations available to common stockholders exists. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures.

         Stock options outstanding amounting to 3,181,016 shares at September 30, 2001, were not included in the computation of diluted EPS because to do so would have been antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report on Form 10-Q.

Forward -Looking Statements

         This report includes forward-looking statements. In addition, when used in this report, the words “believe,” “expects”, “anticipates”, “will” and any similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially and adversely from those described in the forward-looking statements as a result of various important factors, including (but not limited to) the impact of changes in national and regional economies, including advertising demand, pricing fluctuations in local and national advertising, potential preemptions of regular programming for national news events, the inability to secure Federal Communications Commission approval for construction permits, the possibility of borrowing limitations under our credit facilities and the other risk factors set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2001 and the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on September 29, 1999 pursuant to the Securities Act of 1933. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

         Our primary operating expenses are programming costs, employee compensation, advertising and promotion expenditures, sales related costs and depreciation and amortization. Programming expense consists primarily of amortization of broadcast rights relating to syndicated programs as well as news production and sports rights fees. Changes in employee compensation expense result primarily from increases in total staffing levels, from adjustments to fixed salaries based on individual performance and inflation and from changes in sales commissions paid to our sales staff based on levels of advertising revenues. Advertising and promotion expenses consist primarily of media and related production costs resulting from the promotion of our stations and programs. This amount is net of any reimbursement received or due to us for such advertisement and promotion from The WB Network or from other program suppliers.

Results of Operations

         The following table sets forth our calculation of broadcast cash flow and adjusted EBITDA along with a summary of our statement of cash flow data for the periods indicated:

Other Operating Data:	Three Months ended September 30,		Nine Months ended September 30,

	2000	2001	2000	2001

Broadcast cash flow and adjusted EBITDA(1):	(Unaudited)		(Unaudited)
Operating loss	$(901)	$(2,729)	$(4,673)	$(8,042)

Add back:

Equity-based compensation	132	132	397	397

Depreciation and amortization	5,230	5,217	15,650	15,614

Amortization of program rights	3,543	3,411	9,890	10,487

Corporate expenses	780	836	2,677	2,847

Adjusted program payments (1)	(3,198)	(3,426)	(9,328)	(10,486)

Broadcast cash flow	5,586	3,441	14,613	10,817

Less:

Corporate expenses	780	836	2,677	2,847

Adjusted EBITDA	$4,806	$2,605	$11,936	$7,970

Broadcast cash flow margin (1)	31.0%	20.6%	27.3%	20.8%

Adjusted EBITDA margin (1)	26.6%	15.6%	22.3%	15.3%

Cash flows provided by (used in):			(Unaudited)

Operating activities			$8,515	$(1,108)

Investing activities			$(4,649)	$(4,501)

Financing activities			$(339)	$1,223

(1)	We define:

•	broadcast cash flow as operating income, plus equity-based compensation, depreciation and amortization, time brokerage fees, amortization of program rights, and corporate expenses, less program payments — the latter as adjusted to reflect reductions for liabilities relating to expired rights or rights which have been written-off in connection with acquisitions;

•	adjusted EBITDA as broadcast cash flow less corporate expenses;

•	broadcast cash flow margin as broadcast cash flow as a percentage of net revenues; and

•	adjusted EBITDA margin as adjusted EBITDA as a percentage of net revenues.

We have included broadcast cash flow, broadcast cash flow margin, adjusted EBITDA and adjusted EBITDA margin data because management believes that these measures are useful to an investor to evaluate our ability to service debt and to assess the earning ability of our stations’ operations. However, you should not consider these items in isolation or as substitutes for net income, cash flows from operating activities and other statement of operations or cash flows data prepared in accordance with generally accepted accounting principles. These measures are not necessarily comparable to similarly titled measures employed by other companies.

Quarter and Nine Months Ended September 30, 2001 and September 30, 2000

         Net revenues for the third quarter of 2001 decreased 7% to $16.7 million compared to $ 18.0 million for the same period a year ago while nine month net revenues decreased 3% to $52.1 million in 2001 from $53.4 million in 2000. These decreases reflect the adverse economic conditions that began affecting the advertising marketplace in the fall of 2000 as well as the adverse impact that the September 11th terrorist attacks had on the overall economy and advertising markets.

         Station operating expenses increased 3% to $13.2 million for the third quarter of 2001 compared to $12.8 million for the same period a year ago and increased 5% to $41.3 million for the nine months ended September 30, 2001 compared with $39.4 million for September 30, 2000. These increases reflect our increased programming and sales related costs at most of our developing stations (all stations except KPLR in St. Louis).

         Depreciation and amortization was $5.2 million for both the third quarter of 2001 and the same period a year ago. Depreciation and amortization expense remained level at $15.6 million for both the nine month periods of 2001 and 2000 reflecting the sale of two buildings in June 2000 offset by the increased capital expenditures in the fourth quarter of 2000 and the first nine months of 2001.

         Third quarter corporate expenses increased $56,000, or 7%, to $836,000 for 2001 as compared to $780,000 for the same period a year ago. For the nine month period, corporate expenses increased $170,000, or 6%, to $2.8 million from $2.7 million for the same period in 2000. The increased expenses are due primarily to increased salary costs and professional fees.

         Equity-based compensation of $132,000 in the third quarter and $397,000 for the nine months of both 2001 and 2000 relate to stock options issued upon the conversion of our long-term incentive plan awards during our IPO in September of 1999. These options were issued at a price below market value at the date of grant and therefore generate compensation expense over the life of the option.

         Interest expense increased to $7.3 million in the third quarter of 2001 compared to $6.7 million in the same period a year ago. On a year-to-date basis, interest expense increased $2.0 million to $21.8 million from $19.8 million in interest expense for the nine months ended September 2000. These increases are primarily due to the increased interest expense on higher accreted principal balances for both our 10 7/8% senior discount notes and our 12% senior secured notes, along with increased interest related to higher capital lease obligations compared to a year ago.

         The Company recorded an income tax benefit of $3.1 million during the third quarter compared to a benefit of $926,000 in the corresponding quarter of 2000. For the nine-month period ended in September the tax benefit was $9.2 million compared to $5.3 million in 2000. The increased tax benefits relate to increased losses during both periods as compared to the comparable periods of 2000. Goodwill amortization that is not deductible for tax purposes was approximately $1.4 million for the third quarter and $4.2 million for the nine-month period for both years.

         Broadcast cash flow (as defined) decreased 38% for the third quarter and 26% for the nine-month period ended September 2001 as compared to the same periods a year ago. The decline in both the third quarter and nine-month periods reflect the Company’s continued investment in programming and sales related costs during a period of weak advertising demand and resulting lower revenues.

         Adjusted EBITDA (as defined) decreased 46% to $2.6 million for the third quarter of 2001 compared to $4.8 million for the third quarter of 2000 and decreased 33% to $8.0 million from $11.9 million for the nine-month periods ended September 30, 2001 and 2000, respectively. These decreases were a result of lower broadcast cash flow and higher corporate expenses for both the third quarter and the nine-month period compared to the year earlier periods.

         The Company’s net loss for the third quarter was $6.7 million, a 7% increase as compared to a net loss of $6.3 million for the third quarter of 2000. For the nine-month period, our net loss increased 19% to $19.9 million as compared to a $16.7 million loss for the comparable period of 2000. The increase in both the Company’s third quarter and nine-month net losses is attributable to reduced adjusted EBITDA and increased interest expense. In addition, the Company’s 2000 nine-month net loss also included a gain of $1.5 million related to the sale of our studio building in St. Louis.

Liquidity and Capital Resources

         Cash flow used in operating activities was $1.1 million for the nine months ended September 30, 2001 compared to cash flow provided by operating activities of $8.5 million for the nine months of 2000. This $9.6 million decrease in cash flow relates primarily to the second quarter 2001 semi-annual payment of $9.5 million in interest on our 10 7/8% senior discount notes and decreased adjusted EBITDA in 2001, partially offset by $3.0 million in non-recurring IPO bonuses paid to the founding executives in the first nine months of 2000.

         Cash flow used in investing activities during the first nine months of 2001 was $4.5 million compared to $4.6 million used during the first nine months of 2000. The decrease in purchases of property, equipment and station interests in the nine months ended September 30, 2001 compared to the prior year nine-month period was offset by higher net proceeds from the sale of assets of approximately $2.4 million in the nine month period ended September 30, 2000.

         Cash flow provided by financing activities was $1.2 million for the first nine months of 2001, as compared to cash flow used in financing activities of $339,000 in 2000. This increase reflects $2.2 million in increased borrowings under our capital lease facility net of $633,000 greater repayments compared to the same nine-month period of 2000.

         ACME Television’s revolving credit facility allows for borrowings of up to $29.0 million, dependent upon our meeting certain financial tests. A prerequisite for borrowing on the facility is that ACME Communications contribute up to $13.7 million in cash or other assets to ACME Television. All $29.0 million was available as of September 30, 2001. The revolving credit facility allows borrowings to be used to fund future acquisitions of broadcast stations and for general corporate purposes. At September 30, 2001 there were no borrowings outstanding under the facility. Due to continuing weak economic conditions, we will not meet certain of the financial tests for the fourth quarter 2001. We intend to request an amendment or a waiver to these financial tests. Without such an amendment or a waiver, we may not be able to borrow under this facility. In such case, the Company anticipates that it would be able to establish a replacement credit facility. Any such replacement may have terms less favorable than the terms of our current facility.

         Borrowings under lease obligations are generally repaid over five years. As of September 30, 2001, amounts due under these facilities were $10.7 million bearing an implicit average interest rate of 8.48% per annum. At September 30, 2000, amounts due under the facilities were $7.1 million and bore the implicit average interest rate of 8.95%.

         Effective October 1, 2000, the Company’s $175 million 10 7/8% Senior Discount Notes due September 30, 2004 began accruing cash interest. The interest payment on these notes amounts to approximately $9.5 million every six months. Since the September payment date fell on a Sunday, the payment was made on Monday, October 1, 2001. Our next payment will be due on April 1, 2002.

         At September 30, 2001, the Company had $26.7 million of cash and working capital of $20.9 million.

         The Company believes that existing cash balances and funds generated from operations will be sufficient to satisfy the Company’s cash requirements for its existing operations for at least the next twelve months. The Company expects that additional liquidity will be provided by amounts available under its existing credit facility or replacement credit facility or amounts available under contemplated capital lease facilities. The Company expects that any future acquisitions of television stations would be financed through these same sources and, if necessary, through additional debt and/or equity financing. However, there is no guarantee that such additional debt and/or equity will be available or available at terms acceptable to the Company.

Impact of Recently Issued Accounting Standards

         In July 2001, the Financial Accounting Standards Board issued Statement No. 141 (Statement 141), Business Combinations, and Statement No. 142 (Statement 142), Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that must be met before intangible assets acquired in a purchase method business combination can recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, tested for impairment (at least annually) in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Financial Accounting Standards Board Statement No. 121 (Statement 121), Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of.

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

         In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of earnings.

         As of the proposed date of adoption, January 1, 2002, the Company expects to have unamortized goodwill in the amount of $107.1 million and unamortized identifiable intangible assets in the amount of $164.3 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill and intangible assets was $16.4 million and $12.3 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. It is expected that the majority of the Company’s intangible assets will qualify for an indefinite life and accordingly, there will be no amortization under Statement 142. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

         In August 2001, the Financial Accounting Standards Board issued Statement No. 144 (Statement 144), Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes both Statement 121, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (Opinion 30), Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement 142, Goodwill and Other Intangible Assets. The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company’s financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company’s revolving credit facility has a variable interest rate. Accordingly, the Company’s interest expense could be materially affected by future fluctuations in the applicable interest rate. At September 30, 2001, the Company had no borrowings under the revolving credit facility.

         We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred. As of September 30, 2001, we have senior discount notes totaling $175.0 million and senior secured notes totaling $71.6 million due in the years 2004 and 2005, respectively. Effective October 1, 2000, senior discount notes began accruing cash interest. The interest payment on these notes amounts to approximately $9.5 million every six months. Cash interest on the senior secured notes is payable semi-annually, in arrears, commencing on March 31, 2003. Based upon the quoted market price, the fair value of the senior discount notes and senior secured notes was $154.0 and $47.0 million, respectively, as of September 30, 2001.

PART II — OTHER INFORMATION

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

Item 6. Exhibits and Reports on Form 8-K.

Exhibits

Exhibit
Number	Exhibit Description

10.1	Tenth Amendment to Credit Agreement, dated September 28, 2001

10.2	Second Restated and Amended Contribution Agreement dated September 28, 2001.

Reports on Form 8-K

         The Company has not filed a Current Report on Form 8-K within the three-month period ended September 30, 2001.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACME Communications, Inc.

Date: November 14, 2001	By:	/s/ Thomas Allen Thomas Allen Executive Vice President / CFO (Principal accounting officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1	Tenth Amendment to Credit Agreement, dated September 28, 2001

10.2	Second Restated and Amended Contribution Agreement dated September 28, 2001.