Form 10-K
period 2001-12-31
ACME COMMUNICATIONS INC
filed 2002-04-01
CIK 1092013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-84191

ACME COMMUNICATIONS, INC.

(Exact name of registrants as specified in its charter)

Delaware	33-0866283
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2101 E. Fourth Street, Suite 202 A

Santa Ana, California, 92705
(714) 245-9499
(Address and Telephone number of Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, par value $.01 per share	Nasdaq National Market

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant, computed on the basis of $10.34 per share, which was the last sale price on the Nasdaq on March 28, 2002, was $108,722,805.

      As of March 28, 2002, there were 16,750,000 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A relating to the 2002 Annual Meeting of Stockholders are incorporated by reference in Part III.

ACME COMMUNICATIONS, INC.

ANNUAL REPORT ON FORM 10-K

		Page

PART I
Item 1.	Description of Business	3
Item 2.	Properties	16
Item 3.	Legal Proceedings	17
Item 4.	Submission of Matters to a Vote of Security Holders	18
PART II

Item 5.	Market for Common Equity and Related Stockholder Matters	18
Item 6.	Selected Financial Data	19
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 8.	Financial Statements and Supplementary Data:
	Independent Auditors’ Report	30
	Consolidated Balance Sheets	31
	Consolidated Statements of Operations	32
	Consolidated Statements of Stockholders’ Equity	33
	Consolidated Statements of Cash Flows	34
	Notes to Consolidated Financial Statements	35
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	50
PART III

Item 10.*	Directors and Executive Officers of the Registrant
Item 11.*	Executive Compensation
Item 12.*	Security Ownership of Certain Beneficial Owners and Management
Item 13.*	Certain Relationships and Related Transactions
PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	53
	Schedule II — Valuation and Qualifying Accounts	S-6
	Exhibit 21.0 Subsidiaries

*	Items incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A relating to the 2002 Annual Meeting of Stockholders.

Forward-looking Statements

      This Annual Report on Form 10-K includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “intend,” “could,” “expect,” “anticipate,” “believe,” “predict,” “potential” “might” or “continue” or the negative of such terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and the television broadcast industry’s actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include those identified under “Risk Factors” in this Annual Report on Form 10-K. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.

      We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K. In addition, we make no representation with respect to any materials available on the Internet, including materials available on our website.

PART I

Item 1. Business

      ACME Communications, Inc. (the “Company” or “we”) owns and operates ten broadcast television stations in medium-sized markets across the United States. Nine of our stations are network affiliates of The WB Network, making us the third largest WB Network affiliated station group in the country. Our television stations broadcast in markets that cover in aggregate approximately 5.4% of the total U.S. television households. Mr. Kellner, our Chairman and Chief Executive Officer, is also a founder and Chief Executive Officer of The WB Network, and was President of Fox Broadcasting Company from its inception in 1986 through 1993. In March 2001, Mr. Kellner also became Chairman and Chief Executive Officer of AOL Time Warner’s Television Networks division.

      Since our formation in 1997, we have focused primarily on acquiring and developing independently-owned stations, under-performing stations and construction permits for new stations in markets that we believe have the growth potential and demographic profile to support a successful WB Network affiliate. We believe that medium-sized markets provide advantages such as fewer competitors and lower operating costs compared to large markets. Our strategy is to capitalize on these advantages and to grow our revenues and cash flow with an emphasized focus on local sales. Since we centralize many of our stations’ administrative functions and primarily provide entertainment programming, our station general managers are able to focus on increasing sales and improving operating margins. Additionally, since many of the stations we own are in markets where the Federal Communications Commission allows dual ownership of broadcast television stations (“duopoly”), our long-term strategy also includes acquiring such second stations.

      Like The WB Network, we target our programming at younger audiences, in particular, young adults, teens and kids. We believe that these younger audiences are a growing and increasingly important demographic target for advertisers, and that our affiliation with The WB Network affords us a significant competitive advantage over other network affiliated television broadcasters in attracting these younger audiences. Since its launch in 1995 and through the 2000/2001 season, The WB Network was the only English-language broadcast network in the United States to increase its audience share in these key target demographic groups. To build and retain our audience share during non-network hours, we also acquire the broadcast rights to popular syndicated programming that we believe complements The WB Network programming. In addition, we broadcast local programming such as news in St. Louis, local weather updates and local and regional sports programming in selected markets. We believe this programming enhances our ability to sell advertising time to local and regional advertisers and increase audience awareness of our newly launched stations.

Programming

      Our programming includes:

•	The WB Network prime time programming (at nine of our ten stations)

•	Kids’ WB! (at nine of our ten stations);

•	syndicated programming; and

•	local programming.

      Prime Time Programming. In prime time, The WB Network is currently ranked number one among female teens and, based on the average age of their viewers, is the youngest broadcast network today. Prime time programming includes: 7th Heaven, Smallville, Gilmore Girls, Charmed, Dawson’s Creek, Reba, and Sabrina: The Teenage Witch. When The WB Network began broadcasting in 1995, it provided two hours of prime time programming per week. The WB Network is currently providing 13 hours of prime time programming Sunday through Friday. Beginning in the fall of 2002, The WB Network’s prime time programming will increase to 15 hours each week.

      Kids’ WB! Programming. The WB Network launched Kids’ WB! in September 1995 with three hours of programming on Saturdays, and currently provides 14 hours of kids’ programming Monday through Saturday. Kids’ WB! programming includes Pokémon, X-Men: Evolution, Jackie Chan Adventures and The Mummy.

      Syndicated Programming. In addition to The WB Network programming, our stations air syndicated programs. Generally, our most profitable programming time periods are those immediately before and after The WB Network programming. Consequently, during these time periods, we air programs that are targeted to the audiences similar in demographics as those that watch The WB Network prime time programs. These syndicated programs include Everybody Loves Raymond, Judge Judy, King of the Hill, Drew Carey, and Spin City. We have secured future broadcast rights for certain of our stations to That 70s Show, Will and Grace and other shows. We have multi-year contracts to air most of our syndicated programming.

      Local Programming. Each of our stations also airs programming of local interest, which we believe creates immediate viewership at our start-up stations, increases local awareness of our stations and expands our advertiser base. At KWBP, our station in Portland, and at KUWB, our station in Salt Lake City, we air weather updates throughout each evening, a format we intend to replicate at our other stations. KUWB also airs their locally produced show WB A.M. from 5:30 a.m. through 8:00 a.m., Monday through Friday. WB A.M. provides our Salt Lake City viewers up-to-the-minute weather and traffic information. Many of our stations, air certain regional and local sporting events including games of the St. Louis Cardinals and the St. Louis Blues at KPLR and the University of Oregon Ducks and Oregon State University Beavers at KWBP. In addition, KPLR airs a nightly 30-minute local newscast.

Our Stations

      The following table provides general information concerning our stations:

			November 2001 Audience Share(2)

	Television Households		Prime Time(3)		Sign-on to Sign-off(4)

Station – Channel	Market		Teens	Adults	Adults		Beginning of
Marketplace	Ranking	Number	12 – 17	18 – 34	18 – 34	Households	ACME Operation

KPLR – 11 St. Louis, MO	22	1,144,000	20	14	13	8	October 1997
KWBP – 32 Portland, OR	23	1,069,000	9	8	5	4	February 1997
KUWB – 30 Salt Lake City, UT	35	783,000	9	6	5	4	April 1998
KWBQ – 19 Albuquerque – Santa Fe, NM	48	607,000	2	4	4	2	March 1999
KASY – 50 Albuquerque – Santa Fe, NM	48	607,000	2	3	2	2	November 1999
WBDT – 26 Dayton, OH	60	495,000	17	7	5	4	June 1999
WBXX – 20 Knoxville, TN	62	478,000	11	5	4	2	October 1997
WIWB – 14 Green Bay – Appleton, WI	69	406,000	12	6	3	2	June 1999
WTVK – 46 Ft. Myers – Naples, FL	76	385,000	15	5	3	2	March 1998
WBUI – 23 Champaign – Springfield – Decatur, IL	82	362,000	8	8	4	2	June 1999

(1)	All television stations throughout the United States are grouped into 210 markets that are ranked in size according to the number of households with televisions in the market for the 2001/2002 season.

(2)	All share information is from Nielsen Media Research.

(3)	Prime Time represents the hours of programming provided by The WB Network, except for KASY in Albuquerque – Santa Fe, NM for which programming is provided by UPN.

(4)	Sign-on to Sign-off represents the hours from 7:00 a.m. through 1:00 a.m., Monday through Sunday.

KPLR: St. Louis, Missouri

Designated Market Area: 22          TV Households: 1,144,000

Total Age 2+ Population: 2,883,602

      Market Description. Thirty-three percent of the total population of St. Louis is under 25 years of age. The estimated average household income in the St. Louis market is approximately $48,000 per year. Major employers in the market include Anheuser-Busch, Emerson Electric, May Department Stores, Monsanto, and Ralston Purina.

      Station Overview. We began operating KPLR under a local marketing agreement in October 1997 and acquired the station in March 1998. KPLR signed on the air in 1959 and has been affiliated with The WB Network since the network’s launch. In addition to carrying The WB Network prime time programming and Kids’ WB!, the station broadcasts a daily 9pm, half-hour local newscast and also has the exclusive broadcast rights to air games of the St. Louis Cardinals and the St. Louis Blues. In addition, the station’s syndicated programming currently includes Everybody Loves Raymond, Friends, The Drew Carey Show, Spin City, Sabrina: The Teenage Witch and Cheers. The station has contracted for the future exclusive market broadcast rights to popular shows such as Will & Grace and The That 70’s Show, both beginning in September 2002. Using the unweighted average of the three major sweeps periods (February, May and November) in the Monday through Sunday, 5:00 p.m. to 12:00 a.m. time period among adults aged 18-49 (the “Average Sweeps”), KPLR’s ratings decreased 17% over the Average Sweeps ratings for 2000. In the November 2001 sweeps period, KPLR again delivered the highest household rating in WB prime time to rank number one versus all other WB affiliates in the country. KPLR also took top honors among adults aged 18 – 34. In the St. Louis market, KPLR continued to rank number one in the Monday through Sunday, 5:00 p.m. to 1:00 a.m. time period among St. Louis teens and persons aged 12 – 24.

KWBP: Portland, Oregon

Designated Market Area: 23          TV Households: 1,069,000

Total Age 2 + Population: 2,662,966

      Market Description. Thirty-two percent of the total population of Portland is under 25 years of age. The estimated average household income in the Portland market is approximately $45,900 per year. Major employers in the market include Intel, Fred Meyer, Providence Health System, U.S. Bank of Oregon, Tektronix and Safeway.

      Station Overview. We began operating KWBP under a local marketing agreement in February 1997 and acquired the station in June 1997. KWBP signed on the air in 1989 and has been affiliated with The WB Network since the network’s launch. In addition to carrying The WB Network prime time programming and Kids’ WB!, the station’s syndicated programming currently includes King of the Hill, Judge Judy, The Drew Carey Show and Judge Joe Brown. In addition, the station has contracted for the future exclusive-market broadcast rights to popular shows such as That 70’s Show, which begins airing in September 2002. KWBP’s Average Sweeps ratings increased 9% over the Average Sweeps ratings for 2000. In the November 2001 sweeps period, KWBP delivered an average weekly cumulative number of 561,000 households from sign-on to sign-off, representing a 2% decrease from November 2000.

KUWB: Salt Lake City, Utah

Designated Market Area: 35          TV Households: 783,000

Total Age 2+ Population: 2,317,360

      Market Description. Forty-five percent of the total population of Salt Lake City is under 25 years of age. The estimated average household income in the Salt Lake City market is approximately $45,200 per year. Major employers in the market include Intermountain Health Care, Brigham Young University, IOMEGA, ICON Health and Fitness and Smith Food & Drug Centers

      Station Overview. We began operating KUWB in April 1998 under a local marketing agreement and acquired the station in September 1998. KUWB has been affiliated with The WB Network since the network’s launch. When we began operating the station, we replaced the primarily religious paid programming and infomercials that were being run on the station in all non-WB Network time periods with syndicated programming. The station’s syndicated programming currently includes Everybody Loves Raymond, The Drew Carey Show, Spin City and Sabrina: The Teenage Witch. It also carries the NBC-affiliated Saturday Night Live. The station has contracted for the future exclusive-market broadcast rights to popular shows such as That 70’s Show, which begins airing in September 2002. KUWB’s Average Sweeps ratings remained unchanged from the Average Sweeps ratings for 2000. In the November 2001 sweeps period, KUWB delivered an average weekly cumulative number of 376,000 households from sign-on to sign-off, an increase of 1% compared to November 2000.

KWBQ: Albuquerque – Santa Fe, New Mexico

KASY: Albuquerque – Santa Fe, New Mexico

Designated Market Area: 48 TV           Households: 607,000

Total Age 21 Population: 1,603,207

      Market Description. Thirty-six percent of the total population of Albuquerque – Santa Fe is under 25 years of age. The estimated average household income in the Albuquerque – Santa Fe market is approximately $39,900 per year. Major employers in the market include Intel, Motorola, General Electric, General Mills, Philips and Levi Strauss.

      KWBQ Station Overview. We launched KWBQ in March 1999 with The WB Network prime time programming and Kids’ WB!. In addition, the station’s syndicated programming currently includes Everybody Loves Raymond, King of the Hill, Spin City, Seinfeld and Third Rock from the Sun. The station has contracted for the future exclusive-market broadcast rights to popular shows such as That 70’s Show, which begins airing in September 2002. KWBQ’s Average Sweeps ratings increased 76% over the Average Sweeps ratings for 2000. In the November 2001 sweeps period, the station increased its weekly circulation 17% from 181,000 homes in November 2000 to 212,000 homes.

      KASY Station Overview. We began operating KASY, the UPN affiliate in the market, under an interim local marketing agreement (“LMA”) on November 1, 1999 and closed our purchase of the station on December 3, 1999. The station has been a UPN affiliate since that network’s launch in January 1995. Prior to November 1999, the station had been operating as an LMA by another station owner in the market. The station’s syndicated programming includes Judge Judy, Texas Justice and Judge Joe Brown. All of the future program rights negotiated for KWBQ are also available to air on KASY. KASY’s Average Sweeps ratings increased 43% over the Average Sweeps ratings for 2000. During the November 2001 ratings period, KASY reached an average of 244,000 households, sign-on to sign-off, Monday through Sunday, 7:00 a.m. to 1:00 a.m., an 11% increase over the homes reached just a year before.

WBDT: Dayton, Ohio

Designated Market Area: 60           TV Households: 495,000

Total Age 2+ Population: 1,230,568

      Market Description. Thirty-three percent of the total population of Dayton, Ohio is under 25 years of age. The estimated average household income in the Dayton market is approximately $46,000 per year. Major employers in the market include Chrysler Corp/ Acustar Inc., General Motors, Bank One Dayton, American Matsushita and BF Goodrich.

      Station Overview. We acquired WBDT in June 1999. WBDT signed on the air in October 1980 and has been affiliated with The WB Network since our acquisition of the station. The station’s syndicated programming currently includes Everybody Loves Raymond, Just Shoot Me, Texas Justice, and Sabrina: The Teenage Witch, and the station has contracted for the future exclusive-market broadcast rights to popular shows such as Will & Grace and That 70’s Show, both beginning in September 2002. In October of 2001, Dayton became Nielsen’s 52nd metered market. WBDT’s Average Sweeps ratings increased 71% over the Average Sweeps ratings for 2000. During the November 2001 sweeps period, WBDT reached an average of 282,000 households weekly, representing a 101% increase over the November 2000 sweeps period.

WBXX: Knoxville, Tennessee

Designated Market Area: 62           TV Households: 478,000

Total Age 2+ Population: 1,162,433

      Market Description. Thirty-one percent of the total population of Knoxville is under 25 years of age. The estimated average household income in the Knoxville market is approximately $39,300 per year. Major employers in the market include the University of Tennessee, TVA, Oakridge National Laboratories, Alcoa and Nippondenso.

      Station Overview. We launched WBXX in October 1997. In addition to carrying The WB Network prime time programming and Kids’ WB!, the station also airs games of the Atlanta Braves. In addition, the station’s syndicated programming currently includes King of the Hill, Friends, The Drew Carey Show, Spin City and Just Shoot Me. The station has contracted for the future exclusive-market broadcast rights to popular shows such as Dharma & Gregg and That 70’s Show, both beginning in September 2002. WBXX’s Average Sweeps ratings increased 2% over the Average Sweeps ratings for 2000. During the November 2001 sweeps period, WBXX reached an average of 157,000 households weekly, representing a 9% decrease over the November 2000 sweeps period. Neilsen has announced that in October 2002, Knoxville will become a metered market.

WIWB: Green Bay – Appleton, Wisconsin

Designated Market Area: 69           TV Households: 406,000

Total Age 2+ Population: 1,022,553

      Market Description. Thirty-four percent of the total population of Green Bay – Appleton is under 25 years of age. The estimated average household income in the Green Bay – Appleton market is approximately $43,100 per year. Major employers in the market include Fort James Corporation, the Oneida Tribe of Indians of Wisconsin, Schneider National, Humana, Shopko Stores, American Medical Security, Bellin Memorial Hospital and Procter & Gamble Paper Products.

      Station Overview. We acquired WIWB in June 1999. WIWB signed on the air in August 1998 and has been affiliated with The WB Network since our acquisition of the station. The station’s syndicated programming currently includes Everybody Loves Raymond, Frasier, and Sabrina: The Teenage Witch and the station has contracted for the future exclusive-market broadcast rights to popular shows such as Will & Grace and That 70’s Show, both beginning in September 2002. WIWB’s Average Sweeps ratings increased 26% over the Average Sweeps ratings for 2000. In the November 2001 sweeps period, WIWB’s cumulative homes reached in the Green Bay/ Appleton market increased 11% over the November 2000 sweeps period to a weekly average of 111,000 homes.

WTVK: Ft. Myers – Naples, Florida

Designated Market Area: 76           TV Households: 385,000

Total Age 2+ Population: 908,651

      Market Description. Twenty-five percent of the total population of Ft. Myers – Naples is under 25 years of age. The estimated average household income in the Ft. Myers – Naples market is approximately $48,800 per year. Major employers in the market include The Lee County School District, Lee Memorial Health System, Columbia Healthcare and Publix SuperMarkets. Ft. Myers – Naples became a metered market in April 2001.

      Station Overview. We began operating WTVK in March 1998 under a local marketing agreement and acquired the station in June 1998. WTVK signed on the air in October 1990 and has been affiliated with The WB Network since our acquisition of the station. In addition to carrying The WB Network prime time programming and Kids’ WB!, the station’s syndicated programming currently includes Just Shoot Me, Sabrina: The Teenage Witch, Spin City, The Drew Carey Show and Star Trek: Voyager. The station has contracted for the future exclusive-market broadcast rights to popular shows such as That 70’s Show and Dharma & Greg, both beginning in September 2002. In May 2001, the Ft. Myers – Naples market became Nielsen’s 51st metered market. WTVK’s Average Sweeps ratings decreased 6% over the Average Sweeps ratings for 2000. WTVK delivered an average weekly household cumulative number of 156,000 in November 2001, a 114% increase compared to our circulation in November 2000.

WBUI: Champaign – Springfield – Decatur, Illinois

Designated Market Area: 82           TV Households: 362,000

Total Age 2+ Population: 876,805

      Market Description. Thirty-three percent of the total population of Champaign – Springfield – Decatur is under 25 years of age. The estimated average household income in the Champaign – Springfield – Decatur market is approximately $45,000 per year. Major employers in the market include ADM, Staley’s, Caterpillar, Mueller, Illinois Power, Kraft and the University of Illinois.

      Station Overview. We acquired WBUI in June 1999. WBUI signed on the air in May 1984 and has been affiliated with The WB Network since our acquisition of the station. The station’s syndicated programming currently includes Everybody Loves Raymond, Spin City Just Shoot Me, and Sabrina: The Teenage Witch. The station has contracted for the future exclusive market broadcast rights to popular shows such as That 70’s Show, which begins airing in September 2002. WBUI’s Average Sweeps ratings increased 37% over the

Average Sweeps ratings for 2000. In the November 2001 sweeps period, WBUI’s reach in its market increased 27% over the November 2000 period to a weekly average of 117,000 homes.

Pending Station/Construction Permit Acquisitions

      In March 2002, we entered into a court-approved asset purchase agreement to buy substantially all of the broadcast assets of station WHPN serving the Madison, Wisconsin marketplace, for a cash purchase price of $5.6 million. This agreement is subject to regulatory approvals and the satisfaction of other pre-closing conditions. We expect to begin operating the station under an interim LMA on or about April 1, 2002 and expect the transaction to close by mid-summer 2002.

      We also own the rights to acquire construction permits to build four other stations — three to be new WB Network affiliates in Lexington, KY, Richmond, VA and Flint – Saginaw – Bay Cities, MI and the fourth to be a second station, operated as an independent, in Portland, OR. The acquisition of these construction permits is dependent on the Federal Communications Commission approving the underlying applications. The aggregate purchase price for these four construction permits is approximately $18.4 million.

Our Affiliation Agreements

      Each of our nine WB Network affiliated stations has entered into a station affiliation agreement with The WB Network that provides each station with the exclusive right to broadcast The WB Network programming in its respective market. These affiliate agreements have three to 10-year terms that expire between March 2003 and April 2009. KASY, our UPN affiliated station in Albuquerque – Santa Fe, New Mexico, has entered into an affiliation agreement with UPN that expires in January 2005.

      Under the affiliation agreements, The WB Network and UPN retain the right to program and sell approximately 75% of the advertising time available during their prime time schedule with the remaining 25% available for sale by our stations. Both networks retain approximately 50% of the advertising time available during kids’ programming aired in other dayparts.

      For our nine WB Network affiliated stations, in addition to the advertising time retained for sale by The WB Network, each station is also subject to annual compensation payments to The WB Network. The amount of compensation is determined by taking into account the station’s average ratings among adults ages 18 – 49 during The WB Network prime time programming, as well as the number of prime time programming hours provided per week by The WB Network. For our UPN affiliate, KASY, no compensation is paid by either party. We participate in cooperative marketing efforts with The WB Network and UPN whereby the networks reimburse up to 50% of certain approved advertising expenditures by a station to promote network programming. Our affiliation agreements for KPLR, KWBP and WBXX, also entitle those stations to certain most favorable terms agreed to by The WB Network and any affiliate, during the term of the affiliation agreements, and any subsequent modifications.

      In addition, as part of our acquisition of WBDT, WIWB and WBUI, we entered into a five-year secondary affiliation agreement with Pax Net at these stations. We are generally obligated to run the Pax Net prime time programming in certain morning dayparts. We retain a portion of the advertising time during this programming for local sales, and Pax Net retains the balance.

Advertising/ Sales

      Virtually all of our revenues for 1999, 2000, and 2001 consisted of advertising revenues, and no single advertiser accounted for more than 10% of our gross advertising revenues in these periods. Our advertising revenues are generated both by local advertising and national spot advertising.

      Local Advertising. Local advertising revenues are generated by both local merchants and service providers and by regional and national businesses and advertising agencies located in a particular designated market area. Local advertising revenues represented 55% of our net advertising revenues in 1999, 54% in each of 2000 and 2001.

      National Spot Advertising. National spot advertising represents time sold to national and regional advertisers based outside a station’s designated market area. National spot advertising revenues represented 45% of our net advertising revenues in 1999, 46% in 2000 and 46% in 2001. National spot advertising primarily comes from:

•	new advertisers wishing to test a market;

•	advertisers who are regional retailers and manufacturers without national distribution;

•	advertisers who need to enhance network advertising in given markets; and

•	advertisers wishing to place more advertisements in specified geographic areas.

Our Competition

      Broadcast television stations compete for advertising revenues primarily with other broadcast television stations in their respective markets and, to a lesser but increasing extent, with radio stations, cable television system operators, newspapers, billboard companies, direct mail and internet sites. ABC, CBS, NBC and Fox programming generally achieve higher household audience levels than that of The WB Network, UPN and syndicated programming aired by independent stations which is attributable to a number of factors, including:

•	the traditional networks’ efforts to reach a broader audience;

•	historically, less competition;

•	generally better channel positions;

•	more network programming being broadcast weekly;

•	the traditional networks’ cross-promotions; and

•	the traditional networks’ more established market presence than The WB Network.

      However, because The WB Network and UPN provide fewer hours of programming per week than the traditional networks, we have a significantly higher inventory of advertising time for our own use and, therefore, our programs achieve a share of television market advertising revenues greater than their share of the market’s audience. We believe that this available advertising time, combined with our efforts to attract (via our programming) the audiences that are key targets of advertisers, and our focus on advertising sales allows us to compete effectively for advertising revenues within our stations’ markets.

      The broadcasting industry is continuously faced with technical changes and innovations, the popularity of competing entertainment and communications media, changes in labor conditions, and governmental restrictions or actions of federal regulatory bodies, including the FCC, any of which could possibly have an adverse effect on a television station’s operations and profits. Sources of video service other than conventional television stations, the most common being cable television, can increase competition for a broadcast television station by bringing distant broadcasting signals not otherwise available to the station’s audience, serving as a distribution system for national satellite-delivered programming and other non-broadcast programming originated on a cable system and selling advertising time to local advertisers. Other principal sources of competition include home video exhibition, direct-to-home broadcast satellite television, entertainment services and multi-channel multi-point distribution services. Currently, two FCC permittees, DirecTV and Echostar, provide subscription DBS services via high-power communications satellites and small dish receivers, and other companies provide direct-to-home video service using lower powered satellites and larger receivers.

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

Federal Regulation of Television Broadcasting

      Television broadcasting is a regulated industry and is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended from time to time. The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC. The Communications Act empowers the FCC, among other things:

•	to issue, revoke and modify broadcast licenses;

•	to decide whether to approve a change of ownership or control of station licenses;

•	to regulate the equipment used by stations; and

•	to adopt and implement regulations to carry out the provisions of the Communications Act.

      Failure to observe FCC or other governmental rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of short, or less than maximum, license renewal terms or, for particularly egregious violations, the denial of a license renewal application, the revocation of a license or denial of FCC consent to acquire additional broadcast properties.

      License Grant, Renewal, Transfer and Assignment. A party must obtain a construction permit from the FCC to build a new television station. Once a station is constructed and commences broadcast operations, the permittee will receive a license which must be renewed by the FCC at the end of each license term (which may be as long as eight years under current law). The FCC grants renewal of a broadcast license if it finds that the station has served the public interest, convenience, and necessity, there have been no serious violations by the licensee of the Communications Act or FCC rules and policies, and there have been no other violations of the Communications Act and FCC rules and policies which, taken together, would constitute a pattern of abuse. If the FCC finds that a licensee has failed to meet these standards, the FCC may deny renewal, condition renewal, or impose some other sanction (such as a forfeiture). Any other party with standing may petition the FCC to deny a broadcaster’s application for renewal. However, only if the FCC issues an order denying renewal will the FCC accept and consider applications from other parties for a construction permit for a new station to operate on that channel. The FCC may not consider any new applicant for the channel in making determinations concerning the grant or denial of the licensee’s renewal application. Although renewal of licenses is granted in the majority of cases even when petitions to deny have been filed, we cannot be sure our station licenses will be renewed for a full term or without modification.

      Our current licenses expire as follows:

Station (by market ranking)	Expiration Date

KPLR/ St. Louis	February 1, 2006
KWBP/ Portland, OR	February 1, 2007
KUWB/ Salt Lake City	October 1, 2006
KWBQ/ Albuquerque – Santa Fe	October 1, 2006
KASY/ Albuquerque – Santa Fe	October 1, 2006
WBDT/ Dayton	October 1, 2005
WBXX/ Knoxville	August 1, 2005
WIWB/ Green Bay – Appleton	December 1, 2005
WTVK/ Ft. Myers – Naples	February 1, 2005
WBUI/ Champaign – Decatur – Springfield	December 1, 2005

      We have also entered into an asset purchase agreement for the acquisition of WHPN-TV in the Madison, Wisconsin market. We anticipate that the closing of that acquisition will probably occur sometime before July 1, 2002. The expiration date for that station’s FCC license is December 1, 2005.

      The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to permit the assignment or transfer of control of, or the grant or renewal of, a broadcast license, the FCC considers a number of factors pertaining to the licensee, including:

•	compliance with various rules limiting common ownership of media properties;

•	the character of the licensee and those persons holding attributable interests therein; and

•	compliance with the Communications Act’s limitations on alien ownership.

      Character generally refers to the likelihood that the licensee or applicant will comply with applicable law and regulation. Attributable interests generally refer to the level of ownership or other involvement in station operations which would result in the FCC attributing ownership of that station or other media outlet to the person or entity in determining compliance with FCC ownership limitations.

      To obtain the FCC’s prior consent to assign a broadcast license or transfer control of a broadcast licensee, an application must be filed with the FCC. If the application involves a substantial change in ownership or control, the application must be placed on public notice for a period of no less than 30 days during which petitions to deny the application may be filed by interested parties, including certain members of the public. If the FCC grants the application, interested parties have no less than 30 days from the date of public notice of the grant to seek reconsideration or review of that grant by the commission or, as the case may be, a court of competent jurisdiction. The full FCC commission has an additional 10 days to set aside on its own motion any action taken by the FCC’s staff. When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be better served by an assignment or transfer to any party other than the assignee or transferee specified in the application.

      Ownership Restrictions. The officers, directors and equity owners of 5% or more of our outstanding voting stock or the voting stock of a company holding one or more broadcast licenses are deemed to have attributable interests in the broadcast company. Also, specified institutional investors, including mutual funds, insurance companies and banks acting in a fiduciary capacity, may own up to (but not as much as) 20% of the outstanding voting stock without being subject to attribution if they exercise no control over the management or policies of the broadcast company. Finally, even if it owns non-voting stock, a third party could be deemed to have an attributable interest if it owns more than 33 percent of a station’s (or the Company’s) asset value (which is generally defined by the FCC to mean the aggregate of equity plus debt) and either has another attributable interest in the same market as the station(s) or provides more than 15 percent of the weekly programming for the station(s).

      The FCC rules generally prohibit the issuance of a license to any party, or parties under common control, for a television station if that station’s Grade B contour overlaps with the Grade B contour of another television station in the same DMA in which that party or those parties already have an attributable interest. FCC rules provide an exception to that general prohibition and allow ownership of two television stations with overlapping Grade B contours under any one of the following circumstances:

•	there will be eight independent full-power television stations in the DMA after the acquisition or merger and one of the two television stations owned by the same party is not among the top four-ranked stations in the DMA based on audience share;

•	the station to be acquired is a “failing” station under FCC rules and policies;

•	the station to be acquired is a “failed” station under FCC rules and policies; or

•	the acquisition will result in the construction of a previously unbuilt station.

      FCC regulations also prohibit one owner from having attributable interests in television broadcast stations that reach in the aggregate more than 35% of the nation’s television households. For purposes of this calculation, stations in the UHF band, which covers channels 14 – 69, are attributed with only 50% of the households in their respective markets (while 100% of the market households are attributed to stations in the VHF band, which covers channels 2 – 13). A recent court decision concluded that the FCC’s 35% limitation is not adequately supported by sufficient evidence in the public record and directed the FCC to conduct further proceedings to determine whether a limitation on national television attribution can be justified and, if so, what that limitation should be.

      The same court decision vacated pre-existing FCC rules which prohibited common ownership of a television station and cable television system in the same community. The court did not directly question other FCC ownership rules which generally allow the holder of an attributable interest in a television station to have an attributable interest in:

•	up to six radio stations in a market with 20 independent media voices;

•	up to four radio stations in a market with 10 independent media voices; and

•	at least one radio station in any market.

      At the same time, FCC rules generally prohibit a party with an attributable interest in a television station from owning a daily newspaper serving a community located within the relevant coverage area of that television station. Those rules are the subject of a pending rulemaking proceeding in which the FCC is seeking evidence and argument to decide whether those rules should be retained, modified, or repealed in their entirety.

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

      Programming and Operation. The Communications Act requires broadcasters to serve the public interest, convenience and necessity. The FCC has gradually restricted or eliminated many of the more formalized procedures it had developed to promote the broadcast of programming responsive to the needs of the station’s community of license. Licensees continue to be required, however, to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station’s programming will be considered by the FCC when it evaluates the licensee’s renewal application, but these complaints may be filed and considered at any time.

      Stations must also pay regulatory and application fees and follow various FCC rules that regulate, among other things:

•	political advertising;

•	children’s programming;

•	the broadcast of obscene or indecent programming;

•	sponsorship identification; and

•	technical operations.

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

      Review of Must Carry Rules. FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 require each television broadcaster to elect, at three-year intervals beginning October 1, 1993, to either:

•	require carriage of its signal by cable systems in the station’s market which is referred to as must carry rules; or

•	negotiate the terms on which such broadcast station would permit transmission of its signal by the cable systems within its market, which is referred to as retransmission consent.

      The United States Supreme Court upheld the must-carry rules in a 1997 decision. These must carry rights are not absolute, and their exercise is dependent on a variety of factors such as:

•	the number of active channels on the cable system;

•	the location and size of the cable system; and

•	the amount of programming on a broadcast station that duplicates the programming of another broadcast station carried by the cable system.

      Therefore, under certain circumstances, a cable system may decline to carry a given station. We have elected must carry for each of our stations on all of the cable systems where such carriage can be elected. See also Digital Television Services below.

      Local Marketing Agreements. Under FCC rules, the licensee of a television station providing more than 15% of another television station’s programming under a local marketing agreement is considered to have an attributable interest in the other station for purposes of the FCC’s national and local multiple ownership rules if both stations are located in the same market. The FCC also adopted a grandfathering policy providing that local marketing agreements that are in compliance with the previous FCC rules and policies and were entered into before November 5, 1996, would be permitted to continue in force until the FCC conducts its biennial review of regulations in 2004. Local marketing agreements entered into after November 5, 1996 but prior to the adoption of the new FCC rules in 1999 were grandfathered until August 2001.

      Prior to the adoption of the FCC’s new rules, we did, from time to time, enter into local marketing agreements, generally in connection with pending station acquisitions. By using local marketing agreements, we can provide programming and other services to a station that we have agreed to acquire before we receive all applicable FCC and other governmental approvals. We are obligated to and will enter into a local marketing agreement on or about April 1, 2002 in conjunction with our proposed acquisition of WHPN-TV in the Madison, Wisconsin market.

      Subject to ownership restrictions in the new FCC rules and policies, FCC rules and policies generally permit local marketing agreements if the station licensee retains ultimate responsibility for and control of the applicable station, including finances, personnel, programming and compliance with the FCC’s rules and policies. We cannot be sure that we will be able to air all of our scheduled programming on a station with which we may have a local marketing agreement or that we would receive the revenue from the sale of advertising for such programming. In the case of the local marketing agreement for WHPN, for example, we are obligated to honor pre-existing programming agreements.

      Digital Television Services. The FCC has adopted rules for implementing digital television service in the United States. Implementation of digital television will improve the technical quality of television signals and provide broadcasters the flexibility to offer new services, including high-definition television and data broadcasting.

      The FCC has established service rules and adopted a table of allotments for digital television. Under the table, all eligible broadcasters with a full-power television station are allocated a separate channel for digital television operation. Stations will be permitted to phase in their digital television operations over a period of years, after which they will be required to surrender their license to broadcast the analog, or non-digital, television signal. Affiliates of the top four networks in the top thirty markets are already required to be on the air with a digital signal. FCC rules required our stations to be on the air with a digital signal by May 1, 2002. However, the FCC invited television owners to request an extension of that deadline for their respective stations if they needed it, and we filed six-month extension requests for all of our stations and were granted such extensions in March 2002.

      In announcing its receptivity to extensions of digital television construction deadlines, the FCC recognized the practical and technical difficulties of requiring television broadcasters to implement digital television. For those same reasons, the FCC suspended most of the construction and service deadlines that had previously been imposed. However, the FCC did not suspend the current regulation (which is mirrored in the Communications Act) that requires television broadcasters to return their analog license to the government by 2006 unless specified conditions exist that, in effect, limit the public’s access to digital television transmissions in a particular market.

      The Communications Act and the FCC’s rules impose certain conditions on the FCC’s implementation of digital television service. Among other requirements, the FCC must:

•	limit the initial eligibility for licenses to existing television broadcast licensees or permittees (who held those licenses or permits by April 3, 1997);

•	allow digital television licensees to offer ancillary and supplementary services; and

•	charge appropriate fees to broadcasters that supply ancillary and supplementary services for which such broadcasters derive certain non-advertising revenues.

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

      Another major issue surrounding the implementation of digital television is the scope of a local cable television system’s obligation to carry the signals of local broadcast television stations. The FCC has issued an order stating that, for the present, a cable television system is only obligated to carry a television’s digital signal if the station does not have an analog signal. The FCC has not yet determined the scope of a cable television system’s “must carry” obligations when a broadcast television station has both an analog signal and a digital signal that each has a substantial audience.

      Children’s Television Act. FCC rules limit the amount of commercial matter that a television station may broadcast during programming directed primarily at children 12 years old and younger. FCC rules further require television stations to serve the educational and informational needs of children 16 years old and younger through the stations’ own programming as well as through other means. Television broadcasters must file periodic reports with the FCC to document their compliance with foregoing obligations.

      Other FCC and Legislative Matters. The FCC repealed the rule which prohibited one of the major television networks (ABC, CBS, NBC or Fox) from owning another television networkViacom utilized that change in FCC rules to acquire an interest in UPN. We cannot predict how or when the relaxation of the dual network rule may affect our business.

      The Satellite Home Viewer Act and related FCC regulations allow satellite carriers to deliver broadcast programming to subscribers who are unable to obtain television network programming over the air from local television stations. Congress later amended the act to facilitate the ability of satellite carriers to provide subscribers with programming from both local and non-local television stations (regardless of the subscribers’ ability to receive the television signals over the air). The FCC has adopted rules to implement certain of those legislative changes and is conducting rulemaking proceedings to implement others. A principal component of the new regulation requires satellite carriers to carry all local television stations in a market if they carry one. We have taken advantage of that regulation to require carriage of our stations on satellite systems in the St. Louis, Portland, Salt Lake City and Albuquerque – Santa Fe markets.

      On February 2, 2000, the FCC released a Report and Order which adopted new rules that would have required broadcast licensees to provide equal employment opportunities. The new rules would have required broadcast licensees to widely disseminate information on employment vacancies and to promote diversification in their employment. The new rules were intended to supplement a broadcaster’s obligation to refrain from racial or other prohibited discrimination in its employment practices under other applicable federal as well as state and local laws and regulations. On January 16, 2001, the United States Court of Appeals for the District of Columbia Circuit declared certain portions of those new EEO rules to be unconstitutional, and on January 31, 2001, the FCC suspended implementation of all of its EEO rules. On, December 12, 2001, the FCC inaugurated a new rulemaking proceeding to consider the adoption of new EEO rules that the FCC hoped would satisfy the court’s objections. It cannot be predicted when any new rules will be adopted and what their precise formulation will be.

      Federal regulatory agencies and Congress from time to time consider proposals for additional or revised rules. We cannot predict how those proposals or other issues discussed above will be resolved, although their outcome could have an adverse or favorable impact on the broadcasting industry generally or us specifically.

      The foregoing summary of FCC and other governmental regulations is not intended to be comprehensive. For further information concerning the nature and extent of federal regulation of broadcast stations, you should refer to the Communications Act, other Congressional acts, FCC rules, and the public notices and rulings of the FCC.

Employees

      At December 31, 2001, we had 348 employees, including 41 at KPLR in St. Louis who were subject to collective bargaining agreements. We believe that our relationships with our employees and the union representing our unionized employees are good.

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

Market	Approximate Size	Ownership

St. Louis, Missouri
Studio and office facilities	36,000 sq. ft.	Leased
Tower (analog)	1,011 ft.	Leased
Tower (digital)(3)	945 ft.	Leased
Portland, Oregon
Studio and office facilities	15,255 sq. ft.	Owned
Tower (analog)	1,785 ft.	Leased
Tower (digital)(2)	1,716 ft.	Owned
Salt Lake City, Utah
Studio and office facilities	9,500 sq. ft.	Leased
Tower (analog & digital)(2)	4,125 ft.	Owned
Albuquerque – Santa Fe, New Mexico
Studio and office facilities	9,000 sq. ft.	Leased
Tower (analog & digital)	4,183 ft.	Leased
Tower (analog & digital back-up)	4,222 ft.	Leased
Dayton, Ohio
Studio and office facilities	10,000 sq. ft.	Leased
Tower (analog & digital)	954 ft.	Leased
Knoxville, Tennessee
Studio and office facilities	8,000 sq. ft.	Leased
Tower (analog & digital)(1)	2,399 ft.	Owned
Green Bay – Appleton, Wisconsin
Studio and office facilities	2,640 sq. ft.	Leased
Tower (analog)(1)	660 ft.	Owned
Tower (digital)(3)	1,089 ft.	Leased
Ft. Meyers – Naples, Florida
Studio and office facilities	5,000 sq. ft.	Leased
Tower (analog & digital)(3)	1496 ft.	Leased
Champaign – Springfield – Decatur, Illinois
Studio and office facilities	9,600 sq. ft.	Owned
Tower (analog & digital)(1)	2,001 ft.	Owned

(1)	Tower owned on leased property.

(2)	Represents partnership interests in digital television towers in the Salt Lake and Portland markets.

(3)	Lease commences in 2002.

Item 3. Legal Proceedings

      We are, from time to time, are involved in litigation incidental to the conduct of our business. We maintain comprehensive general liability and other insurance that we believe to be adequate for the purpose. We are not currently a party to any lawsuit or proceeding that we believe could have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of the security holders during the fourth quarter of 2001.

Executive Officers of the Registrant

      The following table sets forth information about our executive officers at December 31, 2001.

Name	Age	Position

Jamie Kellner	54	Chairman of the Board and Chief Executive Officer
Douglas Gealy	41	President, Chief Operating Officer and Director
Thomas Allen	49	Executive Vice President, Chief Financial Officer and Director
Edward Danduran	49	Vice President, Controller

      Jamie Kellner is a founder of ACME and has served as our Chief Executive Officer and Chairman of the Board since 1997. Mr. Kellner is also a founder and Chief Executive Officer of The WB Network since 1993. Previously, Mr. Kellner was President of Fox Broadcasting Company since its inception in 1986 to 1993. In March 2001, Mr. Kellner also became Chairman and Chief Executive Officer of AOL Time Warner’s Television Networks division.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company’s common stock is traded on the NASDAQ National Market under the symbol ACME. The high sale price of the common stock during 2001 was $12.75 and the low sale price during the same period was $4.00. As of March 28, 2002, there were 38 stockholders of record.

      We have not declared or paid any cash dividends or distributions on our common stock since our inception. We anticipate that, for the foreseeable future, all earnings will be retained for use in our business and no cash dividends will be paid on our common stock. Any payment of future cash dividends on our common stock will be dependent upon the ability of our subsidiaries to pay dividends or make cash payments or advances to us. Our credit agreement and our subsidiaries’ indentures impose restrictions on our subsidiaries’ ability to make these payments. Our ability to pay future dividends will also be subject to restrictions under any future debt obligations and other factors that our board of directors deems relevant.

      Below are the Nasdaq high, low and closing prices of ACME Communications, Inc. for each quarter of 2001 and 2000 and the fourth quarter of 1999.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2001
High	$12.75	$11.13	$9.40	$7.35
Low	8.50	7.00	5.52	4.00
Close	10.56	8.01	7.00	6.41
2000
High	$36.00	$26.50	$17.50	$10.88
Low	20.00	8.63	9.00	4.69
Close	23.13	18.25	9.00	9.13

Item 6. Selected Financial Data

      Following is ACME Communications’ inception-to-date selected consolidated financial data. This data is derived from the audited Consolidated Financial Statements of the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto (located at Item 8 of this filing) and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (located at Item 7 of this filing).

	For the Years Ended December 31,

	1997	1998	1999	2000	2001

	(In thousands)
Statement of Operations Data:
Net revenues	$11,347	$43,928	$60,008	$73,443	$70,065
Operating expenses:
Station operating expenses	10,158	32,973	45,675	54,141	56,509
Depreciation and amortization	1,215	11,355	17,325	20,885	21,306
Corporate	1,415	2,627	6,398	3,522	3,769
Equity-based compensation(1)	—	—	39,688	529	529

Operating loss	(1,441)	(3,027)	(49,078)	(5,634)	(12,048)
Other income (expenses):
Interest income	287	231	499	1,497	1,031
Interest expense	(6,562)	(23,953)	(28,694)	(27,275)	(29,257)
Gain (loss) on sale of assets	—	1,112	(11)	1,504	(18)
Other expense	—	(380)	—	(255)	(193)

Loss before income taxes and minority interest	(7,716)	(26,017)	(77,284)	(30,163)	(40,485)
Income tax benefit	—	2,393	4,420	8,125	12,636

Loss before minority interest	(7,716)	(23,624)	(72,864)	(22,038)	(27,849)
Minority interest	237	1,684	2,085	—	—

Net loss	$(7,479)	$(21,940)	$(70,779)	$(22,038)	$(27,849)

Pro forma net loss per share(4):
Loss before income taxes and minority interest, as reported	$(7,716)	$(26,017)	$(77,284)	$(30,163)	$(40,485)
Pro forma tax benefit	—	8,398	12,259	8,125	12,636

Loss before minority interest	(7,716)	(17,619)	(65,025)	(22,038)	(27,849)
Pro forma minority interest allocation	237	1,385	1,629	—	—

Pro forma net loss	$(7,479)	$(16,234)	$(63,396)	$(22,038)	$(27,849)

Pro forma net loss per share, basic and diluted	$(4.40)	$(3.22)	$(7.96)	$(1.32)	$(1.66)

Basic and diluted weighted average common shares outstanding	1,701,370	5,045,256	7,961,379	16,750,000	16,750,000

	For the Years Ended December 31,

	1997	1998	1999	2000	2001

	(In thousands)
Balance Sheet Data:
Total assets	$220,475	$286,827	$407,707	$399,445	$386,926
Total debt (2)	193,187	225,728	217,078	239,251	250,150
Total stockholders’ equity	16,306	1,413	126,835	105,326	78,006
Supplemental Financial Data:
Broadcast cash flow and adjusted EBITDA(3):
Operating loss	$(1,441)	$(3,027)	$(49,078)	$(5,634)	$(12,048)
Add back:
Equity-based compensation(1)	—	—	39,688	529	529
Depreciation and amortization	1,215	11,355	17,325	20,885	21,306
LMA Fees	—	228	28	—	—
Amortization of program rights	1,433	5,321	8,475	13,662	14,740
Corporate expenses	1,415	2,627	6,398	3,522	3,769
Adjusted program payments(3)	(1,598)	(5,124)	(8,441)	(12,912)	(14,625)

Broadcast cash flow	1,024	11,380	14,395	20,052	13,671
Less:
Corporate expenses	1,415	2,627	6,398	3,522	3,769

Adjusted EBITDA	$(391)	$8,753	$7,997	$16,530	$9,902

Broadcast cash flow margin(3)	9.0%	25.9%	24.0%	27.3%	19.5%
Adjusted EBITDA margin(3)	n/m	19.9%	13.3%	22.5%	14.1%
Cash flows provided by (used in):
Operating activities	$(599)	$319	$4,324	$13,265	$(2,673)
Investing activities	$(191,730)	$(20,879)	$(80,705)	$(8,190)	$(12,545)
Financing activities	$201,153	$12,737	$99,226	$2,116	$1,456

(1)	Equity-based compensation for 1999 is comprised of approximately $132,000 relating to station operating expenses and $39.6 million relating to corporate expenses. For 2000 and 2001, approximately $313,000 relates to station operating expenses and $216,000 relates to corporate expenses.

(2)	Includes the Company’s 12% senior secured discount notes, the 10 7/8% senior discount notes, convertible debt, revolving credit facility and capital lease obligations.

(3)	We define:

•	broadcast cash flow as operating income, plus equity-based compensation, depreciation and amortization, LMA fees, amortization of program rights, and corporate expenses, less program payments — the latter as adjusted to reflect reductions for liabilities relating to expired rights or rights which have been written-off in connection with acquisitions;

•	adjusted EBITDA as broadcast cash flow less corporate expenses;

•	broadcast cash flow margin is broadcast cash flow as a percentage of net revenues; and

•	adjusted EBITDA margin is adjusted EBITDA as a percentage of net revenues.

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

(4)	Pro forma net loss is calculated as actual net loss adjusted to reflect (i) a provision for income taxes on earnings before taxes, which gives effect to the Company being C corporation for all periods and (ii) the impact on the net loss allocated to the minority interest. Actual net loss and pro forma net loss are the same for 1997, 2000 and 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Our ten television stations are regionally diverse and range in market size (based on television households) from 22 through 82 in the nation. All but one of our stations are affiliates of The WB Television Network. Our second station in the Albuquerque – Santa Fe marketplace is a UPN affiliate. KPLR – St. Louis, our only VHF station, has been broadcasting in that market for over 40 years and is considered a mature television station. Our other nine stations (our “Developing Stations”) have only been on the air, or achieving measurable ratings, for 2-5 years.

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

      In the fall of 2000, we began to experience a noticeable slowdown in non-political advertiser demand. By December 2000, it was clear that there was a dramatic weakness in demand affecting all media related companies and there were broader indications that the U.S. economy was in a slowdown. This slack demand continued through all of 2001, and the resultant effect of the events of September 11, 2001 only made a tough year worse. By industry account, 2001 television revenues declined approximately 15% over 2000, the steepest decline in the last 50 years. Nearly every publicly traded television broadcaster, including the Company, posted year-over-year declines in advertising revenues.

      Although television advertising revenues have not declined for two consecutive years since the depression of the 1930’s, some industry analysts have forecast that advertising revenue will again decline in 2002. We remain cautiously optimistic that advertising demand, along with the overall health of the U.S. economy, will rebound in 2002.

Results of Operations

Years Ended December 31, 2001 compared to Year Ended December 31, 2000

      Net revenues for the year ended December 31, 2001 decreased $3.3 million (5%) to $70.1 million as compared to $73.4 million for the year ended December 31, 2000. While our revenue grew 8% at our Developing Stations – reflecting gains in market shares that outstripped market revenue declines — these increases were more than offset by a 17% decline in revenue at KPLR, our station serving the St. Louis marketplace, where market revenue declines were compounded by a slight loss in KPLR’s market share. These market share gains and losses track generally with gains and losses in audience shares, while the decreases in market revenues reflect weak demand for advertising experienced throughout the media industry in 2001.

      Station operating expenses increased to $56.5 million compared to the prior year’s operating expenses of $54.1 million. This increase of 4% was attributable primarily to our continued investment in programming and sales staffing and related costs at our Developing Stations.

      Depreciation and amortization expense for the year was $21.3 million compared to $20.9 million for 2000. This $.4 million increase primarily reflects the higher depreciation expense related to our ongoing transmission upgrades (relating to both our analog and digital facilities) that were placed in service during 2001.

      Corporate expenses for 2001 increased to $3.8 million from $3.5 million in 2000. Corporate expenses increased 7% in 2001 over 2000 levels due primarily to increased professional fees incurred in connection with potential strategic transactions and increased insurance costs.

      Equity-based compensation of $529,000 in 2001 and 2000 relates to options granted below market value in 1999 to senior management in exchange for their participation in the Company’s previously established long-term incentive plan.

      Interest expense for the current year was $29.3 million compared to $27.3 million for 2000. This $2.0 million increase in interest expense is the result of increasing principal balances arising from continued amortization of original issuance discounts on our ACME Television subsidiary’s 10 7/8% Senior Discount Notes due 2004 (the “Television Notes”) and our ACME Intermediate subsidiary’s 12% Senior Secured Discount Notes due 2005 (the “Intermediate Notes”).

      The tax benefit for 2001 was $12.6 million, representing an effective tax rate of 31%. The difference in the statutory federal rate of 34% and the Company’s effective tax benefit of 31% relates to the impact of non-deductible expenses, principally the amortization of goodwill at KPLR.

      Our broadcast cash flow for 2001 was $13.7 million, compared to a $20.1 million broadcast cash flow in 2000. This 32% decrease reflects the adverse impact of lower revenue against higher operating expenses compared to 2000.

      Our net loss for the current year was $27.8 million as compared with the $22.0 million loss incurred in 2000, an increase of $5.8 million. This increase in our net loss is primarily the result of our increased operating loss and increased interest expense.

Years Ended December 31, 2000 compared to Year Ended December 31, 1999

      Net revenues for the year ended December 31, 2000 increased 22% to $73.4 million as compared to $60.0 million for the year ended December 31, 1999. This increase reflects revenue gains at each station, and to a lesser extent, to the full-year impact in 2000 of stations acquired or launched during 1999 which were on the air for the full year 2000. Increases in revenue were driven primarily by increased ratings, improved distribution and higher unit prices.

      Station operating expenses increased to $54.1 million compared to the prior year’s operating expenses of $45.7 million. This 18% increase was due primarily to increased programming expenses at many of our developing stations coupled with the full year impact in 2000 of stations acquired or launched during 1999.

      Depreciation and amortization expense for the year was $20.9 million compared to $17.3 million for 1999. This $3.6 million increase reflects the full year amortization of intangible assets and increased depreciation relating to the stations that were newly built or acquired in 1999 and ongoing upgrades of existing facilities, and the full year of amortization of the goodwill associated with our purchase of our subsidiary ACME Intermediate, LLC’s minority interest upon our IPO in September 1999.

      Corporate expenses for 2000 decreased to $3.5 million from $6.4 million in 1999. Our 1999 expense included a non-recurring $3.0 million charge relating to IPO bonuses paid primarily to the Company’s senior management founders. All other corporate expenses increased 3% in 2000 over 1999 levels due primarily to the increase in costs associated with being a publicly traded company which were offset by a decrease in incentive compensation.

      Equity-based compensation of $529,000 in 2000 relates to options granted below market value in 1999 to senior management in exchange for their participation in the Company’s previously established long-term incentive plan. The $39.7 million in 1999 relates primarily to a charge reflecting the fully vested common stock issued in connection with the Company’s initial public offering in September 1999 in exchange for the management carry units that were issued in June 1997 to our senior founding management members.

      Interest expense for the current year was $27.3 million compared to $28.7 million for 1999. This $1.4 million decrease in interest expense is the result of the elimination in 2000 of interest charges related to borrowings on the revolving credit facility and the Bridge Loan, both of which were repaid with proceeds from the IPO in October 1999, offset by increasing balances under the company’s Senior Notes.

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

      The tax benefit for 2000 was $8.1 million, representing an effective tax benefit of 27%. The difference in the statutory federal rate of 34% and the Company’s effective tax benefit of 27% relates to the impact of non-deductible expenses. Our 1999 tax benefit was $4.4 million, reflecting the tax benefit of our fourth quarter taxable losses incurred subsequent to the September 30, 1999 termination of our non-taxable status and also includes the one-time impact of that termination.

      Prior to the Reorganization, ACME Television Holdings, LLC was a limited liability company, therefore, no income taxes have been provided for its operations other than at its subsidiary ACME Television of Missouri, Inc. which is a C corporation subject to federal and state taxation. Any liability or benefit from the Company’s non-taxable entities’ consolidated income or loss is the responsibility of, or benefit to, the individual members.

      In conjunction with the Reorganization, the Company terminated its non-taxable status. In conjunction with this termination, the Company recorded deferred tax assets and liabilities at the termination date for the difference between the financial statement carrying amount and tax bases of assets and liabilities.

      Minority interest represents the allocation of the loss for the respective periods to the minority interest holders of our subsidiary ACME Intermediate Holdings, LLC. Effective with the Company’s September 1999 reorganization, the minority interest holders exchanged their membership units of ACME Intermediate Holdings, LLC for stock in ACME Communications, Inc. Accordingly, there was no minority interest recorded for 2000 and the amount allocated to minority interests for 1999 reflects allocations through September 1999, excluding equity-based compensation charges, which were not allocated the minority interest.

      Our broadcast cash flow for 2000 was $20.1 million, compared to a $14.4 million broadcast cash flow in 1999. This 40% increase is primarily attributable to the increased revenue and margins at most of our stations.

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

Liquidity And Capital Resources

      Net cash used in operating activities was $2.7 million for the year ended December 31, 2001 compared to net cash provided by operating activities of $13.3 million for 2000, an increased use of cash of $16.0 million. The increased use was primarily due to the payment of cash interest on the Television Notes and increased payments for program rights.

      Net cash used in investing activities was $12.5 million for the year ended December 31, 2001, compared to $8.2 million for 2000. The majority of the activity in both years relates to the Company’s ongoing capital expenditures for the upgrading of its stations, including the build-out of digital facitilies. The 2000 expenditures are net of $2.6 million in proceeds from the sale of the KPLR studio facility.

      Net cash provided by financing activities for the year ended December 31, 2001 was $1.5 million, which represents the net new borrowings in excess of restricted cash used as collateral and repayments under the Company’s various capital lease facilities. In 2000, net cash provided by financing activities was $2.1 million and represents the net new borrowings in excess of repayments under the Company’s various capital lease facilities.

      The Company has carried a high debt level since the issuance of its Television Notes and its Intermediate Notes in September 1997. These notes were issued at an original discount. The Television Notes began accruing cash interest on October 1, 2000 and the first semi-annual interest payment of $9.5 million was on March 31, 2001. The Intermediate Notes will begin accruing cash interest on October 1, 2002 and will have their initial semi-annual interest payment of $4.2 million on March 31, 2003. Although we have generated positive annual cash flow from our broadcast operations, before considering interest payments, since our inception in 1997, the weak advertising environment in 2001 resulted in our first-ever decline in such cash flow. Accordingly, while we had built cash balances through year-end 2000, these cash balances began to decline in 2001 under the pressure of cash interest expenses and continued capital equipment expenditures.

      In late 2000, when we recognized that the slowdown in the demand for advertising was adversely affecting our operating results, we negotiated an amendment to our then current revolving credit facility. This amendment lowered financial covenants for the quarters ended December 31, 2000 through September 30, 2001 and also revised the amortization of our borrowing availability. As the advertising slump worsened in 2001, we further amended the financial covenants under the facility through the third quarter of 2001. Recognizing that we would not be in compliance with the unamended December 31, 2001 financial covenants, we initiated discussions with various asset-based lenders to replace our credit facility in late 2001. At December 31, 2001, there were no borrowings outstanding under the facility and, as expected, we were not in compliance with all of the facility’s financial covenants. In February 2002, we completed the replacement of our revolving credit facility with Foothill Capital Corporation, as both agent and lender. The new revolving facility, which like its predecessor is secured by all of our television station assets, allows for borrowings up to $30 million, contains less restrictive financial covenants and expires May 31, 2004. The agent is obligated to use its best efforts to increase the facility to $40 million via the placement of additional syndication, but there is no assurance such a placement will be completed. Under this agreement, we have the option to borrow at an interest rate determined by either a base rate (Wells Fargo Bank’s prime rate) plus 3 percentage points, or at the LIBOR rate plus 4.25 percentage points. The financial covenants, which are quarterly tests beginning March 31, 2002, included in the new facility are (a) minimum EBITDA, (b) maximum total leverage, (c) minimum cash interest coverage, (d) minimum net tangible worth and (e) maximum capital expenditures (annual basis only). In addition to the financial covenants, the facility contains negative covenants which, among other restrictions, require the lender’s approval for certain station acquisitions and dispositions. We are in the process of securing and recording all necessary liens and security interests required by the lender before we can draw against the facility. We expect those requirements to be satisfied by the end of April 2002.

      The Company also has $3.3 million available under a capital lease facility as of December 31, 2001, contingent on our posting additional collateral of $1.2 million. Borrowings under the currently available capital lease facility will be repaid over four years. Borrowings under previous capital lease facilities are generally paid over five years. At December 31, 2001, amounts due under all capital lease facilities was $12.7 million bearing an implicit average interest rate of 8.6% per annum. We expect to incur approximately $9 million in additional capital expenditures in 2002 as we conclude our transition to digital broadcasting, as required by the FCC. After this transition is completed, we expect that our capital expenditures, apart from those related to any pending and future acquisitions, will be average approximately $250,000 per station per year.

      At December 31, 2001, the Company had $19.0 million of cash, $1.7 million of which is restricted to collateralize capital lease obligations, and working capital of $10.1 million.

      The Company believes that existing unrestricted cash balances, funds generated from operations and borrowings under its credit facility and capital lease facility, if necessary, will be sufficient to satisfy the Company’s cash requirements for its existing operations for at least the next twelve months. The Company expects that any future acquisitions and (related capital expenditures) of television stations, including the Madison, Wisconsin acquisition and any of the four construction permits, would be financed through these same sources and, if necessary, through additional debt and equity financings. There is no guarantee that such other means of raising capital will be at terms acceptable to the Company, and accordingly current stockholders could be adversely affected by such financings.

Certain Factors That May Effect Future Results and Financial Condition

      The following factors could have a material and adverse impact on the Company’s business:

      Our highly leveraged financial position poses the following risks to stockholders:

•	cash flow from operations, before interest payments, will not be sufficient to service our indebtedness in the foreseeable future;

•	our ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, including acquisitions might be impeded; and

•	we are more vulnerable to economic downturns and our ability to withstand competitive pressures is limited.

      We derive substantially all of our revenues from advertisers in diverse industries. If a number of our advertisers continue to reduce their expenditures because of the current or a future general economic downturn, or an economic downturn in one or more industries or regions, or for any other reason, our results of operations would be materially and adversely affected.

      If we do not meet our interest obligations under our indentures or if we otherwise default under these instruments, our debt may be accelerated under these instruments as well as other debt instruments we have. In addition, because we are highly leveraged, it could limit our ability to respond to market conditions or meet extraordinary capital needs. If we are unable to generate sufficient cash flow from operations or borrow under our revolving credit facility to meet our obligations and commitments, we will be required to refinance or restructure our indebtedness or raise additional debt or equity capital. Additionally, we may be required to sell material assets or operations or delay or forego acquisitions. These alternative strategies would likely not be effected on satisfactory terms, if at all.

      Our credit agreement and our subsidiaries’ indentures contain restrictive covenants that limit our ability to:

•	incur additional debt;

•	pay dividends;

•	merge, consolidate or sell assets;

•	make acquisitions or investments; or

•	change the nature of our business.

      Our credit agreement also requires us to maintain certain financial covenants. At December 31, 2001 we failed to meet certain of our prior credit agreement financial covenants. Although we did not have any borrowings outstanding under the facility, without waivers or amendments to the agreement, we would not have been able to borrow under the agreement. On February 12, 2002 we entered into a replacement facility with Foothill

Capital Corporation. Our revolving credit agreement with Foothill Capital Corporation requires us to obtain certain landlord waivers and consents prior to borrowing under the facility. We expect to provide them by the end of April 2002. The agreement also requires us to maintain certain financial covenants, which we expect to be able to meet in the future. However, if we fail to secure the required waivers and consents, or fail to meet some or all of the covenants, we may not be able to borrow under the facility which might adversely affect our ability to make acquisitions as planned or meet general or extraordinary capital needs.

      If we experience a change of control, either as defined by our credit agreement or either indenture, we might not have sufficient funds to repay all amounts outstanding under our revolving credit facility and repurchase the notes, as may be required.

      We have incurred net losses in each of our fiscal years since inception and expect to continue to experience net losses in the foreseeable future. These net losses are principally a result of interest expense on our outstanding debt and non-cash charges for depreciation expense related to fixed assets.

      Our plans to acquire additional television stations during the past two years have been adversely affected by our increased leverage resulting from a decline in our broadcast cash flow and the related constraints in borrowing under our previous revolving credit facility. Our future growth could be limited if we are unable to successfully execute and implement additional station acquisitions. Furthermore, our ability to acquire additional television stations is affected by the following:

•	many competing acquirors have greater resources available to make such acquisitions than we have;

•	desired stations might not be available for purchase;

•	any inability to obtain The WB Network affiliation for all of the stations we acquire;

•	our lack of the financial resources necessary to acquire additional stations;

•	failure to obtain FCC approval of the assignments or transfers of control of FCC licenses; and

•	current FCC rules limit the number of television broadcasting properties that any one person or entity, including its affiliates, may own in any given market which could limit our ability to pursue desired stations.

      Generally when we sign acquisition agreements, we enter into interim local marketing agreements with the seller under which we receive some or all of station revenues and pay proportionate station expenses. Because the seller retains ultimate programming control, we bear the economic risks of paying station expenses until closing the acquisition.

      Mr. Kellner’s consulting agreement provides that he may perform services for other businesses unaffiliated with ours that, in certain limited circumstances, may be competitive. Because of Mr. Kellner’s experience in the television broadcast industry, if Mr. Kellner provides services to a competing business, it could materially affect our operations.

      Mr. Kellner’s position at The WB Network could create conflicts with his position with us if our interests differ from those of The WB Network. Because Mr. Kellner is both our Chief Executive Officer and The WB Network’s Chief Executive Officer, The WB Network requires that he recuse himself from any material transaction between The WB Network and us. Additionally, due to his responsibilities with AOL Time Warner’s television networks division and The WB Network, Mr. Kellner continues to have limited time available to devote to us.

      If we experience a further significant decline in broadcast cash flow from KPLR, we will not have any positive cash flow and will not be able to fulfill our current and future obligations and commitments. Due to negative net cash flow at several of our start-up stations, broadcast cash flow from KPLR accounted for more than 100% of our total broadcast cash flow in 2001.

      The required conversion of the broadcast industry to provide digitally transmitted television signals is requiring us to make significant capital expenditures that may not be balanced by consumer demand for digital television. The FCC requires all broadcasters to provide a digitally transmitted signal by May 2002 and, generally, to stop using analog signals on the stations by 2006. We have filed requests with the FCC for six-month extensions for implementing our digital transmissions at all of our stations and such requests have been granted, thereby delaying our implementation date to no later than November 2002. As of year-end 2001, digital television sets are present in less than 2% of U.S. television households, and accordingly, we are unable to predict the extent of consumer demand for digital television will be or when that demand will arise.

Contractual Cash Obligations

      Our contractual cash obligations, by year of payment, are as follows:

						Total
		Interest on	Programming		Operating	Contractual
	Long Term	Long Term	Rights	Capital Lease	Lease	Cash
	Debt	Debt	Obligations	Obligations	Obligations	Obligations

2002	$—	$19,031,000	$16,232,000	$4,164,000	$1,941,000	41,368,000
2003	—	27,627,000	19,128,000	3,603,000	1,864,000	52,222,000
2004	175,000,000	27,627,000	15,936,000	2,878,000	1,770,000	223,211,000
2005	71,634,000	8,596,000	12,487,000	2,601,000	1,365,000	96,683,000
2006	—	—	7,209,000	830,000	1,286,000	9,325,000
Thereafter	—	—	13,828,000	1,199,000	10,266,000	25,293,000

Total	$246,634,000	$82,881,000	$84,820,000	$15,275,000	$18,492,000	$448,102,000

      In addition to the above contractual obligations, the Company expects that its capital expenditures for 2002 will be approximately $9 million for our existing stations, which are primarily related to our conversion to digital broadcasting as required by the FCC.

Critical Accounting Policies and Estimates

      The Company’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to broadcast rights, bad debts, intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgements and estimates used in the preparation of its consolidated financial statements.

  Programming Rights

      The Company’s programming rights are stated, on a gross basis, at the lower of amortized cost or estimated realizable value. The Company evaluates estimated realizable value of programming rights based on current usage and revenue performance and projected future revenue and usage of such programs. Changes in the Company’s programming schedule could impact the estimated realizable value of programming. In addition, estimates of future revenue performance relate to the number of advertising spots which will be sold by the Company and the amount generated from such sales. A decrease in the number of spots sold or the amount for such sales could also impact the Company’s estimated realizable value. During 1999, 2000 and 2001, the Company recorded write downs of program rights due to impairments of $377,000, $118,000 and $216,000, respectively.

  Impairment of Asset Values/ Accounting for Intangibles

      The carrying values of our long-lived assets (tangible, identifiable intangible and goodwill) are reviewed for impairment based upon estimated future cash flows of the stations. As of December 31, 2001, the Company has not recorded any impairment related to long-lived assets. Future adverse changes in market conditions, changes in technology and other factors could reduce the expected future cash flows and result in an impairment charge.

  Revenue Recognition

      The Company records revenue from the sale of airtime related to advertising and contracted time at the time of broadcast. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company utilizes information available to the Company, including the timing of payments and the financial condition of our customers, to estimate the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. It should be noted that the Company’s does not have a significant concentration of accounts receivable from any single customer or industry segment.

  Accounting for Income Taxes

      The Company has recorded a tax benefit for losses primarily based on deferred tax liabilities which will generate future taxable income. During 2002, the Company anticipates that tax benefits recognized by the Company will equal deferred tax liabilities. Accordingly, it is likely that the Company will record a valuation allowance for deferred tax assets in excess of deferred tax liabilities as the Company believes that it is not more likely than not that such tax benefit will be realized. This will reduce the tax benefit recorded by the Company in calendar 2002 and thereafter. In the event we were to determine that we would be able to realize a deferred tax asset in the future that is in excess of the net recorded amount, an adjustment to the valuation allowance and a tax benefit would be recorded.

Impact of Recently Issued Accounting Standards

  Statements of Financial Accounting Standards Numbers 141 and 142

      In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 , Business Combinations, and SFAS No. 142 , Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed or initiated after June 30, 2001 SFAS No. 141 also specifies criteria that must be met before intangible assets acquired in a purchase method business combination can be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, tested for impairment (at least annually) in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 , “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of ”.

      The Company adopted the provisions of SFAS No. 141 in June 2001 and will adopt SFAS No. 142 effective January 1, 2002. In accordance with SFAS No. 142, Goodwill and other intangible assets acquired in business combinations that were completed before July 1, 2001 were amortized until the adoption of SFAS No. 142.

      As the Company represents one reporting unit, as defined by SFAS No. 142, goodwill has been evaluated on a consolidated basis. The Company determined that the fair value of its goodwill exceeded the carrying value as of January 1, 2002 and, accordingly, there will be no impairment upon adoption of SFAS No. 142. In addition, as prescribed by SFAS No. 142, the Company will no longer amortize goodwill beginning January 1, 2002.

      In the connection with the adoption with Statement 142, the Company determined that its intangible assets have an indefinite life. Accordingly, the Company will be required to test these intangible assets in accordance with the provisions of Statement 142 and will no longer amortize these intangibles beginning January 1, 2002. The Company has also determined that the fair value of its intangible assets exceeded their carrying values as of January 1, 2002 and, accordingly, there is no impairment upon adoption of Statement 142.

      As of the proposed date of adoption, January 1, 2002, the Company has unamortized goodwill in the amount of $106.4 million and unamortized identifiable intangible assets in the amount of $165.0 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill and intangible assets was $16.4 million for the year ended December 31, 2001.

  Statement of Financial Accounting Standards Number 143

      Also in June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation, as a liability, in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. The Company is also required to record a corresponding asset that is depreciated over the useful life of the asset. Under SFAS No. 143, the asset retirement liability is to be adjusted each accounting period to reflect the passage of time and any changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The Company does not currently have a significant amount of asset retirement obligation and therefore believes the adoption of SFAS No. 143 will not have a material impact on the Company’s financial statements.

  Statements of Financial Accounting Standards Number 144

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (Opinion 30), Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions , for the disposal of a segment of a business (as previously defined in Opinion 30). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale. The Company is required to adopt SFAS No. 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. The adoption of SFAS No. 144 for long-lived assets held for use will not have an impact on the Company’s financial statements. The provisions of SFAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The Company’s revolving credit facility has a variable interest rate. Accordingly, the Company’s interest expense could be materially affected by future fluctuations in the applicable interest rate. At December 31, 2001, the Company had no borrowings under the revolving credit facility.

      We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred. As of December 31, 2001, we had Television Notes totaling $175.0 million and Intermediate Notes totaling $71.6 million due in the years 2004 and 2005, respectively. Effective October 1, 2000, the Television Notes began accruing cash interest. The interest payment on these notes amounts to approximately $9.5 million every six months. Cash interest on the Intermediate Notes is payable semi-annually, in arrears, commencing on March 31, 2003. Based upon the quoted market price, the fair values of the senior discount notes and senior secured discount notes were $168.0 and $52.0 million, respectively, as of December 31, 2001.

Item 8. Financial Statements and Supplemental Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
ACME Communications, Inc.:

      We have audited the accompanying consolidated balance sheets of ACME Communications, Inc. and subsidiaries as of December 31, 2001 and December 31, 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedules listed in the index of Item 14. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACME Communications, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ KPMG LLP

Los Angeles, California
February 13, 2002

ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	As of December 31,

	2000	2001

	(In thousands)
Current assets:
Cash and cash equivalents	$31,037	$17,275
Restricted cash	—	1,741
Accounts receivable, net	15,005	13,563
Current portion of programming rights	12,477	14,539
Prepaid expenses and other current assets	1,017	1,475
Deferred income taxes	1,139	809

Total current assets	60,675	49,402
Property and equipment, net	29,471	36,493
Programming rights, net of current portion	10,984	20,490
Intangible assets, net	287,748	271,357
Other assets	10,567	9,184

Total assets	$399,445	$386,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,337	$8,660
Accrued liabilities	9,354	13,279
Current portion of programming rights payable	12,108	14,121
Current portion of obligations under lease	2,271	3,290

Total current liabilities	31,070	39,350
Programming rights payable, net of current portion	10,205	19,931
Obligations under lease, net of current portion	7,258	9,436
Other liabilities	250	363
Deferred income taxes	15,614	2,416
10 7/8% senior discount notes	175,000	175,000
12% senior secured notes	54,722	62,424

Total liabilities	294,119	308,920

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized, 16,750,000 shares issued and outstanding	168	168
Additional paid-in capital	130,808	131,337
Accumulated deficit	(25,650)	(53,499)

Total stockholders’ equity	105,326	78,006

Total liabilities and stockholders’ equity	$399,445	$386,926

See the notes to the consolidated financial statements

ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	1999	2000	2001

	(In thousands, except per share data)
Net revenues	$60,008	$73,443	$70,065
Operating expenses:
Station operating expenses	45,675	54,141	56,509
Depreciation and amortization	17,325	20,885	21,306
Corporate	6,398	3,522	3,769
Equity-based compensation	39,688	529	529

Operating loss	(49,078)	(5,634)	(12,048)
Other income (expenses):
Interest income	499	1,497	1,031
Interest expense	(28,694)	(27,275)	(29,257)
Gain (loss) on sale of assets, net	(11)	1,504	(18)
Other expense	—	(255)	(193)

Loss before income taxes and minority interest	(77,284)	(30,163)	(40,485)
Income tax benefit	4,420	8,125	12,636

Loss before minority interest	(72,864)	(22,038)	(27,849)
Minority interest	2,085	—	—

Net loss	$(70,779)	$(22,038)	$(27,849)

Pro forma net loss per share:
Loss before income taxes and minority interest,	$(77,284)	$(30,163)	$(40,485)
Pro forma tax benefit	12,259	8,125	12,636

Loss before minority interest	(65,025)	(22,038)	(27,849)
Pro forma minority interest allocation	1,629	—	—

Pro forma net loss	$(63,396)	$(22,038)	$(27,849)

Pro forma net loss per share, basic and diluted	$(7.96)	$(1.32)	$(1.66)

Basic and diluted weighted average common shares outstanding	7,961,379	16,750,000	16,750,000

See the notes to the consolidated financial statements

ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

	(In thousands)
Balance at December 31, 1998	5,180	$52	$30,780	$(29,419)	$1,413
Equity-based compensation	1,720	17	39,671	—	39,688
Issuance of stock options in exchange for long-term incentive plan	—	—	738	—	738
Conversion of convertible debt	3,926	40	29,200	—	29,240
Acquisition of minority interest	924	9	21,241	—	21,250
Initial public offering	5,000	50	105,235	—	105,285
Termination of non-taxable status	—	—	(96,586)	96,586	—
Net loss	—	—	—	(70,779)	(70,779)

Balance at December 31, 1999	16,750	168	130,279	(3,612)	126,835
Equity-based compensation	—	—	529	—	529
Net loss	—	—	—	(22,038)	(22,038)

Balance at December 31, 2000	16,750	168	130,808	(25,650)	105,326
Equity-based compensation	—	—	529	—	529
Net loss	—	—	—	(27,849)	(27,849)

Balance at December 31, 2001	16,750	$168	$131,337	$(53,499)	$78,006

See the notes to the consolidated financial statements

ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	1999	2000	2001

	(In thousands)
Cash flows from operating activities:
Net loss	$(70,779)	$(22,038)	$(27,849)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,325	20,886	21,306
Amortization of program rights	8,475	13,662	14,740
Amortization of debt issuance costs	1,044	1,607	1,511
Amortization of discount on 10 7/8% senior discount notes	16,247	13,305	—
Amortization of discount on 12% senior secured notes	5,918	6,752	7,702
Minority interest allocation	(2,085)	—	—
Equity-based compensation	39,688	529	529
Long-term incentive compensation	738	—	—
Deferred taxes	(4,420)	(8,441)	(12,867)
(Gain) loss on sale of assets, net	11	(1,504)	18
Changes in assets and liabilities:
(Increase) decrease in accounts receivables, net	(3,248)	(915)	1,442
Increase in prepaid expenses	(622)	(418)	(458)
(Increase) decrease in other assets	(105)	104	463
Increase in accounts payable	1,145	1,767	1,323
Increase in accrued liabilities	4,021	1,125	3,980
Payments for programming rights	(9,936)	(13,109)	(14,625)
Increase (decrease) in other liabilities	907	(47)	112

Net cash provided by (used in) operating activities	4,324	13,265	(2,673)

Cash flows from investing activities:
Purchase of property and equipment	(8,587)	(9,958)	(12,157)
Proceeds from sale of assets	—	2,634	230
Purchases of and deposits for station interests and related	(72,118)	(866)	(618)

Net cash used in investing activities	(80,705)	(8,190)	(12,545)

Cash flows from financing activities:
Increase in revolving credit facility	32,000	—	—
Payments on revolving credit facility	(40,000)	—	—
Increase in bridge loan	15,000	—	—
Payments on bridge loan	(15,000)	—	—
Proceeds from initial public offering	115,000	—	—
Costs of initial public offering	(9,715)	—	—
Cash restricted as collateral under capital lease facilities	—	—	(1,741)
Proceeds from capital lease facilities	3,173	3,772	5,707
Payments on capital lease obligations	(1,232)	(1,656)	(2,510)

Net cash provided by financing activities	99,226	2,116	1,456

Net increase (decrease) in cash	22,845	7,191	(13,762)
Cash at beginning of period	1,001	23,846	31,037

Cash at end of period	$23,846	$31,037	$17,275

Cash payments for:
Interest	$2,591	$831	$20,021
Taxes	$80	$316	$269

Non-cash Transactions:
Program rights in exchange for program rights payable	$20,107	$10,841	$26,308
Exchange of note receivable and option deposit as purchase consideration for station interest	$7,000	$—	$—
Acquisition of minority interest of ACME Intermediate Holdings, LLC	$21,250	$—	$—
Conversion of convertible debentures into common stock	$29,240	$—	$—

See the notes to the consolidated financial statements.

ACME COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of the Business and Formation

  Formation and Presentation

      ACME Communications, Inc. was formed on July 23, 1999, in preparation for and in conjunction with an initial public offering of its stock.

      On September 27, 1999, the Board of Advisors of ACME Television Holdings, LLC and its members approved a merger and reorganization (the “Reorganization”), whereby ACME Communications became the direct parent of ACME Television Holdings. As a result of the Reorganization, ACME Communications is the ultimate parent of ACME Intermediate Holdings, LLC (“ACME Intermediate”), and its wholly-owned subsidiary ACME Television, LLC (“ACME Television”). All transactions contemplated as part of the Reorganization closed on October 5, 1999.

      Among the significant transactions of the Reorganization were the exchange of shares of the Company’s common stock for members’ units, management carry units and convertible debt of ACME Television Holdings. The common stock exchanged for members’ units in ACME Television Holdings was recorded at historical cost. The management carry units were treated as a variable compensation plan. As the number of shares of common stock issued to the holders of the management carry units were fixed and fully vested, compensation expense was recorded for the difference between the fair value of the shares issued and the expense previously recorded for the management carry units. The convertible debt was converted pursuant to its original conversion terms, and accordingly, no gain or loss was recognized. Also, the Company acquired the minority interest in ACME Intermediate Holdings for 923,938 shares of the Company’s common stock. The acquisition of the minority interest was accounted for at fair market value.

      The financial statements for the year ended December 31, 1999 give effect to the exchange of common stock for members’ units.

      On October 5, 1999, the Company completed its initial public offering of 5,000,000 shares of common stock at $23 per share, before underwriters’ discounts and other issuance costs. The Company received net proceeds of approximately $105 million.

      The accompanying consolidated financial statements are presented for ACME Communications, Inc. (“ACME” or the “Company”) and its wholly-owned subsidiaries. Segment information is not presented since all of the Company’s revenues are attributed to a single reportable segment.

  Nature of Business

      ACME Communications is a holding company with no independent operations other than its indirect wholly-owned subsidiary, ACME Television. ACME Television, through its wholly-owned subsidiaries, owns and operates the following ten commercially licensed broadcast television stations located throughout the United States:

Network
Station – Channel	Market	Affiliation

KPLR – 11	St. Louis	WB
KWBP – 32	Portland, OR	WB
KUWB – 30	Salt Lake City	WB
KWBQ – 19	Albuquerque – Santa Fe	WB
KASY – 50	Albuquerque – Santa Fe	UPN
WBDT – 26	Dayton	WB
WBXX – 20	Knoxville	WB
WIWB – 14	Green Bay – Appleton	WB
WTVK – 46	Ft. Myers – Naples	WB
WBUI – 23	Champaign – Springfield – Decatur	WB

ACME COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

  Cash and Cash Equivalents

      The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and claims to cash that are restricted as to their withdrawal and/or use are considered restricted cash.

  Accounts Receivable

      Accounts receivable are presented net of the related allowance for doubtful accounts which totaled $1,009,000 and $1,193,000 at December 31, 2000 and 2001, respectively.

  Concentration of Credit Risk and Fair Value of Financial Statements

      Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable and cash. Due to the short-term nature of these instruments, the carrying value approximates the fair market value. The Company believes that concentrations of credit risk with respect to accounts receivable, which are unsecured, are limited due to the Company’s ongoing relationship with its clients. The Company provides its estimate of uncollectible accounts. The Company has not experienced significant losses relating to accounts receivable. The estimated fair market value of ACME Intermediate’s 12% senior discount notes and ACME Television’s 10 7/8% senior secured notes was approximately $52 million and $168 million, respectively, at December 31, 2001.

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

ACME COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are removed from the appropriate accounts and any gain or loss is included in the results of current operations. The principal lives used in determining depreciation rates of various assets are as follows:

Buildings and Improvements	20 – 30 years
Broadcast and other equipment	3 – 20 years
Furniture and fixtures	5 – 7 years
Vehicles	5 years

      In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation, as a liability, in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. The Company is also required to record a corresponding asset that is depreciated over the useful life of the asset. Under SFAS No. 143, the asset retirement liability is to be adjusted each accounting period to reflect the passage of time and any changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003.

  Intangible Assets

      Intangible assets consist of broadcast licenses and goodwill, both of which are amortized on a straight-line basis over a 20-year life.

	December 31,

	2000	2001

	(In thousands)
Broadcast licenses	$200,188	$200,213
Goodwill	127,810	127,810

Total intangible assets	327,998	328,023
Less: accumulated amortization	(40,250)	(56,666)

Net intangible assets	$287,748	$271,357

      In June 2001, the FASB issued SFAS No. 141 , Business Combinations, and SFAS No. 142 , Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that must be met before intangible assets acquired in a purchase method business combination can be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, tested for impairment (at least annually) in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 , “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of”.

      The Company adopted the provisions of SFAS No. 141 in June 2001 and will adopt SFAS No. 142 effective January 1, 2002. In accordance with SFAS No. 142, Goodwill and other intangible assets acquired in business combinations that were completed before July 1, 2001 were amortized until the adoption of SFAS No. 142.

      As the Company represents one reporting unit, as defined by SFAS No. 142, goodwill has been evaluated on a consolidated basis. In addition, as prescribed by SFAS No. 142, the Company will no longer amortize goodwill beginning January 1, 2002.

ACME COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      In the connection with the adoption with Statement 142, the Company determined that its intangible assets have an indefinite life. Accordingly, the Company will be required to test these intangible assets in accordance with the provisions of Statement 142 and will no longer amortize these intangibles beginning January 1, 2002.

      As of the proposed date of adoption, January 1, 2002, the Company has unamortized goodwill in the amount of $106.4 million and unamortized identifiable intangible assets in the amount of $165.0 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill and intangible assets was $16.4 million for the year ended December 31, 2001.

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

  Local Marketing Agreements

      In connection with station acquisitions, and pending FCC approval of the transfer of license assets, the Company generally enters into local marketing agreements with the sellers. Under the terms of these agreements, the Company obtains the right to program and sell advertising time on 100% of the station’s inventory of broadcast time, incur certain operating expenses and may make payments to the sellers. As the holder of the FCC license, the seller/ licensee retains ultimate control and responsibility for all programming broadcast on the station. The Company, in turn, records revenues from the sale of advertising time and operating expenses for costs incurred. Included in the accompanying consolidated statements of operations for the years ended December 31, 1999, 2000, and 2001 are net revenues of $125,000, $0 and $0, respectively, that relate to local marketing agreements. Payments of fees to the sellers for the years ended December 31, 1999, 2000, and 2001 were $27,500, $0 and $0 respectively. At December 31, 2001, the Company was not obligated for any future payments to sellers.

  Carrying Value of Long-lived Assets

      The Company follows Statement of Financial Accounting Standards No. 121 (Statement 121), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The carrying value of long-lived assets (tangible, identifiable intangible, and goodwill) is reviewed if the facts and circumstances suggest that they may be impaired. For purposes of this review, assets are grouped at the station level, which is the lowest level for which there are identifiable cash flows. If this review indicates that an asset’s carrying value will not be recoverable, as determined based on future expected, undiscounted cash flows, the carrying value is reduced to fair market value.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (Opinion 30), Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in Opinion 30). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale. The Company is required to adopt SFAS No. 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. The adoption of SFAS No. 144 for long-

ACME COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

lived assets held for use will not have an impact on the Company’s financial statements. The provisions of SFAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

  Debt Discount

      The Company issued its 12% Senior Secured Discount Notes and 10 7/8% Senior Discount Notes at a discount from the face value of the notes. The 10 7/8% Senior Discount Notes are fully accreted, the Company is accreting the discount on the 12% Senior Secured Discount Notes using the level yield method.

  Income Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      Prior to the Reorganization, ACME Television Holdings, LLC was a limited liability company, therefore, no income taxes have been provided for its operations other than at its subsidiary ACME Television of Missouri, Inc. which is a “C” corporation subject to federal and state taxation. Any liability or benefit from the Company’s non-taxable entities’ consolidated income or loss is the responsibility of, or benefit to, the individual members.

      In conjunction with the Reorganization, the Company terminated its non-taxable status. In conjunction with this termination, the Company recorded deferred tax assets and liabilities at the termination date for the difference between the financial statement carrying amount and tax bases of assets and liabilities.

  Loss per Share

      The Company calculates loss per share in accordance with SFAS No. 128 , “Earnings Per Share”. SFAS No. 128 requires a presentation of basic earnings per share (“EPS”) and diluted EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company, similar to fully diluted EPS under Accounting Principles Board Opinion No. 15. In calculating diluted EPS, no potential shares of common stock are to be included in the computation when a loss from continuing operations available to common stockholders exists. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures.

      The Company calculated pro forma net loss per share for 1999 based upon the historical results of operations adjusted to reflect (i) a provision for income taxes on historical earnings before income taxes, which gives effect to the change in the Company’s income tax status to a C corporation and (ii) the impact on the net loss allocated to minority interests.

      In addition, the Company has reflected the exchange of common stock for units for the year ended December 31, 1999.

ACME COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Stock options outstanding amounting to approximately 2.8 million, 3.3 million and 2.5 million shares at December 31, 1999, 2000, and 2001, respectively, were not included in the computation of diluted EPS because to do so would have been antidilutive.

  Accounting for Stock Options

      The Company has adopted Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” which establishes a fair value based method of accounting for stock-based compensation. SFAS No. 123 encourages but does not require entities to adopt its provisions in place of the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”. SFAS No. 123 permits entities to recognize the expense of all stock-based awards over the vesting period of the awards. The expense is calculated based on the fair value at the date of grant. Alternatively, APB No. 25 requires that the expense of stock-based employee compensation be recognized based on the difference, if any, between the quoted market price of the stock and the amount the employee must pay to acquire the stock. APB No. 25 specifies various dates to be used to determine the quoted market price, depending on whether the terms of the stock-based compensation award are fixed or variable. Under SFAS No. 123 if an entity elects to follow APB No. 25 it must provide pro forma net income disclosure for employee stock option grants made, as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

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

  Reclassifications

      Certain amounts previously reported in 1999 and 2000 have been reclassified to conform to the 2001 financial statement presentation.

(3) Property and Equipment

      Property and equipment consist of the following:

	December 31,

	2000	2001

	(In thousands)
Land	$541	$541
Buildings and improvements	5,459	6,100
Broadcast and other equipment	29,111	33,861
Furniture and fixtures	909	711
Vehicles	470	565
Construction in process	2,954	9,354

Total property and equipment, at	39,444	51,132
Less: Accumulated depreciation	(9,973)	(14,639)

Net property and equipment	$29,471	$36,493

ACME COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Included in property and equipment are assets subject to capital leases with a total cost of $12,844,000 and $18,551,000 and the associated accumulated depreciation of $3,648,000 and $5,009,000 at December 31, 2000 and 2001, respectively. The construction in process account includes transmitters and other equipment purchased mainly for our upgrade to digital broadcasting capabilities.

(4) Acquisitions

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

      In May 1998 the Company and the majority owners of KUPX entered into an agreement with another broadcaster in Salt Lake City to (i) swap KUPX for KUWB, subject to FCC approval (ii) enable the Company to operate KUWB under a local marketing agreement and (iii) enable the owner of KUWB to operate KUPX under a local marketing agreement. Pursuant to the LMA’s, the Company retains all operating revenues and expenses (excluding depreciation and amortization) of KUWB and the owner of KUWB retains all operating revenues and expenses (excluding depreciation and amortization) of KUPX. In March 1999, the FCC approved the swap of KUPX for KUWB and the transaction closed during the third quarter of 1999. The Company has accounted for the swap as a business combination and has recorded KUPX at its fair value. There was no significant difference between the fair value of KUPX and the historical cost of KUWB.

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

      On April 23, 1999, the Company acquired the non-FCC license assets of three Paxson Communication Corporation stations serving the Dayton, OH, Green Bay – Appleton, WI and Champaign – Decatur – Springfield, IL markets for $32.0 million. On June 23, 1999, following FCC approval of the transfer of the FCC licenses to ACME, the Company acquired the licenses and completed the acquisition of the three stations by making a final payment to PCC of $8.0 million. The Company entered into local marketing agreements with the seller wherein the Company, effective June 2, 1999, retained all revenues generated by the stations, bore all operating expenses of the stations (excluding amortization) and had the right to program the stations (subject to the seller’s ultimate authority for programming) and the stations’ existing programming commitments. The local marketing agreement terminated upon the consummation of the acquisition. Consequently, under the local marketing agreement the revenues and operating expenses (excluding amortization) of the station are included in the Company’s results of operations from June 2, 1999 to June 23, 1999. The purchase of the FCC licenses was recorded on the consolidated balance sheet of the Company on June 23, 1999 and the Company’s results of operations includes revenues and expenses (including amortization of intangible assets) beginning June 24, 1999. The Company financed this $40.0 million transaction by a $25.0 million borrowing under its revolving credit agreement and a $15.0 million loan from certain of its members (the “Bridge Loan”). The acquisition was accounted for using the purchase method. The excess of the purchase price over the fair market value of the assets acquired of approximately $35.6 million has been

ACME COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recorded as intangible broadcast licenses and goodwill, all of which are being amortized over a period of 20 years.

      On December 3, 1999, the Company acquired substantially all of the assets and assumed certain liabilities of station KASY TV-50, serving the Albuquerque – Santa Fe, New Mexico market, from Ramar Communications (“Ramar”) for approximately $27 million. The Company entered into an interim LMA arrangement with Ramar to begin operating the station effective November 1, 1999. The interim LMA terminated upon the completion of the acquisition. Under the local marketing agreement, all of the revenues and operating expenses (excluding depreciation and amortization) of the station are included in the Company’s results of operations from November 1, 1999 to December 3, 1999. The purchase transaction was recorded on December 3, 1999 and the Company’s results of operations (including depreciation and amortization) beginning December 3, 1999.

      The unaudited pro forma financial information for the year ended December 31, 1999, set forth below reflects the net revenues and net loss assuming the KUWB, KWBQ, KASY, WBDT, WBUI and WIWB transactions had taken place at the beginning of each respective year. This unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisitions occurred on January 1, 1999.

Year ended
December 31, 1999

Net revenues	$63,109
Net loss	(74,576)
Net loss per share	$(9.37)

(5) Unit Offering and 12% Senior Secured Discount Notes

      On September 30, 1997, ACME Intermediate issued 71,634 Units (the “Unit Offering”) consisting of 71,634 membership units (representing 8% of the ACME Intermediate’s outstanding membership equity) and $71,634,000 (par value at maturity) in 12% senior secured discount notes due 2005 (the “Intermediate Notes”). Cash interest on the Intermediate Notes is payable semi-annually in arrears, commencing with the six-month period ending March 31, 2003. The Intermediate Notes mature on September 30, 2005 and may not be prepaid without penalty prior to October 1, 2003. The net proceeds from the Unit Offering, after the deduction of underwriter fees and other related offering costs, were $38.3 million and were received by the Company on September 30, 1997. The Company allocated approximately $4.2 million of such net proceeds to minority interest, $35.6 million to the Intermediate Notes and $1.5 million to prepaid financing costs — the latter which is being amortized over the eight-year term of the Intermediate Notes. The Intermediate Notes contain certain covenants and restrictions including restrictions on future indebtedness and restricted payments, as defined, and limitations on liens, investments, transactions with affiliates and certain asset sales. The Company was in compliance with all such covenants and restrictions at December 31, 2001. In connection with the Reorganization the membership units issued in the Unit Offering (representing a minority interest) were acquired by the Company for shares of the Company’s stock. The acquisition of minority interest was recorded based upon the fair market value of the stock issued.

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

ACME COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) 10 7/8% Senior Discount Notes

      On September 30, 1997, ACME Television issued 10 7/8% senior discount notes due 2004 (the “Television Notes”) with a face value of $175,000,000 and received $127,370,000 in gross proceeds from such issuance. The Television Notes provide for semi-annual cash interest payments starting on March 31, 2001. At December 31, 2000 and 2001 $4,758,000 in accrued interest on the Television Notes was included in current accrued liabilities. The Television Notes are effectively subordinated to ACME Television’s bank revolver and to ACME Television’s capital equipment finance facilities. The Television Notes mature on September 30, 2004. The Television Notes may not be prepaid without penalty prior to October 1, 2003.

      The Television Notes contain certain covenants and restrictions including restrictions on future indebtedness and limitations on investments, and transactions with affiliates. ACME Television was in compliance with all such covenants and restrictions at December 31, 2001.

      Costs associated with the issuance of these notes, including the underwriters fees and related professional fees are included in long-term other assets and are being amortized over the seven year term of the Television Notes.

      ACME Television’s subsidiaries (hereinafter referred to in this section collectively as Subsidiary Guarantors) are fully, unconditionally, and jointly and severally liable for ACME Television’s Notes. The Subsidiary Guarantors are wholly owned and constitute all of ACME Television’s direct and indirect subsidiaries except for ACME Finance Corporation, a wholly owned finance subsidiary of ACME Television with essentially no assets or independent operations that is jointly and severally liable with the Company on the Television Notes. The Company has not included separate financial statements of the aforementioned subsidiaries because (i) ACME Television is a holding company with no independent operations other than its investments in its subsidiaries and (ii) the separate financial statements and other disclosures concerning such subsidiaries are not deemed material to investors.

(7) Bank Revolver

      ACME Television had a revolving credit facility (the “Loan Agreement”) with Canadian Imperial Bank Corporation (CIBC), as agent and lead lender. Under the terms of the Loan Agreement, advances bore interest at a base rate, that at our option, was either the bank’s prime rate or LIBOR, plus a spread. Commitment fees were charged at a rate of .5% per annum, paid quarterly, on the unused portion of the facility. On December 29, 2000, the Loan Agreement was amended to provide less restrictive financial covenants and the Company voluntarily reduced the Banks’ aggregate commitment from $36 million to $30 million as of December 31, 2000 and the commitment amortization rate was reduced throughout the balance of the term. The aggregate commitment at December 31, 2001 was $22 million. The term of the agreement was to end September 30, 2002. As of December 31, 2000 and 2001 there were no outstanding balances under the Loan Agreement. ACME Television was not in compliance with all of the material covenants of the Loan Agreement at December 31, 2001.

      In February 2002, the Company completed the replacement of the revolving credit facility with Foothill Capital Corporation, as both agent and lender. The new revolving facility, which like its predecessor is secured by all of the Company’s television station assets, allows for borrowings up to $30 million, contains less restrictive financial covenants and expires May 31, 2004. The agent is obligated to use its reasonable best efforts to increase the facility to $40 million via the placement of additional syndication, but there is no assurance such a placement will be completed. Under this agreement, the Company has the option to borrow at an interest rate determined by either a base rate (Wells Fargo Banks’ prime rate) plus 3 percentage points, or at the LIBOR rate plus 4.25 percentage points. The financial covenants, which are quarterly tests beginning March 31, 2002, included in the new facility are (a) minimum EBITDA, (b) maximum total leverage, (c) minimum cash interest coverage, (d) minimum net tangible worth and (e) maximum capital expendi-

ACME COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

tures (annual basis only). In addition to the financial covenants, the facility contains negative covenants which require the lender’s approval for certain station acquisitions and dispositions.

      Costs associated with the procuring of bank credit facilities, including loan fees and related professional fees, are included in long-term other assets and are amortized over the term of the facilities. There is approximately $292,000 in capitalized cost related to the CIBC facility as of December 31, 2001 that will be expensed in the first quarter of 2002.

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

(10) Commitments and Contingencies

  Obligations Under Operating Leases

      The Company is obligated under non-cancelable operating leases for office space, office equipment, broadcast equipment and tower sites. Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2001 are:

(In thousands)

2002	$1,941
2003	1,864
2004	1,770
2005	1,365
2006	1,286
Thereafter	10,266

Total	$18,492

      Total rental expense under operating leases for the twelve months ended December 31, 1999, 2000 and 2001 was approximately $850,000, $1,740,000 and $1,785,000, respectively.

ACME COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Obligations Under Capital Leases

      As of December 31, 2001, certain equipment was leased under capital equipment facilities. Future minimum lease payments under capital leases as of December 31, 2001 are:

(In thousands)

2002	$4,164
2003	3,603
2004	2,878
2005	2,601
2006	830
Thereafter	1,199

Total	15,275
Less: Amount representing interest	(2,549)

Present value of minimum lease payments	12,726
Less: Current portion	(3,290)

Long-term portion	$9,436

  Program Rights Payable

      Commitments for program rights that have been executed, but which have not been recorded in the accompanying financial statements, as the underlying programming is not yet available for broadcast, were approximately $50,768,000 as of December 31, 2001.

      Maturities on the Company’s program rights payables (including commitments not recognized in the accompanying financial statements due to the lack of current availability for broadcast) for each of the next five years are:

(In thousands)

2002	$16,232
2003	19,128
2004	15,936
2005	12,487
2006	7,209
Thereafter	13,828

Total	$84,820

  Certain Compensation Arrangements

      In June 1997, the Company issued an aggregate of 100 management carry units to certain members of management. These units entitled holders to certain distribution rights upon achievement of certain returns by non-management investors and are subject to forfeiture or repurchase by the Company in the event of termination of each individual’s employment by the Company under certain specified circumstances. These management carry units were accounted for as a variable plan and expensed as it became probable that any such distributions would be made. The Company determined the value of these at the issuance date to be immaterial. Upon the closing of the IPO these management carry units were exchanged for fully vested shares of our common stock. During 1999, the Company recorded an expense of $39.6 million relating to the units. No expense was recorded relating to these units in 2000 or 2001.

ACME COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Legal Proceedings

      The Company is, from time to time, involved in litigation incidental to the conduct of our business. The Company is not currently a party to any lawsuit or proceeding that we believe would have a material adverse effect on our financial condition, results of operations or liquidity.

(11) Income Taxes

      The income tax expense (benefit) consists of the following:

	Year ended December 31,

	1999	2000	2001

	(In thousands)
Current:
Federal income taxes	$—	$—	$—
State income taxes	—	316	232

Total current tax expense	$—	$316	$232
Deferred:
Federal income taxes	$(4,420)	$(7,517)	$(10,669)
State income taxes	—	(924)	(2,199)

	(4,420)	(8,441)	(12,868)

Total income tax benefit	$(4,420)	$(8,125)	$(12,636)

      The differences between the income tax benefit and income taxes computed using the U.S. Federal statutory income tax rates (34%) consist of the following:

	Year ended December 31,

	1999	2000	2001

	Expense/(Benefit)
	(In thousands)
Tax benefit at U.S. Federal rate	$(25,567)	$(10,255)	$(13,758)
State income taxes, net of Federal tax benefit	(489)	(627)	(1,301)
Termination of non-taxable status	(953)	—	—
Losses allocated to LLC members	7,193	—	—
Nondeductible expenses	15,202	2,373	2,030
Other	194	384	393

Income tax benefit	$(4,420)	$(8,125)	$(12,636)

      Prior to the Company’s reorganization into a “C” corporation in October 1999, the Company was a limited liability corporation and, therefore, all federal tax attributes were passed through to the members of the Company,

ACME COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

other than those tax attributes for its Missouri operations which are organized as “C” corporations. The data listed below take into consideration the tax effect to the Company after its reorganization.

	Year Ended December 31,

	2000	2001

	(In thousands)
Current deferred tax assets:
Accrued vacation	$200	$260
State income taxes	49	79
Bad debt and other reserves	386	457
Deferred revenue	141	55
Other	363	(42)

Total current deferred tax assets	1,139	809

Non-current deferred tax liabilities:
Fixed asset depreciation	(146)	(572)
Intangible amortization	(27,164)	(29,438)
Book interest expense for original issue discount on 12% Senior Secured Discount Notes, due 2005	3,184	6,127
Deferred compensation	546	760
Net operating loss carryforward	9,575	21,056
Program amortization	(1,801)	(354)
Charitable contributions	98	97
Other	94	(92)

Total non-current	(15,614)	(2,416)

Total net deferred income tax liabilities	$(14,475)	$(1,607)

      At December 31, 2001, the Company had, for federal tax purposes, net operating loss carryforwards totaling approximately $55.1 million that expire at various dates through 2021. The Internal Revenue Code substantially restricts the ability of a corporation to utilize existing net operating losses and credits in the event of an “ownership change”. Therefore, the Company’s net operating loss carryforwards for federal income tax purposes may be limited if changes in ownership occur. For state tax purposes the Company had approximately $54.7 million in net operating loss carryforwards that expire at various dates through 2021. Of this $54.7 million approximately $8.0 million relating to the state of New Mexico expire at various dates through 2006 and approximately $1.5 million relating to the state of California expire at various dates through 2011.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in specific tax jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making the assessment. Based primarily upon the reversal of temporary differences which will become deductible, management has concluded that it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2001 and 2000.

(12) Related Party Transactions

      The Company’s stations have entered into affiliation agreements and, from time to time, related marketing arrangements with The WB Network. Jamie Kellner, Chairman of the Board and Chief Executive Officer, is the chief executive officer of The WB Network.

ACME COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      In connection with the acquisition of WBUI, WIWB and WBDT in June of 1999, we paid CEA, Inc. a broker’s fee of $125,000. CEA, Inc. also received compensation from the seller in connection with the purchase of WBUI, WIWB and WBDT. At the time of the transaction one of our directors, Mr. Collis, was an officer of an affiliate of CEA, Inc. Mr. Collis is no longer affiliated with CEA, Inc. or its affiliate.

(13) Defined Contribution Plan

      In 1998, the Company established a 401(k) defined contribution plan (the Plan) which covers all eligible employees (as defined in the Plan). Participants are allowed to make non-forfeitable contributions up to 15% of their annual salary, but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service. The Company currently matches 50% of the amounts contributed by each participant but does not match participants’ contributions in excess of 6% of their contribution per pay period. The Company contributed and expensed $173,000 to the Plan for the year ended December 31, 1999, $273,000 for the year ended December 31, 2000 and $331,000 for the year ended December 31, 2001.

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

      Currently outstanding options represent 10-year stock option grants. The outstanding option grants consist of:

•	Options to acquire 283,500 shares upon conversion of our long-term incentive compensation plan awards. These options were granted at an exercise price of $15.00 per share and vest in equal thirds on December 31, 2000, 2001 and 2002.

•	Options to acquire approximately an additional 341,500 shares granted as incentives to employees and other eligible persons. Of these grants, options to acquire 58,500 shares were granted at an exercise price of $18.00 per share and options to acquire 283,000 shares were granted at $23.00 per share, the initial public offering price of our shares of common stock. These options vest in equal installments over five years.

•	Options to acquire an additional 2,209,091 shares, or approximately 13% of our common stock after giving effect to the Company’s initial public offering, were granted to Messrs. Kellner, Gealy, and Allen. Of this number, options to acquire 838,635 shares were granted to Mr. Kellner, options to acquire 685,228 shares were granted to Mr. Gealy, and options to acquire 685,228 shares were granted to Mr. Allen. These options were granted at $23.00 per share, the initial public offering price of our

ACME COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

shares of common stock and vest in four equal annual installments. The first installment vested on September 29, 2000. On November 12, 2001 Messrs. Kellner, Gealy and Allen entered into a Stock Option Cancellation and Amendment Agreement that cancelled 419,318, 342,613 and 342,613, respectively, (50%) of these options. Vesting of these options accelerates upon a change of control, death, disability or termination without cause.

•	Options to acquire 451,000 shares granted as incentives to employees during the year ended December 31, 2000. These options were granted at exercise prices ranging from $9.13 to $25.06 per share (market price at the date of grant) and vest equally over five years.

•	Options to acquire 478,000 shares granted as incentives to employees during the year ended December 31, 2001. These options were granted at exercise prices ranging from $6.95 to $10.56 per share (market price at the date of grant) and vest equally over three years.

      Stock option activity during the years ended December 31, 1999, 2000 and 2001 consisted of the following:

	1999		2000		2001

		Weighted		Weighted		Weighted
	Number of	Average Price	Number of	Average Price	Number of	Average Price
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Stock options outstanding, beginning of year	—	$—	2,831,591	$22.56	3,263,391	$21.31
Options granted:
1999 at $15.00 to $23.00 per share	2,834,091	22.56	—	—	—	—
2000 at $9.13 to $25.06 per share	—	—	451,050	16.49	—	—
2001 at $6.95 to $10.56 per share	—	—	—	—	478,000	7.00
Options forfeited or terminated	2,500	23.00	19,250	23.38	1,209,118	22.55
Options exercised	—	—	—	—	—	—

Stock options outstanding, end of year	2,831,591	$22.56	3,263,391	$21.31	2,532,273	$18.02

Stock options exercisable, end of year	552,273	$23.00	1,263,785	$22.36	1,213,485	$21.27

Options available for grant, end of year	1,368,409		936,609		1,667,727

      The following table summarizes information concerning currently outstanding and exercisable options:

	Outstanding Stock Options			Exercisable Stock Options

		Weighted-Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise		Contractual	Exercise	Shares	Exercise
Prices	Shares	Life	Price	Exercisable	Price

$6.95-$10.00	691,050	9.6 years	$7.65	43,700	$9.13
$10.56-$15.00	273,500	7.7 years	$14.92	179,000	$15.00
$18.00-$24.88	1,567,723	7.8 years	$23.14	700,849	$23.03

	2,532,273			923,549

      The Company applies Accounting Principles Board Opinion No. 25 and related interpretations, in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for options

ACME COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

granted at or above fair market value at the time of grant. For the grants that were made at an option price lower than fair market value at the time of grant, compensation expense of $132,000 was recognized in the fourth quarter of 1999 (the first quarter of the vesting period) and $529,000 for the years ended December 31, 2000 and 2001. The options granted at below fair market value at the date of grant were granted upon conversion of the Company’s Long Term Incentive Plan (“LTIP”) in 1999. The Company recognized compensation expense under the LTIP of $338,000 during the year ended December 31, 1999. All amounts expensed prior to the conversion of the LTIP ($738,000) are netted against the total of the below market option compensation expense to arrive at the expense to be recognized over the vesting period of such options.

      Had the Company chosen to adopt the provisions of Statement of Financial Accounting Standards No. 123, and recognized compensation cost based upon the fair value of all options granted (including those granted at or above fair market value) at the date of grant, the Company’s net loss (in thousands) and net loss per share for the years ended December 31, 1999, 2000 and 2001 would have been as follows:

	As Reported			Proforma

	1999	2000	2001	1999	2000	2001

Net loss to common stockholders	$(70,779)	$(22,038)	$(27,849)	$(72,403)	$(29,395)	$(35,683)
Net loss per common share	$(7.96)	$(1.32)	$(1.66)	$(9.09)	$(1.75)	$(2.13)

      The fair value of the options granted were used to calculate the pro forma net income and net income per common share above, on the date of grant, using a binomial option-pricing model with the following weighted average assumptions:

	1999	2000	2001

Dividend yield	—	—	—
Expected volatility	50.00	121.00%	140.58%
Risk free interest rate	6.11%	5.87%	3.25%
Expected life (in months)	60	60	60
Weighted average fair value of grants	$12.03	$13.99	$5.29

(15) Selected Quarterly Data (Unaudited)

					Year to
	Q-1	Q-2	Q-3	Q-4	Date

	(In thousands, except per share data)
2001
Net revenues	$16,481	$18,895	$16,693	$17,996	$70,065
Operating loss	(3,424)	(1,889)	(2,729)	(4,006)	(12,048)
Net loss	(6,892)	(6,251)	(6,733)	(7,973)	(27,849)
Net loss per common share	(0.41)	(0.37)	(0.40)	(0.48)	(1.66)
2000
Net revenues	$16,218	$19,169	$18,045	$20,011	$73,443
Operating loss	(2,921)	(851)	(901)	(961)	(5,634)
Net loss	(6,190)	(4,185)	(6,295)	(5,368)	(22,038)
Net loss per common share	(0.37)	(0.25)	(0.38)	(0.32)	(1.32)

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)1. Financial Statements

      The following financial statements are included in Item 8:

ACME Communications, Inc. and Subsidiaries:

•	Consolidated Balance Sheets as of December 31, 2001 and December 31, 2000.

•	Consolidated Statements of Operations for the years ended December 31, 2001, December 31, 2000 and December 31, 1999.

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2001, December 31, 2000 and December 31, 1999.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2001, December 31, 2000 and December 31, 1999.

•	Notes to the Consolidated Financial Statements.

      (a)2. Financial Statement Schedules

      The following financial statement schedules are included in Item 14 (d):

      Schedule I — Condensed Financial Information of ACME Communications, Inc. (Parent Company):

•	Balance Sheet as of December 31, 2001 and December 31, 2000.

•	Statements of Operations for the years ended December 31, 2001, December 31, 2000 and December 31, 1999.

•	Statements of Stockholders’ Equity for the years ended December 31, 2001, December 31, 2000 and December 31, 1999.

•	Statements of Cash Flows for the years ended December 31, 2001, December 31, 2000 and December 31, 1999.

•	Notes to the Condensed Financial Statements

      Schedule II — Valuation and Qualifying Accounts

      All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto, included in Item 8 herewith.

      (a)3. Exhibits

Exhibit
Number	Exhibit Description

2.1(4)	Form of Agreement and Plan of Reorganization Relating to the Capitalization of ACME Communications, Inc. by and among the parties listed in the signature pages thereof.
2.2(4)	Form Exchange Agreement among ACME Communications, Inc. and the parties listed on the signature pages thereto.
2.3(4)	Form of Agreement of Merger by and among ACME Television Holdings, LLC, ACME Communications, Inc. and ACME Communications Merger Subsidiary, LLC.
3.1(4)	Form of Restated Certificate of Incorporation of ACME Communications, Inc., a Delaware corporation.
3.2(4)	Form of Restated Bylaws of ACME Communications, Inc.

Exhibit
Number	Exhibit Description

4.1(1)	Indenture, dated September 30, 1997, by and among ACME Intermediate Holdings, LLC and ACME Intermediate Finance, Inc., as Issuers, and Wilmington Trust Company.
4.2(1)	Indenture, dated September 30, 1997, by and among ACME Television, LLC and ACME Finance Corporation, as issuers, the Guarantors named therein, and Wilmington Trust Company.
4.3(2)	First Supplemental Indenture, dated February 11, 1998, by and among ACME Television, LLC and ACME Finance Corporation, the Guarantors named therein, and Wilmington Trust Company.
4.4(2)	Second Supplemental Indenture, dated March 13, 1998, by and among ACME Television, LLC and ACME Finance Corporation, the Guarantors named therein, and Wilmington Trust Company.
4.5(3)	Third Supplemental Indenture, dated August 21, 1998, by and among ACME Television, LLC and ACME Finance Corporation, as issuers, the Guarantors named therein, and Wilmington Trust Company. Network Partners, L.P.
10.1(4)	Form of Employment Agreement, as amended, by and between ACME Communications, Inc. and Doug Gealy.
10.2(4)	Form of Employment Agreement, as amended, by and between ACME Communications, Inc. and Tom Allen.
10.3(4)	Consulting Agreement, as amended, by and between ACME Communications, Inc. and Jamie Kellner.
10.4(4)	Employment Agreement, dated September 27, 1999 by and between ACME Communications, Inc. and Ed Danduran.
10.5*	Amended and Restated Voting Agreement by and among ACME Communications Inc. and the parties on the signature pages thereto, dated October 5, 2001.
10.6*	Loan and Security Agreement by and among ACME Television, LLC, the Lenders that are signatories thereto and Foothill Capital Corporation as Arranger and Administrative Agent dated as of February 13, 2002.
21.0(5)	Subsidiaries of Registrant.

*	Filed herewith.

(1)	Incorporated by reference to the Registration Statement for ACME Intermediate Holdings, LLC on Form S-4, File No. 333-4027, filed on November 14, 1997.

(2)	Incorporated by reference to ACME Intermediate Holdings LLC’s Quarterly Report on Form 10-Q for the period ending March 31, 1998.

(3)	Incorporated by reference to ACME Intermediate Holdings LLC’s Quarterly Report on Form 10-Q for the period ending September 30, 1998.

(4)	Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1, File No.333-84191, filed on September 29, 1999.

(5)	Incorporated by reference to ACME Communications, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACME Communications, Inc.

April 1, 2002	/s/ Thomas D. Allen
--------------------------------------------------- Thomas D. Allen Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JAMIE KELLNER Jamie Kellner	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 1, 2002

/s/ DOUGLAS GEALY Douglas Gealy	President and Chief Operating Officer and Director	April 1, 2002

/s/ THOMAS D. ALLEN Thomas D. Allen	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	April 1, 2002

/s/ JAMES COLLIS James Collis	Director	April 1, 2002

/s/ THOMAS EMBRESCIA Thomas Embrescia	Director	April 1, 2002

/s/ BRIAN MCNEILL Brian McNeill	Director	April 1, 2002

/s/ DARRYL SCHALL Darryl Schall	Director	April 1, 2002

SCHEDULE I

ACME COMMUNICATIONS, INC.

(Parent Company)

CONDENSED FINANCIAL INFORMATION

BALANCE SHEETS

	December 31,

	2000	2001

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,690	$12,995

Total current assets	20,690	12,995
Investment in and advances to subsidiaries	65,580	47,050
Intangible asset, net	19,784	18,729

Total assets	$106,054	$78,774

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$123	$40
Accrued liabilities	11	10
Deferred income taxes	594	718

Total current liabilities	728	768

Total liabilities	728	768

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized, 16,750,000 shares issued and outstanding	168	168
Additional paid-in capital	130,808	131,337
Accumulated deficit	(25,650)	(53,499)

Total stockholders’ equity	105,326	78,006

Total liabilities and stockholders’ equity	$106,054	$78,774

See accompanying notes to the condensed financial statements

SCHEDULE I (Continued)

ACME COMMUNICATIONS, INC.

(Parent Company)

CONDENSED FINANCIAL INFORMATION

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,

	1999	2000	2001

	(In thousands)
Administrative expense	$(16)	$(233)	$(340)
Amortization of intangible asset	(264)	(1,055)	(1,055)

Total operating expenses	(280)	(1,288)	(1,395)
Interest income	418	1,249	804
Interest expense	(3,192)	—	—
Other income expense	—	—	(2)

Loss before equity in the net loss of subsidiaries and income taxes	(3,054)	(39)	(593)
Equity in the net loss of subsidiaries	(67,548)	(21,405)	(26,923)

Loss before income taxes	(70,602)	(21,444)	(27,516)
Income tax expense	(177)	(594)	(333)

Net loss	$(70,779)	$(22,038)	$(27,849)

See accompanying notes to the condensed financial statements.

SCHEDULE I (Continued)

ACME COMMUNICATIONS, INC.

(Parent Company)

CONDENSED FINANCIAL INFORMATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

	(In thousands)
Balance at December 31, 1998	5,180	$52	$30,780	$(29,419)	$1,413
Equity-based compensation	1,720	17	39,671	—	39,688
Issuance of stock OPTIONS in exchange for long-term incentive plan	—	—	738	—	738
Conversion of convertible debt	3,926	40	29,200	—	29,240
Acquisition of minority interest	924	9	21,241	—	21,250
Initial public offering	5,000	50	105,235	—	105,285
Termination of non-taxable status	—	—	(96,586)	96,586	—
Net loss	—	—	—	(70,779)	(70,779)

Balance at December 31, 1999	16,750	168	130,279	(3,612)	126,835
Equity-based compensation	—	—	529	—	529
Net loss	—	—	—	(22,038)	(22,038)

Balance at December 31, 2000	16,750	168	130,808	(25,650)	105,326
Equity-based compensation	—	—	529	—	529
Net loss	—	—	—	(27,849)	(27,849)

Balance at December 31, 2001	16,750	$168	$131,337	$(53,499)	$78,006

See accompanying notes to the condensed financial statements.

SCHEDULE I (Continued)

ACME COMMUNICATIONS, INC.

(Parent Company)

CONDENSED FINANCIAL INFORMATION

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	1999	2000	2001

	(In thousands)
Cash flows from operating activities:
Net loss	$(70,779)	$(22,038)	$(27,849)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of goodwill	264	1,056	1,055
Amortization of debt issuance costs	492	—	—
Equity in net loss of subsidiary	67,548	21,405	26,923
Deferred taxes	177	417	124

Changes in assets and liabilities
Decrease in accounts receivables, net	119	112	—
Increase (decrease) in accounts payable	240	(117)	(83)
Increase (decrease) in other current liabilities	1,692	(38)	—
Increase (decrease)in accrued expenses	335	(78)	(1)

Net cash provided by operating activity	88	719	169

Cash flows from investing activities:
Purchase of station interests	(62,655)	—	—
Investments in and advances to subsidiaries	(22,932)	137	(7,864)

Net cash provided by (used in) investing activities	(85,587)	137	(7,864)
Cash flows from financing activities:
Initial public offering, net of expenses	105,285	—	—

Net cash provided by financing activities	105,285	—	—
Net increase (decrease) in cash	19,786	856	(7,695)
Cash at beginning of period	48	19,834	20,690

Cash at end of period	$19,834	$20,690	$12,995

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$1,230	$—	$—
Taxes	$—	$204	$220

Non-cash transactions:
Conversion of convertible debt	$29,240	$—	$—
Acquisition of minority interest of ACME Intermediate Holdings, LLC	$21,250	$—	$—

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

      On September 27, 1999, the Board of Advisors of ACME Television Holdings, LLC and its members approved a merger and reorganization (the “Reorganization”), whereby ACME Communications became the direct parent of ACME Television Holdings, LLC. As a result of the Reorganization, ACME Communications is the ultimate parent of ACME Intermediate Holdings, LLC, and its wholly-owned subsidiary ACME Television, LLC. All transactions contemplated as part of the Reorganization closed on October 5, 1999.

      Among the significant transactions of the Reorganization were the exchange of shares of the Company’s common stock for members’ units, management carry units and convertible debt of ACME Television Holdings, LLC. The common stock exchanged for members’ units in ACME Television Holdings, LLC was recorded at historical cost. The management carry units were treated as a variable compensation plan. As the number of shares of common stock issued to the holders of the management carry units were fixed and fully vested, compensation expense was recorded for the difference between the fair value of the shares issued and the MCU expense previously recorded. The convertible debt was converted pursuant to its original conversion terms, and accordingly, no gain or loss was recognized. Also, the Company acquired the minority interest in ACME Intermediate Holdings, LLC for 923,938 shares of the Company’s common stock. The acquisition of the minority interest was accounted for at fair market value.

      The financial statements give effect to the exchange of common stock for members’ units for the year ended December 31, 1999.

      On October 5, 1999, the Company completed its initial public offering of 5,000,000 shares of common stock at $23 per share, before underwriters’ discounts and other issuance costs. The Company received net proceeds of approximately $105 million.

      The accompanying condensed financial statements are presented for ACME Communications, Inc.

2. Cash Dividends

      There have been no cash dividends declared by the Company.

3. Intangible asset

      The acquisition of ACME Intermediate Holdings LLC’s minority interest during the Reorganization in October of 1999 was accounted for at fair market value. The difference between the fair market value and the carrying value of the minority interest was $21,103,000 and was recorded as an intangible asset with a useful life of 20 years. Amortization expense for the year ended December 31, 1999 was $264,000 and $1,055,000 for the years ended December 31, 2000 and 2001.

4. Long-Term Debt

      There are no cash interest payments due on ACME Intermediate Holdings, LLC’s Senior Secured Discount Notes until March 31, 2003. At December 31, 2000 and 2001, ACME Television, LLC has $4,758,000 included in accrued liabilities for the interest payments due March 31, 2001 and 2002, respectively, on ACME Television, LLC’s Senior Discount Notes.

ACME COMMUNICATIONS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For The Years Ended December 31, 1999 and December 31, 2000 and December 31, 2001

	Balance at	Additions		Balance at
	Beginning	Charged to		End of
Allowance for Doubtful Accounts	of Period	Expense	Deductions	Period

	(In thousands)
Year ended December 31, 1999	555	485	324	716
Year ended December 31, 2000	716	562	269	1,009
Year ended December 31, 2001	1,009	739	555	1,193

EXHIBIT INDEX

Exhibit
Number	Description

2.1(4)	Form of Agreement and Plan of Reorganization Relating to the Capitalization of ACME Communications, Inc. by and among the parties listed in the signature pages thereof.
2.2(4)	Form Exchange Agreement among ACME Communications, Inc. and the parties listed on the signature pages thereto.
2.3(4)	Form of Agreement of Merger by and among ACME Television Holdings, LLC, ACME Communications, Inc. and ACME Communications Merger Subsidiary, LLC.
3.1(4)	Form of Restated Certificate of Incorporation of ACME Communications, Inc., a Delaware corporation.
3.2(4)	Form of Restated Bylaws of ACME Communications, Inc.
4.1(1)	Indenture, dated September 30, 1997, by and among ACME Intermediate Holdings, LLC and ACME Intermediate Finance, Inc., as Issuers, and Wilmington Trust Company.
4.2(1)	Indenture, dated September 30, 1997, by and among ACME Television, LLC and ACME Finance Corporation, as issuers, the Guarantors named therein, and Wilmington Trust Company.
4.3(2)	First Supplemental Indenture, dated February 11, 1998, by and among ACME Television, LLC and ACME Finance Corporation, the Guarantors named therein, and Wilmington Trust Company.
4.4(2)	Second Supplemental Indenture, dated March 13, 1998, by and among ACME Television, LLC and ACME Finance Corporation, the Guarantors named therein, and Wilmington Trust Company.
4.5(3)	Third Supplemental Indenture, dated August 21, 1998, by and among ACME Television, LLC and ACME Finance Corporation, as issuers, the Guarantors named therein, and Wilmington Trust Company. Network Partners, L.P.
10.1(4)	Form of Employment Agreement, as amended, by and between ACME Communications, Inc. and Doug Gealy.
10.2(4)	Form of Employment Agreement, as amended, by and between ACME Communications, Inc. and Tom Allen.
10.3(4)	Consulting Agreement, as amended, by and between ACME Communications, Inc. and Jamie Kellner.
10.4(4)	Employment Agreement, dated September 27, 1999 by and between ACME Communications, Inc. and Ed Danduran.
10.5*	Amended and Restated Voting Agreement by and among ACME Communications Inc. and the parties on the signature pages thereto, dated October 5, 2001.
10.6*	Loan and Security Agreement by and among ACME Television, LLC, the Lenders that are signatories thereto and Foothill Capital Corporation as Arranger and Administrative Agent dated as of February 13, 2002.
21.0(5)	Subsidiaries of Registrant.

*	Filed herewith.

(1)	Incorporated by reference to the Registration Statement for ACME Intermediate Holdings, LLC on Form S-4, File No. 333-4027, filed on November 14, 1997.

(2)	Incorporated by reference to ACME Intermediate Holdings LLC’s Quarterly Report on Form 10-Q for the period ending March 31, 1998.

(3)	Incorporated by reference to ACME Intermediate Holdings LLC’s Quarterly Report on Form 10-Q for the period ending September 30, 1998.

(4)	Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1, File No. 333-84191, filed on September 29, 1999.

(5)	Incorporated by reference to ACME Communications, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.