Form 10-Q
period 2002-03-31
ACME COMMUNICATIONS INC
filed 2002-05-15
CIK 1092013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-27105

ACME COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0866283
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

2101 E. Fourth Street, Suite 202 A
Santa Ana, California, 92705
(714) 245-9499
(Address and telephone number of principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

     As of May 13, 2002, ACME Communications, Inc. had 16,750,000 shares of common stock outstanding.

ACME COMMUNICATIONS, INC.

FORM 10-Q

Item
Number		Page

	Part I — Financial Information

Item 1.	Financial Statements

	ACME Communications, Inc. and Subsidiaries

	Consolidated Balance Sheets as of December 31, 2001 and March 31, 2002	3

	Consolidated Statements of Operations for the Three Months Ended March 31, 2001 and March 31, 2002	4

	Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2002	5

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and March 31, 2002	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

	Part II — Other Information

Item 1.	Legal Proceedings	14

Item 6.	Exhibits and Reports on Form 8-K	15

ACME Communications, Inc. and Subsidiaries
Consolidated Balance Sheets

	As of

	December 31,	March 31,
	2001	2002

		(Unaudited)
	(In thousands)
ASSETS

Current assets:
Cash and cash equivalents	$17,275	$12,688
Restricted cash	1,741	2,875
Accounts receivable, net	13,563	12,538
Current portion of programming rights	14,539	12,952
Prepaid expenses and other current assets	1,475	1,660
Deferred income taxes	809	—

Total current assets	49,402	42,713

Property and equipment, net	36,493	39,116
Programming rights, net of current portion	20,490	25,578
Intangible assets, net	271,324	271,324
Other assets	9,217	9,774

Total assets	$386,926	$388,505

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,660	$9,324
Accrued liabilities	13,279	14,794
Current portion of programming rights payable	14,121	12,952
Current portion of obligations under lease	3,290	3,998

Total current liabilities	39,350	41,068

Programming rights payable, net of current portion	19,931	24,559
Obligations under lease, net of current portion	9,436	11,119
Other liabilities	363	338
Deferred income taxes	2,416	30,780
10 7/8% senior discount notes	175,000	175,000
12% senior secured notes	62,424	64,478

Total liabilities	308,920	347,342

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized, 16,750,000 shares issued and outstanding	168	168
Additional paid-in capital	131,337	131,452
Accumulated deficit	(53,499)	(90,457)

Total stockholders’ equity	78,006	41,163

Total liabilities and stockholders’ equity	$386,926	$388,505

See the notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	For the Three Months Ended
	March 31,

	2001	2002

Net revenues	$16,481	$16,847

Operating expenses:
Station operating expenses	13,585	14,660
Depreciation and amortization	5,223	1,171
Corporate	965	898
Equity-based compensation	132	115

Operating income (loss)	(3,424)	3

Other income (expenses):
Interest income	430	73
Interest expense	(7,144)	(7,748)
Other expense	(49)	(49)

Loss before income taxes	(10,187)	(7,721)
Income tax benefit (expense)	3,295	(29,237)

Net loss	$(6,892)	$(36,958)

Net loss per share, basic and diluted	$(0.41)	$(2.21)

Basic and diluted weighted average common shares outstanding	16,750,000	16,750,000

See the notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2001	16,750	$168	$131,337	$(53,499)	$78,006
Equity-based compensation	—	—	115	—	115
Net loss	—	—	—	(36,958)	(36,958)

Balance at March 31, 2002 (unaudited)	16,750	$168	$131,452	$(90,457)	$41,163

See the notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,

	2001	2002

	(In thousands)
Cash flows from operating activities:
Net loss	$(6,892)	$(36,958)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,223	1,171
Amortization of program rights	3,515	4,064
Amortization of debt issuance costs	387	683
Amortization of discount on 12% senior secured notes	1,801	2,054
Equity-based compensation	132	115
Deferred taxes	(3,335)	29,237
Changes in assets and liabilities:
Decrease in accounts receivables, net	2,641	1,025
Increase in prepaid expenses	(300)	(185)
Increase in other assets	(172)	(222)
Increase (decrease) in accounts payable	(1,162)	3,531
Increase in accrued liabilities	5,143	1,536
Payments for programming rights	(3,531)	(4,132)
Increase in other liabilities	2	—

Net cash provided by operating activities	3,452	1,919

Cash flows from investing activities:
Purchase of property and equipment	(914)	(6,661)
Purchases of and deposits for station interests	—	(238)

Net cash used in investing activities	(914)	(6,899)

Cash flows from financing activities:
Payment of financing costs on credit facility	—	(780)
Cash restricted as collateral under capital lease facilities	—	(1,134)
Proceeds from capital lease facilities	—	3,274
Payments on capital lease obligations	(554)	(967)

Net cash provided by (used in) financing activities	(554)	393

Net increase (decrease) in cash	1,984	(4,587)
Cash at beginning of period	31,037	17,275

Cash at end of period	$33,021	$12,688

Cash payments for:
Interest	$258	$288
Taxes	$157	$77

Non-cash transactions:
Program rights in exchange for program rights payable	$53	$7,565

See the notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
For the three months ended March 31, 2001 and March 31, 2002

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

     In March 2002, we entered into a court-approved asset purchase agreement to buy substantially all of the broadcast assets of station WHPN serving the Madison, Wisconsin marketplace for a cash purchase price of $5.6 million. This agreement is subject to regulatory approvals and the satisfaction of other pre-closing conditions. We began operating the station under an interim LMA on April 1, 2002 and expect the transaction to close by mid-summer 2002.

     We also own the rights to acquire construction permits to build four other stations — three to be new WB Network affiliates in Lexington, KY, Richmond, VA and Flint-Saginaw-Bay Cities, MI and the fourth to be a second station, operated as an independent, in Portland, OR. The acquisition of these construction permits is dependent on the Federal Communications Commission approving the underlying applications. The aggregate purchase price for these four construction permits is approximately $18.4 million.

(2) Presentation of Interim Financial Statements

     Unless the context requires otherwise, references to the Company refer to ACME Communications, Inc and its wholly owned subsidiaries. Segment information is not presented because all of the Company’s revenues are attributed to a single reportable segment — television broadcasting.

     The accompanying consolidated financial statements for the three months ended March 31, 2001 and 2002 are unaudited and have been prepared in accordance with the generally accepted accounting principles of the United States of America, the instructions to this Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position and the results of operations, and cash flows for these periods. As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financials statements do not include all disclosures and footnotes normally included with annual consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2002. The results of operations presented in the accompanying financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     Certain amounts previously reported in 2001 have been reclassified to conform to the 2002 financial statement presentation.

(3) Intangible Assets — Adoption of Statements 142 and 144

     The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. Under SFAS No. 142, the Company will no longer amortize goodwill or intangible assets. As of December 31, 2001 and March 31, 2002, the Company had $106.3 million is unamortized goodwill and $165.0 million in unamortized broadcast licenses.

     Following is a reconciliation of the March 31, 2001 reported net loss to the net loss as it would have been if SFAS No. 142 had been effective on January 1, 2001:

	For the Three Months Ended
(In thousands, except per share data)	March 31,

	2001	2002

	(Unaudited)
Reported net loss	$(6,892)	$(36,958)
Add back:
Goodwill amortization	1,598	—
Broadcast licenses amortization	2,504	—
Income tax expense	(1,011)	—

Adjusted net loss	$(3,801)	$(36,958)

Basic and Diluted loss per share:
Reported net loss	$(0.41)	$(2.21)
Goodwill amortization	0.09	—
Broadcast licenses amortization	0.15	—
Income tax expense	(0.06)	—

Adjusted net loss	$(0.23)	$(2.21)

     Prior to January 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the realization of deferred tax assets (primarily consisting of net operating loss carryforwards) and the corresponding deferred tax benefits recorded by the Company. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. Accordingly, the Company recorded a one-time, non-cash charge totaling $28.4 million to deferred income tax expense in the quarter ended March 31, 2002 to establish a valuation allowance against its deferred tax assets.

     The Company also adopted the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” effective January 1, 2002. There was no write-down for impairment of these assets required as a result of the adoption of SFAS No. 144.

(4) Revolving Credit Facility

     In February 2002, the Company replaced its revolving credit facility. The new facility is with Foothill Capital Corporation, as both agent and lender. Like its predecessor, the new facility is secured by all of our television station assets. It allows for borrowings up to $30 million, contains less restrictive financial covenants than the previous facility and expires May 31, 2004. The agent is obligated to use its best efforts to increase the facility to $40 million via the placement of additional syndication, but there is no assurance such a placement will be completed. Under this agreement, the Company has the option to borrow at an interest rate determined by either a base rate (Wells Fargo Bank’s prime rate) plus 3 percentage points, or at the LIBOR rate plus 4.25 percentage points. The financial covenants, which are quarterly tests beginning March 31, 2002, included in the new facility are (a) minimum EBITDA, (b) maximum total leverage, (c) minimum net tangible worth and (d) maximum capital expenditures (annual basis only). In addition to the financial covenants, the facility contains negative covenants, which, among other restrictions, require the lender’s approval for certain station acquisitions and dispositions. At March 31, 2002 there were no borrowings under the facility and the Company was in compliance with all covenants.

     Costs associated with the procuring of bank credit facilities, including loan fees and related professional fees, are included in long-term other assets and are amortized over the term of the facilities. Approximately $292,000 in capitalized costs that related to the prior facility were expensed in the first quarter of 2002.

(5) Loss Per Common Share

     The Company calculates loss per share in accordance with SFAS No. 128, “Earnings Per Share”. SFAS No. 128 requires a presentation of basic earnings per share (“EPS”) and diluted EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company, similar to fully diluted EPS under APB No. 15. In calculating diluted EPS, no potential shares of common stock are to be included in the computation when a loss from continuing operations available to common stockholders exists. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures.

     Stock options outstanding amounting to 2,530,523 shares at March 31, 2002 were not included in the computation of diluted EPS because to do so would have been antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

     This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “expect,” “believe,” “potential,” or “might” or the negative of such terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and the television broadcast industry’s actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include those identified in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

     We are under no duty to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report on Form 10-Q.

Overview

     Our ten television stations are regionally diverse and range in size (based on television households) from the 22nd through the 82nd largest markets in the nation. All but one of our stations are affiliates of The WB Television Network. Our second station in the Albuquerque — Santa Fe marketplace is a UPN affiliate. KPLR — St. Louis, our only VHF station, has been broadcasting in that market for over 40 years and is considered a mature television station. Our other nine stations (our “Developing Stations”) have only been on the air, or achieving measurable ratings, for 2-5 years.

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

     Our primary ongoing operating expenses are programming costs, employee compensation, advertising and promotion expenditures and depreciation. Programming expense consists primarily of amortization of broadcast rights relating to syndicated programs as well as news production and sports rights fees. Changes in employee compensation expense result primarily from increases in total staffing levels, from adjustments to fixed salaries based on individual performance and inflation and from changes in sales commissions paid to our sales staff based on levels of advertising revenues. Advertising and promotion expenses consist primarily of media and related production costs resulting from the promotion of our stations and programs. This amount is net of any reimbursement received or due to us for such advertisement and promotion from The WB Network, UPN or from other program suppliers.

Results of Operations

     The following table sets forth our calculation of broadcast cash flow and adjusted EBITDA along with a summary of our statement of cash flow data for the periods indicated:

Other Operating Data:	Three Months ended March 31,

	2001	2002

	(Unaudited)
Broadcast cash flow and adjusted EBITDA (1):
Operating income (loss)	$(3,424)	$3
Add back:
Equity-based compensation	132	115
Depreciation and amortization	5,223	1,171
Amortization of program rights	3,515	4,064
Corporate expenses	965	898
Adjusted program payments (1)	(3,522)	(4,132)

Broadcast cash flow	2,889	2,119
Less:
Corporate expenses	965	898

Adjusted EBITDA	$1,924	$1,221
Broadcast cash flow margin (1)	17.5%	12.6%
Adjusted EBITDA margin (1)	11.7%	7.2%
Cash flows provided by (used in):
Operating activities	$3,452	$1,919
Investing activities	$(914)	$(6,899)
Financing activities	$(554)	$393

(1)	We define:

•	broadcast cash flow as operating income, plus equity-based compensation, depreciation and amortization, time brokerage fees, amortization of program rights, and corporate expenses, less program payments — the latter as adjusted to reflect reductions for liabilities relating to expired rights or rights which have been written-off in connection with acquisitions;

•	adjusted EBITDA as broadcast cash flow less corporate expenses;

•	broadcast cash flow margin as broadcast cash flow as a percentage of net revenues; and

•	adjusted EBITDA margin as adjusted EBITDA as a percentage of net revenues.

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

Quarter ended March 31, 2002 vs March 31, 2001

     Net revenues increased 2% to $16.8 million for the first quarter of 2002 compared to $16.5 million for the same period a year ago. When compared to the year-over-year quarterly declines experienced over the last three quarters, the growth of the first quarter 2002 reflects stabilized advertiser demand and increased ratings and revenue shares at our nine Developing Stations net of a modest decline in revenues at KPLR.

     Station operating expenses increased 8% to $14.7 million for first three months of 2002 compared to $13.6 million for the same period a year ago, reflecting our continued investment in programming, staffing and sales related costs at our Developing Stations.

     Depreciation and amortization decreased 78% to $1.2 million in the first quarter of 2002 compared to $5.2 million in the same period a year ago due to our adoption of SFAS No. 142. Under SFAS No. 142, our goodwill and other intangible assets are no longer amortized, and therefore, the $1.2 million in the first quarter of 2002 consists only of depreciation expense. This represents a 4% increase compared to our first quarter 2001 depreciation expense because of our capital expenditures to convert to digital broadcasting and to upgrade existing equipment.

     Corporate expenses decreased 7% to $898,000 for the first quarter of 2002 as compared to $965,000 for the same period a year ago due primarily to a reduction in professional fees and incentive compensation expense.

     Equity-based compensation of $115,000 in the first quarter of 2002 and $132,000 in the first quarter of 2001 relates to stock options issued upon the conversion of our long-term incentive plan awards during our IPO in September of 1999. These options were issued at a price below market value at the date of grant and therefore generate compensation expense over the life of the option. The decrease of $17,000 in 2002 is due to stock options that were forfeited by former employees upon leaving the Company.

     Interest expense increased to $7.7 million in the first quarter of 2002 compared to $7.1 million in the same period a year ago. This increase is primarily due to the increased interest expense on the higher accreted principal balance for our 12% senior secured notes and the accelerated amortization of prepaid financing costs associated with our former credit facility that was terminated in February 2002 (see “Liquidity and Capital Resources” below).

     The Company recorded net income tax expense of $29.2 million during the first quarter of 2002 compared to a benefit of $3.3 million in the corresponding quarter of 2001 due to the implementation of SFAS No. 142 on January 1, 2002. Prior to January 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the realization of deferred tax assets (primarily consisting of net operating loss carryforwards) and the corresponding deferred tax benefits recorded by the Company. As a result of the adoption of SFAS 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. Accordingly, the Company recorded a one-time, non-cash charge totaling $28.4 million to deferred income tax expense to establish a valuation allowance against its deferred tax assets.

     Broadcast cash flow (as defined) for the first quarter decreased 27% to $2.1 million compared to $2.9 million in the same period a year ago. This decrease was the result of our expense growth outstripping our revenue growth for the quarter due to continued investment in programming, staffing and sales related costs at our Developing Stations.

     Adjusted EBITDA (as defined) decreased 37% to $1.2 million for the first quarter of 2002 compared to $1.9 million adjusted EBITDA for the first quarter of 2001. This decrease reflects our decreased broadcast cash flow net of our decreased corporate expenses.

     The Company’s net loss for the first quarter was $37.0 million compared to a net loss for the first quarter of 2001 of $6.9 million. This $30.1 million increase in the Company’s net loss is primarily attributable to the one-time tax charge of $28.4 million incurred due to the adoption of SFAS No. 142, lower adjusted EBITDA and increased interest expense, net of a reduction in the amortization of intangibles of $4.1 million.

Liquidity and Capital Resources

     Cash flow provided by operating activities was $1.9 million for the three months ended March 31, 2002 compared to cash flow provided by operating activities of $3.5 million for the first three months of 2001. This decrease in cash flow relates primarily to decreased adjusted EBITDA and increased interest expense on capital lease facilities.

     Cash flow used in investing activities during the first three months of 2002 was $6.9 million compared to $914,000 used during the first three months of 2001. The $6.0 million increase is attributable primarily to increased purchases of broadcast and other related equipment in connection with our continued upgrade of our analog facilities and transition to digital broadcasting along with the deposit made for the purchase of WHPN, Madison, Wisconsin.

     Cash flow provided by financing activities was $393,000 for the first three months of 2002 compared to $554,000 used in financing activities in 2001. This increase relates to borrowings on our capital lease facilities, net of repayments and collateral, and the payment of financing costs on our new credit facility.

     In February 2002, we completed our new revolving credit facility with Foothill Capital Corporation, as both agent and lender. The new revolving facility, which like its predecessor is secured by all of our television station assets, allows for borrowings up to $30 million, contains less restrictive financial covenants and expires May 31, 2004. The agent is obligated to use its best efforts to increase the facility to $40 million via the placement of additional syndication, but there is no assurance such a placement will be completed. Under this agreement, we have the option to borrow at an interest rate determined by either a base rate (Wells Fargo Bank’s prime rate) plus 3 percentage points, or at the LIBOR rate plus 4.25 percentage points. The financial covenants, which are quarterly tests beginning March 31, 2002, included in the new facility are (a) minimum EBITDA, (b) maximum total leverage, (c) minimum net tangible worth and (d) maximum capital expenditures (annual basis only). In addition to the financial covenants, the facility contains negative covenants, which, among other restrictions, require the lender’s approval for certain, station acquisitions and dispositions. At March 31, 2002 we had no borrowings outstanding under the facility and we were in compliance with all covenants.

     In March 2002, upon posting an additional $1.1 million of restricted cash as collateral, we borrowed the final $3.3 million of our capital lease facility. Borrowings under our various capital lease facilities are generally paid over four to five years. At March 31, 2002, amounts due under all capital lease facilities was $15.1 million bearing an implicit average interest rate of 8.4% per annum. We expect to incur approximately $9 million in additional capital expenditures in 2002 as we conclude our transition to digital broadcasting, as required by the FCC. After this transition is completed, we expect that our capital expenditures, apart from those related to any pending and future acquisitions, will approximate $3 million per year.

     Effective October 1, 2000, the Company’s $175 million 10 7/8% Senior Discount Notes due September 30, 2004 began accruing cash interest. The interest payment on these notes amounts to approximately $9.5 million every six months and are due on March 31st and September 30th. Since the March 2002 payment date fell on a Sunday, the payment was made on Monday, April 1, 2002. The Company’s $71.6 million 12% Senior Secured Notes begin accruing cash interest on October 1, 2002, with the first semi-annual payment due on March 31, 2003.

     At March 31, 2002, the Company had $15.6 million of cash, $2.9 million of which is restricted to collateralize capital lease obligations, and working capital of $1.6 million.

     The Company believes that existing unrestricted cash balances, funds generated from operations and borrowings under its credit agreement will be sufficient to satisfy the Company’s cash requirements for its existing operations for at least the next twelve months. The Company expects that any future acquisitions of television stations, including the Madison, Wisconsin acquisition and any of the four construction permits, would be financed through these same sources and, if necessary, through additional debt and equity financings. There is no guarantee that such other means of raising capital will be at terms acceptable to the Company, and accordingly, current stockholders could be adversely affected by such financings.

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

   Programming Rights

     The Company’s programming rights are stated, on a gross basis, at the lower of amortized cost or estimated realizable value. The Company regularly evaluates estimated realizable value of programming rights based on current usage and revenue performance and projected future revenue and usage of such programs. Changes in the Company’s programming schedule could impact the estimated realizable value of programming. For the quarter ended March 31, 2001 programming rights impairment charges totaled $14,000. There was no impairment of programming rights during the quarter ended March 31, 2002.

   Impairment of Asset Values / Accounting for Intangibles

     The carrying values of our long-lived assets (tangible, identifiable intangible and goodwill) are reviewed for impairment based upon estimated future cash flows of the stations. As of March 31, 2002, the Company has not recorded any impairment related to long-lived assets. Future adverse changes in market conditions, changes in technology and other factors could reduce the expected future cash flows and result in an impairment charge.

   Revenue Recognition

     The Company records revenue from the sale of airtime related to advertising and contracted time at the time of broadcast. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company utilizes information available to the Company, including the timing of payments and the financial condition of our customers, to estimate the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. It should be noted that the Company does not have a significant concentration of accounts receivable from any single customer or industry segment.

   Accounting for Income Taxes

     Prior to January 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the realization of deferred tax assets (primarily consisting of net operating loss carryforwards) and the corresponding deferred tax benefits recorded by the Company. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. Accordingly, the Company recorded a one-time, non-cash charge totaling $28.4 million to deferred income tax expense in the quarter ended March 31, 2002 to establish a valuation allowance against its deferred tax assets. In the event we were to determine that we would be able to realize a deferred tax asset in the future that is in excess of the net recorded amount, an adjustment to the valuation allowance and a tax benefit would be recorded.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company’s credit facility has a variable interest rate. Accordingly, the Company’s interest expense could be materially affected by future fluctuations in the applicable interest rate. At March 31, 2002, the Company had no borrowings under the credit facility.

     We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred. We have senior discount notes totaling $175 million and senior secured discount notes totaling $71.6 million due in the years 2004 and 2005, respectively. Effective October 1, 2000, the senior discount notes began accruing cash interest. The interest payment on these notes amounts to approximately $9.5 million every six months. Effective October 1, 2002, the senior secured notes will begin accruing cash interest and the first semi-annual interest payment of approximately $4.2 million will be due on March 31, 2003. Based upon the quoted market price, the fair value of the senior discount notes and senior secured discount notes was $177.6 and $61.6 million, respectively, as of March 31, 2002.

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

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

10.1*	Stock Option Cancellation and Amendment Agreement by and between ACME Communications, Inc. and Jamie Kellner dated November 12, 2001.

10.2*	Stock Option Cancellation and Amendment Agreement by and between ACME Communications, Inc. and Douglas Gealy dated November 12, 2001.

10.3*	Stock Option Cancellation and Amendment Agreement by and between ACME Communications, Inc. and Thomas Allen dated November 12, 2001.

*   filed herewith

     (b)  Reports on Form 8-K

     The Company filed one report on Form 8-K with the Securities and Exchange Commission on April 11, 2002 containing disclosure pursuant to Item 9, “Regulation FD Disclosure”, regarding the Company’s consideration of a proposed purchase offer for one of its largest stations and the Board of Directors’ decision that it is in the best interest of the Company and its stockholders to consider the possible sale of that television station.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACME Communications, Inc.

Date: May 15, 2002	By:	/s/ THOMAS D. ALLEN

Thomas D. Allen Executive Vice President / CFO (Principal accounting officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1	Stock Option Cancellation and Amendment Agreement by and between ACME Communications, Inc. and Jamie Kellner dated November 12, 2001.

10.2	Stock Option Cancellation and Amendment Agreement by and between ACME Communications, Inc. and Douglas Gealy dated November 12, 2001.

10.3	Stock Option Cancellation and Amendment Agreement by and between ACME Communications, Inc. and Thomas Allen dated November 12, 2001.