Form 10-Q
period 2002-06-30
ACME COMMUNICATIONS INC
filed 2002-08-14
CIK 1092013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

     As of August 14, 2002, ACME Communications, Inc. had 16,750,000 shares of common stock outstanding.

ACME COMMUNICATIONS, INC.

FORM 10-Q

Item
Number		Page

Part I — Financial Information

Item 1.	Financial Statements

	ACME Communications, Inc. and Subsidiaries

	Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	3

	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2002 and June 30, 2001	4

	Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2002	5

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and June 30, 2001	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Part II — Other Information

Item 1.	Legal Proceedings	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 6.	Exhibits and Reports on Form 8-K	15

ACME Communications, Inc. and Subsidiaries
Consolidated Balance Sheets

	As of

	June 30,	December 31,
	2002	2001

	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,474	$17,275
Restricted cash	2,869	1,741
Accounts receivable, net	16,065	13,563
Current portion of programming rights	12,458	14,539
Prepaid expenses and other current assets	1,943	1,475
Deferred income taxes	—	809

Total current assets	35,809	49,402
Property and equipment, net	40,358	36,493
Programming rights, net of current portion	23,502	20,490
Intangible assets, net	271,324	271,324
Other assets	10,556	9,217

Total assets	$381,549	$386,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,847	$8,660
Accrued liabilities	9,788	13,279
Current portion of programming rights payable	12,425	14,121
Current portion of obligations under lease	4,035	3,290

Total current liabilities	35,095	39,350
Programming rights payable, net of current portion	22,537	19,931
Obligations under lease, net of current portion	10,110	9,436
Other liabilities	350	363
Deferred income taxes	31,422	2,416
Notes payable under revolving credit facility	5,446	—
10 7/8% senior discount notes	175,000	175,000
12% senior secured notes	66,672	62,424

Total liabilities	346,632	308,920

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized, 16,750,000 shares issued and outstanding	168	168
Additional paid-in capital	131,568	131,337
Accumulated deficit	(96,819)	(53,499)

Total stockholders’ equity	34,917	78,006

Total liabilities and stockholders’ equity	$381,549	$386,926

See the notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net revenues	$20,899	$18,895	$37,747	$35,376
Operating expenses:
Station operating expenses	16,240	14,431	30,901	28,016
Depreciation and amortization	1,281	5,174	2,452	10,397
Corporate expenses	1,028	1,046	1,926	2,011
Equity-based compensation	116	133	231	265
LMA fees	4	—	4	—

Operating income (loss)	2,230	(1,889)	2,233	(5,313)
Other income (expenses):
Interest income	11	272	84	702
Interest expense	(7,757)	(7,314)	(15,505)	(14,458)
Loss on sale of assets, net	(16)	(10)	(16)	(10)
Other expense	(105)	(46)	(154)	(95)

Loss before income taxes	(5,637)	(8,987)	(13,358)	(19,174)
Income tax benefit (expense)	(725)	2,736	(29,962)	6,031

Net loss	$(6,362)	$(6,251)	$(43,320)	$(13,143)

Net loss per share, basic and diluted	$(0.38)	$(0.37)	$(2.59)	$(0.78)

Basic and diluted weighted average common shares outstanding	16,750,000	16,750,000	16,750,000	16,750,000

See the notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2001	16,750	$168	$131,337	$(53,499)	$78,006
Equity-based compensation	—	—	231	—	231
Net loss	—	—	—	(43,320)	(43,320)

Balance at June 30, 2002 (unaudited)	16,750	$168	$131,568	$(96,819)	$34,917

See the notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,

	2002	2001

	(In thousands)
Cash flows from operating activities:
Net loss	$(43,320)	$(13,143)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,452	10,397
Amortization of program rights	8,017	7,076
Amortization of debt issuance costs	1,069	796
Amortization of discount on 12% senior secured notes	4,248	3,724
Equity-based compensation	231	265
Deferred taxes	29,815	(6,031)
Loss on sale of assets, net	16	10
Changes in assets and liabilities:
(Increase) decrease in accounts receivables, net	(2,502)	75
Increase in prepaid expenses	(468)	(285)
Increase in other assets	(53)	(200)
Increase (decrease) in accounts payable	3,054	(525)
Increase (decrease) in accrued liabilities	(3,495)	386
Payments for programming rights	(8,084)	(7,060)
Decrease in other liabilities	(7)	—

Net cash used in operating activities	(9,027)	(4,515)

Cash flows from investing activities:
Purchase of property and equipment	(9,200)	(3,082)
Proceeds from the sale of assets	—	230
Purchases of and deposits for station interests	(278)	(51)
Purchase of minority interest in automobile website	(871)	—

Net cash used in investing activities	(10,349)	(2,903)

Cash flows from financing activities:
Increase in revolving credit facility	5,446	—
Payment of financing costs on credit facility	(1,162)	—
Cash restricted as collateral under capital lease facilities	(1,128)	—
Proceeds from capital lease facilities	3,334	2,966
Payments on capital lease obligations	(1,915)	(1,049)

Net cash provided by financing activities	4,575	1,917

Net decrease in cash	(14,801)	(5,501)
Cash at beginning of period	17,275	31,037

Cash at end of period	$2,474	$25,536

Cash payments for:
Interest	$11,003	$10,021
Taxes	$146	$244

Non-cash transactions:
Program rights in exchange for program rights payable	$8,950	$1,914

See the notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
For the Six months ended June 30, 2001 and June 30, 2002

(1) Formation and Description of the Business

Formation

     ACME Communications, Inc. (the “Company”) was formed on July 23, 1999, in preparation for and in conjunction with an initial public offering of its stock.

     On September 27, 1999, the Board of Advisors of ACME Television Holdings, LLC and its members and the Board of Directors of the Company and its stockholder approved a merger and reorganization (the “Reorganization”), whereby the Company became the direct parent of ACME Television Holdings. As a result of the Reorganization, the Company is the ultimate parent of ACME Intermediate Holdings, LLC, (“ACME Intermediate”) and it’s wholly-owned subsidiary ACME Television, LLC. All transactions contemplated as part of The Reorganization closed on October 5, 1999.

Description of the Business

     ACME Communications is a holding company with no independent operations other than through its wholly-owned subsidiary, ACME Television. ACME Television, through its wholly-owned subsidiaries, owns and operates the following ten commercially licensed broadcast television stations located throughout the United States:

				Network
Station	Channel	Market	Rank	Affiliation

KPLR	11	St. Louis, MO	22	WB
KWBP	32	Portland, OR	23	WB
KUWB	30	Salt Lake City, UT	36	WB
KWBQ	19	Albuquerque-Santa Fe, NM	50	WB
KASY	50	Albuquerque-Santa Fe, NM	50	UPN
WBXX	20	Knoxville, TN	56	WB
WTVK	46	Ft. Myers-Naples, FL	63	WB
WBDT	26	Dayton, OH	69	WB
WIWB	14	Green Bay-Appleton, WI	81	WB
WBUI	23	Champaign-Springfield-Decatur, IL	83	WB

     In March 2002, we entered into a court-approved asset purchase agreement to buy substantially all of the broadcast assets of station WHPN, the UPN affiliate serving the Madison, Wisconsin marketplace, for a cash purchase price of $5.6 million. We began operating the station under an interim local marketing agreement (“LMA”) on April 1, 2002 and expect to switch the affiliation to The WB Television Network (“The WB”) by the end of August 2002 and to close the transaction during the fourth quarter of 2002.

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

(2) Presentation of Interim Financial Statements

     Unless the context requires otherwise, references to the Company refer to ACME Communications, Inc and its wholly-owned subsidiaries. Segment information is not presented because all of our revenues are attributed to a single reportable segment — television broadcasting.

     The accompanying consolidated financial statements for the three and six-month periods ended June 30, 2001 and 2002 are unaudited and have been prepared in accordance with the accounting principles generally accepted in the United States of America, the instructions to this Form 10-Q and Article 10 of Regulation S-X. In our opinion, such financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position and the results of operations, and cash flows for these periods. As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financials statements do not include all disclosures and footnotes normally included with annual consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC on April 1, 2002. The results of operations presented in the accompanying financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     Certain amounts previously reported in 2001 have been reclassified to conform to the 2002 financial statement presentation.

(3)  Intangible Assets — Adoption of Statements 142 and 144

     We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. Under SFAS No. 142, we will no longer amortize goodwill or intangible assets. As of December 31, 2001 and June 30, 2002, we had $106.3 million in unamortized goodwill and $165.0 million in unamortized broadcast licenses.

     In connection with the transitional goodwill impairment evaluation, SFAS 142 required us to perform an assessment of whether there was any indication that goodwill was impaired at the date of adoption. We performed the assessment on a consolidated basis and determined that there was not an indication of impairment. In addition, we determined that our intangible assets, comprised of FCC licenses, represented intangible assets with an indefinite life. We evaluated each asset for impairment in accordance with SFAS No. 142, based on the fair value of the intangibles. Based on this evaluation, we did not record any impairment of FCC licenses. The evaluation of impairment of goodwill and FCC licenses must be done at least annually and more frequently if events or circumstances indicate that the assets may be impaired.

     Following is a reconciliation of the June 30, 2001 reported net loss to the net loss as it would have been if SFAS No. 142 had been effective on January 1, 2001:

	For the Three Months Ended		For the Six Months Ended
(In thousands, except per share data)	June 30,		June 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Reported net loss	$(6,362)	$(6,251)	$(43,320)	$(13,143)
Add back:
Goodwill amortization	—	1,616	—	3,214
Broadcast licenses amortization	—	2,490	—	4,994
Income tax expense	—	(898)	—	(1,909)

Adjusted net loss	$(6,362)	$(3,043)	$(43,320)	$(6,844)

Basic and Diluted loss per share:
Reported net loss	$(0.38)	$(0.37)	$(2.59)	$(0.78)
Goodwill amortization	—	0.10	—	0.19
Broadcast licenses amortization	—	0.15	—	0.30
Income tax expense	—	(0.06)	—	(0.12)

Adjusted net loss	$(0.38)	$(0.18)	$(2.59)	$(0.41)

     Prior to January 1, 2002, we recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the realization of deferred tax assets (primarily consisting of net operating loss carryforwards) and the corresponding deferred tax benefits recorded. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. Accordingly, we recorded a one-time, non-cash charge totaling $28.4 million to deferred income tax expense in the first quarter of 2002 to establish a valuation allowance against its deferred tax assets.

     We also adopted the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” effective January 1, 2002. SFAS 144 requires us to evaluate long-lived assets for impairment when certain conditions exist, including a current period operating loss combined with a history of operating losses. In evaluating whether there is an impairment, the carrying value of the assets is compared to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. We evaluate long-lived assets at the station level. As of June 30, 2002, we have not recorded any impairment related to long-lived assets. Future adverse changes in market conditions, changes in technology and other factors could reduce the expected future cash flows and result in an impairment charge.

(4) Revolving Credit Facility

     In February 2002, we completed our new revolving credit facility with Foothill Capital Corporation, as both agent and lender. In June 2002, GE Capital became a co-lender under the agreement and maximum borrowings under the facility were increased to $40 million. The new facility is secured by all of our television station assets and expires May 31, 2004. Under this agreement, we have the option to borrow at an interest rate determined by either a base rate (Wells Fargo Bank’s prime rate) plus 3 percentage points, or at the LIBOR rate plus 4.25 percentage points. The financial covenants, which are quarterly tests, included in the new facility are (a) minimum EBITDA, (b) maximum total leverage, (c) minimum net tangible worth and (d) maximum capital expenditures (annual basis only). In addition to the financial covenants, the facility contains negative covenants, which, among other restrictions, require the lenders’ approval for certain station acquisitions and dispositions. At June 30, 2002 we had borrowings under the facility totaling $5.4 million and had $34.6 million available under the facility. We were in compliance with all covenants at June 30, 2002.

     Costs associated with the procuring of bank credit facilities, including loan fees and related professional fees, are included in long-term other assets and are amortized over the term of the facilities. Approximately $292,000 in capitalized costs that related to the prior facility were expensed in the first quarter of 2002.

(5) Loss Per Common Share

     We calculate loss per share in accordance with Statement of SFAS No. 128, “Earnings Per Share”. SFAS No. 128 requires a presentation of basic earnings per share (“EPS”) and diluted EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in our earnings, similar to fully diluted EPS under APB No. 15. In calculating diluted EPS, no potential shares of common stock are to be included in the computation when a loss from continuing operations available to common stockholders exists as this would be antidilutive. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures.

     Stock options outstanding amounting to 2,522,473 shares at June 30, 2002 were not included in the computation of diluted EPS because to do so would have been antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

     This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “anticipating,” “may,” “will,” “could,” “expect,” “believe,” “potential,” or “might” or the negative of such terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and the television broadcast industry’s actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include those identified in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

     We are under no duty to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.

     The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report on Form 10-Q.

Overview

     Our ten owned and operated television stations are regionally diverse and range in size (based on television households) from the 22nd through the 82nd largest markets in the nation. All but one of our stations are affiliates of The WB. Our second station in the Albuquerque — Santa Fe marketplace is a UPN affiliate. KPLR — St. Louis, our only VHF station, has been broadcasting in that market for over 40 years and is considered a mature television station. Our other nine stations (our “Developing Stations”) have only been on the air, or achieving measurable ratings, for 2-5 years. In addition, we currently operate under an LMA the UPN affiliate in Madison, WI. We expect to both complete our acquisition of this station and switch its affiliation to The WB during the second half of 2002.

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

     Our primary ongoing operating expenses are programming costs, employee compensation, sales related costs, advertising and promotion expenditures and depreciation. Programming expense consists primarily of amortization of broadcast rights relating to syndicated programs as well as news production costs and music licensing fees. Changes in employee compensation expense result primarily from increases in total staffing levels, from adjustments to fixed salaries based on individual performance and inflation and from changes in sales commissions paid to our sales staff based on levels of advertising revenues. Apart from salaries and commissions, most of our sales related expenses consist of rating and other subscription services. Advertising and promotion expenses consist primarily of media and related production costs resulting from the promotion of our stations and programs. This amount is net of any reimbursement received or due to us for such advertisement and promotion from The WB, UPN or from other program suppliers.

Results of Operations

     The following table sets forth our calculation of broadcast cash flow and EBITDA along with a summary of our statement of cash flow data for the periods indicated:

Other Operating Data:	Three Months ended June 30,		Six Months ended June 30,

	2002	2001	2002	2001

Broadcast cash flow and EBITDA(1):	(Unaudited)		(Unaudited)
Operating income (loss)	$2,230	$(1,889)	$2,233	$(5,313)
Add back:
Equity-based compensation	116	133	231	265
Depreciation and amortization	1,281	5,174	2,452	10,397
LMA fees	4	—	4	—
Amortization of program rights	3,953	3,561	8,017	7,076
Corporate expenses	1,028	1,046	1,926	2,011
Adjusted program payments(1)	(3,952)	(3,538)	(8,084)	(7,060)

Broadcast cash flow	4,660	4,487	6,779	7,376
Less:
Corporate expenses	1,028	1,046	1,926	2,011

EBITDA	$3,632	$3,441	$4,853	$5,365
Broadcast cash flow margin(1)	22.3%	23.7%	18.0%	20.9%
EBITDA margin(1)	17.4%	18.2%	12.9%	15.2%
Cash flows provided by (used in):
Operating activities			$(9,027)	$(4,515)
Investing activities			$(10,349)	$(2,903)
Financing activities			$4,575	$1,917

(1)	We define:

•	broadcast cash flow as operating income, plus equity-based compensation, depreciation and amortization, LMA fees, amortization of program rights, and corporate expenses, less program payments — the latter as adjusted to reflect reductions for liabilities relating to expired rights or rights that have been written-off in connection with acquisitions;

•	EBITDA as broadcast cash flow less corporate expenses;

•	broadcast cash flow margin as broadcast cash flow as a percentage of net revenues; and

•	EBITDA margin as EBITDA as a percentage of net revenues.

We have included broadcast cash flow, broadcast cash flow margin, EBITDA and EBITDA margin data because management believes that these measures are useful to an investor to evaluate our ability to service debt and to assess the earning ability of our stations’ operations. However, you should not consider these items in isolation or as substitutes for net income, cash flows from operating activities and other statement of operations or cash flows data prepared in accordance with accounting principles generally accepted in the United States of America. These measures are not necessarily comparable to similarly titled measures employed by other companies.

Quarter and Six Months ended June 30, 2002 vs June 30, 2001

     Net revenues increased 11% to $20.9 million for the second quarter of 2002 compared to $18.9 million for the same period a year ago while year-to-date net revenues were up 7% to $37.7 million for 2002 compared to $35.4 million for the first six months of 2001. Our double-digit second quarter revenue growth reflects increased market share performance at our Developing Stations, driven by sustained ratings growth, coupled with a return to moderate growth of television spending in almost all of our markets.

     Station operating expenses increased 13% to $16.2 million for the second quarter of 2002 compared to $14.4 million for the same period a year ago and increased 10% to $30.9 million for the six-month period ended June 30, 2002 compared with $28.0 million for the corresponding period in 2001. These increases are primarily due to increased programming expense which was up 17% for both the quarter and six-month periods compared to 2001 due to our continued investment in, and upgrade to, our program schedule. Sales and related expenses were up 15% for the quarter and 23% for the six month period as compared to the same periods in 2001, principally due to increased Nielsen’s ratings service charges. Engineering expenses increased 21% for the quarter and 10% for the six-month period due to new costs associated with our new digital facilities.

     Depreciation and amortization decreased 75% to $1.3 million in the second quarter of 2002 compared to $5.2 million in the same period a year ago and for the six-month period depreciation and amortization decreased 76% to $2.5 million, compared to $10.4 million for the same period in 2001, due to our adoption of SFAS No. 142. Under SFAS No. 142, our goodwill and other intangible assets are no longer amortized, and therefore, the $2.5 million for the six months ended June 30, 2002 consists only of depreciation expense relating to fixed assets. This represents a 12% increase compared to 2001 depreciation expense because of our capital expenditures to convert to digital broadcasting and to upgrade existing equipment.

     Corporate expenses decreased 2% to $1,028,000 for the second quarter of 2002 as compared to $1,046,000 for the same period a year ago. For the six-month period, corporate expenses decreased 4% to $1.9 million in 2002 compared to $2.0 million in 2001. These decreases are due primarily to a reduction in professional fees and incentive compensation provisions.

     Equity-based compensation of $116,000 in the second quarter of 2002 and $133,000 in the second quarter of 2001 and $231,000 and $265,000 for the six-months ended June 30, 2002 and 2001, respectively, relates to stock options issued upon the conversion of our long-term incentive plan awards during our IPO in September of 1999. These options were issued at a price below market value at the date of grant and therefore generate compensation expense over the life of the option. The decrease of $17,000 for the quarter and $34,000 year-to-date in 2002 is due to stock options that were forfeited by former employees.

     Interest expense increased to $7.8 million in the second quarter of 2002 compared to $7.3 million in the same period a year ago. For the six months ended June 30, 2002 interest expense increased to $15.5 compared to $14.5 million for the same period in 2001. This second quarter 2002 increase was primarily due to increased interest expense on the higher accreted principal balance for our 12% senior secured notes, increased interest expense on our capital lease facilities and to interest on new borrowings under our senior credit facility. Interest expense for the six-month period also includes the accelerated amortization of prepaid financing costs associated with our former credit facility that was terminated in February 2002 (see “Liquidity and Capital Resources” below).

     We recorded net income tax expense of $725,000 during the second quarter of 2002 compared to a benefit of $2.7 million in the corresponding quarter of 2001 and an expense of $30.0 million compared to a benefit of $6.0 million for the six month periods ended June 30, 2002 and 2001, respectively, due to the implementation of SFAS No. 142 on January 1, 2002. Prior to January 1, 2002, we recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the realization of deferred tax assets (primarily consisting of net operating loss carryforwards) and the corresponding deferred tax benefits were recorded . As a result of the adoption of SFAS 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. Accordingly, we recorded a one-time, non-cash charge totaling $28.4 million to deferred income tax expense to establish a valuation allowance against our deferred tax assets.

     Broadcast cash flow (as defined) for the second quarter increased 4% to $4.7 million compared to $4.5 million in the same period a year ago due to our revenue growth beginning to overcome our growth in expenses. On a year-to-date basis, broadcast cash flow decreased 8% to $6.8 million compared to $7.4 million in the same period a year ago. This decrease is the result of our expense growth in excess of our revenue growth during the six-month period due to continued investment in programming, staffing and sales related costs.

     EBITDA (as defined) increased 6% to $3.6 million for the second quarter of 2002 compared to $3.4 million EBITDA for the second quarter of 2001 on the strength of increased broadcast cash flow. On a year-to-date basis, adjusted EBITDA decreased 10% to $4.9 million compared to $5.4 million in the same period a year ago. This six-month decrease reflects our decreased broadcast cash flow net of our decreased corporate expenses.

     Our net loss for the second quarter was $6.4 million compared to a net loss for the second quarter of 2001 of $6.3 million. For the six months ended June 30, 2002 our net loss was $43.3 million compared to $13.1 million for the same period in 2001. The $111,000 decrease for the second quarter is primarily the result of increased tax expense that was offset by the $4.1 million decrease in amortization expense resulting from the adoption of SFAS No. 142. The $30.2 million increase in net loss for the six-month period is primarily attributable to lower adjusted EBITDA, increased interest expense, increased tax expense, and to the one-time tax charge of $28.4 million, net of a reduction in the amortization of intangibles of $8.2 million incurred due to the adoption of SFAS No. 142.

Liquidity and Capital Resources

     Cash flow used in operating activities was $9.0 million for the six months ended June 30, 2002 compared to cash flow used in operating activities of $4.5 million for the first six months of 2001. This increase in the use of cash relates primarily to our lower EBITDA compounded by reduced collections of net revenues as most of our increase in sales in 2002 occurred late in the second quarter and, therefore, will be collected in the following quarter. Interest expense was also higher for the six months ended June 30, 2002 compared to the prior year due to higher debt on our revolving credit and capital lease facilities.

     Cash flow used in investing activities during the first six months of 2002 was $10.3 million compared to $2.9 million used during the first six months of 2001. The $7.4 million increase is attributable to the purchases of broadcast and other equipment while we continue to improve technical facilities at our stations, a minority investment in an automobile-related website and the deposit made in connection with our pending purchase of WHPN, Madison, Wisconsin.

     Cash flow provided by financing activities of $4.6 for the first six months of 2002 constitutes an increase of $2.7 million over 2001, which relates to borrowings on our credit facility offset by the payment of financing costs and decreased net borrowings on our capital lease facilities (net of repayments and cash placed on deposit to secure such borrowings).

     In February 2002, we completed our new revolving credit facility with Foothill Capital Corporation, as both agent and lender. In June 2002, GE Capital became a co-lender under the agreement and maximum borrowings under the facility were increased to $40 million. The facility is secured by all of our television station assets and expires May 31, 2004. Under this agreement, we have the option to borrow at an interest rate determined by either a base rate (Wells Fargo Bank’s prime rate) plus 3 percentage points, or at the LIBOR rate plus 4.25 percentage points. The financial covenants, which are quarterly tests, included in the new facility are (a) minimum EBITDA, (b) maximum total leverage, (c) minimum net tangible worth and (d) maximum capital expenditures (annual basis only). In addition to the financial covenants, the facility contains negative covenants, which, among other restrictions, require the lenders’ approval for certain station acquisitions and dispositions. At June 30, 2002 we had borrowings under the facility totaling $5.4 million and had $34.6 million available under the facility. We were in compliance with all covenants at June 30, 2002.

     In March 2002, upon posting an additional $1.1 million of restricted cash as collateral, we borrowed the final $3.3 million of our most recent capital lease facility. Borrowings under our various capital lease facilities are generally paid over four to five years. At June 30, 2002, amounts due under all capital lease facilities totaled $14.1 million bearing an implicit average interest rate of 8.4% per annum.

     We expect to incur approximately $6 million in additional capital expenditures in 2002 as we conclude our transition to digital broadcasting, upgrade the Madison, WI station we anticipate purchasing and purchase the capital equipment for our new morning news show “The Daily Buzz” that we expect to launch this fall. We expect that our capital expenditures after 2002, apart from those related to any pending and future acquisitions, will approximate $3.5 million per year.

     Effective October 1, 2000, our $175 million 10 7/8% Senior Discount Notes due September 30, 2004 began accruing cash interest. The interest payment on these notes amounts to approximately $9.5 million every six months and the payments are due on March 31st and September 30th. Our $71.6 million 12% Senior Secured Notes begin accruing cash interest on October 1, 2002, with the first semi-annual payment due on March 31, 2003.

     At June 30, 2002, we had $5.3 million of cash, $2.9 million of which is restricted to collateralize capital lease obligations, and working capital of $714,000.

     We believe that existing unrestricted cash balances, funds generated from operations and borrowings under our credit facility will be sufficient to satisfy our cash requirements for existing operations for at least the next twelve months. We expect that any future acquisitions of television stations, including the completion of our WHPN — Madison, Wisconsin acquisition and any of the four construction permits, would be financed through these same sources or, if necessary, through additional debt and equity financings. There is no guarantee that such other means of raising capital will be available at all or on terms that are acceptable to us. Accordingly, current stockholders could be adversely affected should such financings become necessary.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to broadcast rights, bad debts, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant judgements and estimates used in the preparation of our consolidated financial statements.

     Programming Rights

     Our programming rights are stated, on a gross basis, at the lower of amortized cost or estimated realizable value. We evaluate estimated realizable value of programming rights based on current usage and revenue performance and projected future revenue and usage of such programs. Changes in our programming schedule could impact the estimated realizable value of programming. For the quarter and six-month periods ended June 30, 2001 programming rights impairment charges totaled $32,000 and $46,000, respectively. There was no impairment of programming rights during the quarter and six-month periods ended June 30, 2002.

     Long-Lived Assets, Goodwill and Intangible Assets

     We evaluate long-lived assets in accordance with SFAS No. 144. SFAS 144 requires us to evaluate long-lived assets for impairment when certain conditions exist, including a current period operating loss combined with a history of operating losses. In evaluating whether there is an impairment, the carrying value of the assets is compared to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. We evaluate long-lived assets at the station level. As of June 30, 2002, we have not recorded any impairment related to long-lived assets. Future adverse changes in market conditions, changes in technology and other factors could reduce the expected future cash flows and result in an impairment charge.

     We evaluate goodwill and intangibles in accordance with SFAS No. 142. In connection with the transitional goodwill impairment evaluation, SFAS 142 required us to perform an assessment of whether there was any indication that goodwill was impaired at the date of adoption (January 1, 2002). We performed the assessment on a consolidated basis and determined that there was not an indication of impairment. In addition, we determined that our intangible assets, comprised of FCC licenses, represented intangible assets with an indefinite life. We evaluated each asset for impairment in accordance with SFAS No. 142, based on the fair value of the intangibles. Based on this evaluation, we did not record any impairment of FCC licenses. The evaluation of impairment of goodwill and FCC licenses must be done at least annually and more frequently if events or circumstances indicate that the assets may be impaired.

     Revenue Recognition

     We record revenue from the sale of airtime related to advertising and contracted time at the time of broadcast and maintain an allowance for doubtful accounts for the estimated losses that may result from the inability of our customers to make required payments. We utilize information available to us, including the timing of payments and the financial condition of our customers, to estimate the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We do not have a significant concentration of accounts receivable from any single customer or industry segment.

     Accounting for Income Taxes

     Prior to January 1, 2002, we recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the realization of deferred tax assets (primarily consisting of net operating loss carryforwards) and the corresponding deferred tax benefits recorded. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. Accordingly, we recorded a one-time, non-cash charge totaling $28.4 million to deferred income tax expense in the first quarter of 2002 to establish a valuation allowance against deferred tax assets. If we were to determine that we would be able to realize a deferred tax asset in the future that is in excess of the net recorded amount, we would record an adjustment to the valuation allowance and a tax benefit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our credit facility has a variable interest rate. Accordingly, our interest expense could be materially affected by future fluctuations in the applicable interest rate. At June 30, 2002, we had borrowings of $5.4 million and $34.6 million available under our credit facility.

     We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred. We have senior discount notes totaling $175 million and senior secured discount notes totaling $71.6 million due in the years 2004 and 2005, respectively. Effective October 1, 2000, the senior discount notes began accruing cash interest. The interest payment on these notes amounts to approximately $9.5 million every six months. Effective October 1, 2002, the senior secured notes will begin accruing cash interest and the first semi-annual interest payment of approximately $4.2 million will be due on March 31, 2003. Based upon the quoted market price, the fair value of the senior discount notes and senior secured discount notes was $178.1 and $65.9 million, respectively, as of June 30, 2002.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     We currently and from time to time are involved in litigation incidental to the conduct of our business. We maintain comprehensive general liability and other insurance, which we believe to be adequate for the purpose. We are not currently a party to any lawsuit or proceeding that we believe would have a material adverse affect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     Our Annual Meeting of Stockholders was held May 23, 2002 to elect our seven directors (constituting the entire Board of Directors) for the term of one year and to ratify the appointment of KPMG LLP as our independent accounts.

      The following table lists the number of votes cast for, against or withheld, abstentions and broker non-votes for each of the individuals elected to the Board of Directors.

	Number of Votes

		Withheld/		Broker
Nominee	For	Against	Abstentions	Non-Votes

Jamie Kellner	13,149,382	634,673	0	0
Douglas Gealy	13,149,382	634,673	0	0
Thomas Allen	13,149,382	634,673	0	0
James Collis	13,748,738	35,317	0	0
Thomas Embrescia	13,748,738	35,317	0	0
Brian McNeill	13,748,738	35,317	0	0
Darryl Schall	13,748,738	35,317	0	0

      The appointment of KPMG LLP as independent accountants was ratified with 13,781,718 votes for ratification, 565 votes against ratification and 1,772 votes abstaining. There were no votes withheld and no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

None

     (b)  Reports on Form 8-K

     We filed a Current Report on Form 8-K on April 11, 2002 to report that our Board of Directors had decided to consider the sale of one of our largest stations, contingent upon receiving an appropriate offer.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACME Communications, Inc.

Date: August 14, 2002	By:	/s/ THOMAS D. ALLEN

Thomas D. Allen Executive Vice President/CFO (Principal accounting officer)