Form 10-Q
period 2002-09-30
ACME COMMUNICATIONS INC
filed 2002-11-14
CIK 1092013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

         As of November 13, 2002, ACME Communications, Inc. had 16,750,000 shares of common stock outstanding.

ACME COMMUNICATIONS, INC.

FORM 10-Q

Item
Number		Page

Part I — Financial Information

Item 1.	Financial Statements

	ACME Communications, Inc. and Subsidiaries

	Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001	3

	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2002 and September 30, 2001	4

	Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2002	5

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and September 30, 2001	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	16

Part II — Other Information

Item 1.	Legal Proceedings	16

Item 6.	Exhibits and Reports on Form 8-K	16

ACME Communications, Inc. and Subsidiaries
Consolidated Balance Sheets

	As of

	September 30,	December 31,
	2002	2001

	(Unaudited)
	(In thousands)
ASSETS

Current assets:

Cash and cash equivalents	$2,570	$17,275

Restricted cash	2,895	1,741

Accounts receivable, net	14,744	13,563

Current portion of programming rights	17,422	14,539

Prepaid expenses and other current assets	2,303	1,475

Deferred income taxes	—	809

Total current assets	39,934	49,402

Property and equipment, net	40,886	36,493

Programming rights, net of current portion	30,077	20,490

Intangible assets, net	271,324	271,324

Other assets	9,987	9,217

Total assets	$392,208	$386,926

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$8,423	$8,660

Accrued liabilities	5,190	13,279

Current portion of programming rights payable	17,813	14,121

Current portion of obligations under lease	3,932	3,290

Total current liabilities	35,358	39,350

Programming rights payable, net of current portion	28,668	19,931

Obligations under lease, net of current portion	9,222	9,436

Other liabilities	349	363

Deferred income taxes	30,533	2,416

Notes payable under revolving credit facility	14,600	—

10 7/8% senior discount notes	175,000	175,000

12% senior secured notes	68,866	62,424

Total liabilities	362,596	308,920

Stockholders’ equity:

Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—

Common stock, $.01 par value; 50,000,000 shares authorized, 16,750,000 shares issued and outstanding	168	168

Additional paid-in capital	131,683	131,337

Accumulated deficit	(102,239)	(53,499)

Total stockholders’ equity	29,612	78,006

Total liabilities and stockholders’ equity	$392,208	$386,926

See the notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net revenues	$20,035	$16,693	$57,783	$52,069

Operating expenses:

Station operating expenses	15,979	13,237	46,881	41,253

Depreciation and amortization	1,325	5,217	3,777	15,614

Corporate expenses	884	836	2,810	2,847

Equity-based compensation	115	132	346	397

LMA fees	70	—	74	—

Operating income (loss)	1,662	(2,729)	3,895	(8,042)

Other income (expenses):

Interest income	29	229	113	931

Interest expense	(7,892)	(7,315)	(23,396)	(21,773)

Gain (loss) on disposal of assets, net	1	—	(15)	(10)

Other expense	(69)	(51)	(223)	(146)

Loss before income taxes	(6,269)	(9,866)	(19,626)	(29,040)

Income tax benefit (expense)	848	3,133	(29,114)	9,164

Net loss	$(5,421)	$(6,733)	$(48,740)	$(19,876)

Net loss per share, basic and diluted	$(0.32)	$(0.40)	$(2.91)	$(1.19)

Basic and diluted weighted average common shares outstanding	16,750,000	16,750,000	16,750,000	16,750,000

See the notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2001	16,750	$168	$131,337	$(53,499)	$78,006

Equity-based compensation	—	—	346	—	346

Net loss	—	—	—	(48,740)	(48,740)

Balance at September 30, 2002 (unaudited)	16,750	$168	$131,683	$(102,239)	$29,612

See the notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,

	2002	2001

	(In thousands)
Cash flows from operating activities:

Net loss	$(48,740)	$(19,876)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	3,777	15,614

Amortization of program rights	12,140	10,487

Amortization of debt issuance costs	1,578	940

Amortization of discount on 12% senior secured notes	6,442	5,648

Equity-based compensation	346	397

Deferred taxes	28,926	(9,334)

Loss on disposal of assets, net	15	10

Changes in assets and liabilities:

(Increase) decrease in accounts receivables, net	(1,181)	1,409

Increase in prepaid expenses	(828)	(432)

Decrease in other assets	35	16

Increase in accounts payable	2,630	66

Increase (decrease) in accrued liabilities	(8,021)	4,416

Payments for programming rights	(12,255)	(10,486)

Increase (decrease) in other liabilities	(8)	28

Net cash used in operating activities	(15,144)	(1,097)

Cash flows from investing activities:

Purchase of property and equipment	(11,052)	(4,653)

Proceeds from the sale of assets	—	230

Purchases of and deposits for station interests	(290)	(89)

Purchase of minority interest in automobile website	(871)	—

Net cash used in investing activities	(12,213)	(4,512)

Cash flows from financing activities:

Increase in revolving credit facility	14,600	—

Payment of financing costs on credit facility	(1,222)	—

Cash restricted as collateral under capital lease facilities	(1,154)	—

Proceeds from capital lease facilities	3,334	2,966

Payments on capital lease obligations	(2,906)	(1,743)

Net cash provided by financing activities	12,652	1,223

Net decrease in cash	(14,705)	(4,386)

Cash at beginning of period	17,275	31,037

Cash at end of period	$2,570	$26,651

Cash payments for:

Interest	$20,890	$10,252

Taxes	$187	$205

Non-cash transactions:

Program rights in exchange for program rights payable	$24,622	$23,155

See the notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
For the Nine months ended September 30, 2001 and September 30, 2002

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

Description of the Business

         ACME Communications is a holding company with no independent operations other than through its wholly-owned subsidiary, ACME Television. ACME Television, through its wholly-owned subsidiaries, owns and operates a television production company and the following ten commercially licensed broadcast television stations located throughout the United States:

			U.S.
			Market	Network
Station	Channel	Market	Rank*	Affiliation

KPLR	11	St. Louis, MO	22	WB

KWBP	32	Portland, OR	23	WB

KUWB	30	Salt Lake City, UT	36	WB

KWBQ	19	Albuquerque-Santa Fe, NM	49	WB

KASY	50	Albuquerque-Santa Fe, NM	49	UPN

WBDT	26	Dayton, OH	58	WB

WBXX	20	Knoxville, TN	63	WB

WIWB	14	Green Bay-Appleton, WI	69	WB

WTVK	46	Ft. Myers-Naples, FL	70	WB

WBUI	23	Champaign-Springfield-Decatur, IL	82	WB

*	Based on Nielsen Media Research estimate of television households, September 2002.

         In March 2002, we entered into a court-approved asset purchase agreement to buy substantially all of the broadcast assets of station WHPN, the UPN affiliate that served the Madison, Wisconsin marketplace, for a cash purchase price of $5.6 million, $200,000 of which we deposited into escrow earlier this year. We began operating the station under an interim local marketing agreement (“LMA”) on April 1, 2002. The affiliation was switched to The WB Television Network (“The WB”) at the end of August 2002 and the call letters changed to WBUW. We expect to close the transaction during the fourth quarter of 2002. Net costs associated with the LMA for the three and nine months ended September 30, 2002 were $70,000 and $74,000, respectively.

         In August 2002, we founded ACME Television Productions, LLC, (“ATP”) a wholly owned subsidiary which produces our new daily morning news program, “The Daily Buzz”. All of our stations began broadcasting “The Daily Buzz” in September 2002. During the fourth quarter, we began to license the show to certain cable programmers in smaller markets. We expect to continue to market the program, subject to demand, to both other cable and broadcast stations as well as sell barter advertising time in the show to national advertisers.

         We also own the rights to acquire construction permits to build four other stations – three to be new WB Network affiliates in Lexington, KY, Richmond, VA and Flint-Saginaw-Bay Cities, MI and the fourth to be a second station, operated as an independent, in Portland, OR. The acquisition of these construction permits is dependent upon the Federal Communications Commission’s approval, the timing of which is uncertain. The aggregate purchase price for these four construction permits is approximately $18.4 million.

(2) Presentation of Interim Financial Statements

         Unless the context requires otherwise, references to the Company refer to ACME Communications, Inc and its wholly-owned subsidiaries. Segment information is not presented because all of our revenues are attributed to a single reportable segment — television broadcasting.

         The accompanying consolidated financial statements for the three and nine-month periods ended September 30, 2001 and 2002 are unaudited and have been prepared in accordance with the accounting principles generally accepted in the United States of America, the instructions to this Form 10-Q and Article 10 of Regulation S-X. In our opinion, such financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position, results of operations, and cash flows for these periods. As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financials statements do not include all disclosures and footnotes normally included with annual consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC on April 1, 2002. The results of operations presented in the accompanying financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         Certain amounts previously reported in 2001 have been reclassified to conform to the 2002 financial statement presentation.

(3) Long-Lived Assets, Goodwill and Intangible Assets – Adoption of Statements 142 and 144

         We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. Under SFAS No. 142, we will no longer amortize goodwill or intangible assets. In connection with the transitional goodwill impairment evaluation, SFAS 142 required us to perform an assessment of whether there was any indication that goodwill was impaired at the date of adoption. We performed the assessment on a consolidated basis and determined that there was not an indication of impairment. In addition, we determined that our intangible assets, comprised of FCC licenses, represented intangible assets with an indefinite life. We evaluated each asset for impairment in accordance with SFAS No. 142, based on the fair value of the intangibles. Based on this evaluation, we did not record any impairment of FCC licenses. The evaluation of impairment of goodwill and FCC licenses must be done at least annually and more frequently if events or circumstances indicate that the assets may be impaired. As of December 31, 2001 and September 30, 2002, we had $106.3 million in unamortized goodwill and $165.0 million in unamortized broadcast licenses.

         Following is a reconciliation of the September 30, 2001 reported net loss to the net loss as it would have been if SFAS No. 142 had been effective on January 1, 2001:

	For the Three Months Ended		For the Nine Months Ended
(In thousands, except per share data)	September 30,		September 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Reported net loss	$(5,421)	$(6,733)	$(48,740)	$(19,876)

Add back:

Goodwill amortization	—	1,577	—	4,791

Broadcast licenses amortization	—	2,529	—	7,523

Income tax expense	—	(966)	—	(2,875)

Adjusted net loss	$(5,421)	$(3,593)	$(48,740)	$(10,437)

Basic and Diluted loss per share:

Reported net loss	$(0.32)	$(0.40)	$(2.91)	$(1.19)

Goodwill amortization	—	0.09	—	0.29

Broadcast licenses amortization	—	0.15	—	0.45

Income tax expense	—	(0.05)	—	(0.17)

Adjusted net loss	$(0.32)	$(0.21)	$(2.91)	$(0.62)

         Prior to January 1, 2002, we recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the realization of deferred tax assets (primarily consisting of net operating loss carryforwards) and the corresponding deferred tax benefits were recorded. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. Accordingly, we recorded a one-time, non-cash charge totaling $28.4 million to deferred income tax expense in the first quarter of 2002 to establish a valuation allowance against its deferred tax assets.

         We also adopted the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” effective January 1, 2002. SFAS 144 requires us to evaluate long-lived assets for impairment when certain conditions exist, including a current period operating loss combined with a history of operating losses. In evaluating whether there is impairment, the carrying value of the assets is compared to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. We evaluate long-lived assets at the station level. As of September 30, 2002, we have not recorded any impairment related to long-lived assets. Future adverse changes in market conditions, changes in technology and other factors could reduce the expected future cash flows and result in an impairment charge.

(4) Revolving Credit Facility

         In February 2002, we completed our new revolving credit facility with Foothill Capital Corporation, as both agent and lender. In June 2002, GE Capital became a co-lender under the agreement and maximum borrowings under the facility were increased to $40 million. The new facility is secured by all of our television station assets and expires May 31, 2004. Under this agreement, we have the option to borrow at an interest rate determined by either a base rate (Wells Fargo Bank’s prime rate) plus 3 percentage points, or at the LIBOR rate plus 4.25 percentage points. The financial covenants, which are quarterly tests, included in the new facility are (a) minimum EBITDA, (b) maximum total leverage, (c) minimum net tangible worth and (d) maximum capital expenditures (annual basis only). In addition to the financial covenants, the facility contains negative covenants, which, among other restrictions, require the lenders’ approval for certain station acquisitions and dispositions. At September 30, 2002 we had borrowings under the facility totaling $14.6 million, bearing an average interest rate of 6.1%, and had $25.4 million available under the facility. We were in compliance with all covenants at September 30, 2002.

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

         Stock options outstanding amounting to 2,514,673 shares at September 30, 2002 and 3,181,016 shares at September 30, 2001 were not included in the computation of diluted EPS because to do so would have been antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

         This Quarterly Report on Form 10-Q includes forward-looking statements. In addition, when used in this Quarterly Report on Form 10-Q, the words “anticipate”, “may”, “could”, “should”, “believe,” “expect,” or “might” and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially and adversely from those described in the forward-looking statements as a result of various important factors, including (but not limited to) the impact of changes in national and regional economies, including advertising demand, pricing fluctuations in local and national advertising, volatility in programming costs, the inability to close the Madison acquisition, the inability to secure Federal Communications Commission approval for construction permits, the possibility of borrowing limitations under our credit facilities, the inability to make interest payments on the Company’s long-term debt, potential preemptions of regular programming for national news events and the other risk factors set forth in the Company’s 2002 Form 10-K filed with the SEC on April 1, 2002. The Company undertakes no obligation to publicly update or release any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of this Quarterly Report on Form 10-Q.

         The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report on Form 10-Q.

Overview

         Our ten owned and operated television stations are regionally diverse and range in size (based on television households) from the 22nd through the 82nd largest markets in the nation. All but one of our stations are affiliates of The WB. Our second station in the Albuquerque – Santa Fe marketplace is a UPN affiliate. KPLR – St. Louis, our only VHF station, has been broadcasting in that market for over 40 years and is considered a mature television station. Our other nine stations (our “Developing Stations”) have only been on the air, or achieving measurable ratings, for 2-5 years. In addition we currently operate, under an LMA, the WB affiliate in Madison, WI. We expect to complete our acquisition of this station in the fourth quarter of 2002.

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

Results of Operations

         The following table sets forth our calculation of broadcast cash flow and EBITDA along with a summary of our statement of cash flow data for the periods indicated:

	Three Months ended September 30,		Nine Months ended September 30,

	2002	2001	2002	2001

Broadcast cash flow and adjusted EBITDA(1):	(Unaudited)		(Unaudited)
Operating income (loss)	$1,662	$(2,729)	$3,895	$(8,042)

Add back:

Equity-based compensation	115	132	346	397

Depreciation and amortization	1,325	5,217	3,777	15,614

LMA fees	70	—	74	—

Amortization of program rights	4,123	3,411	12,140	10,487

Corporate expenses	884	836	2,810	2,847

Adjusted program payments (1)	(4,171)	(3,426)	(12,255)	(10,486)

Broadcast cash flow	4,008	3,441	10,787	10,817

Less:

Corporate expenses	884	836	2,810	2,847

EBITDA	$3,124	$2,605	$7,977	$7,970

Broadcast cash flow margin (1)	20.0%	20.6%	18.7%	20.8%

EBITDA margin (1)	15.6%	15.6%	13.8%	15.3%

Cash flows provided by (used in):

Operating activities			$(15,144)	$(1,097)

Investing activities			$(12,213)	$(4,512)

Financing activities			$12,652	$1,223

(1)	We define:

•	broadcast cash flow as operating income, plus equity-based compensation, depreciation and amortization, LMA fees, amortization of program rights, and corporate expenses, less program payments — the latter as adjusted to reflect reductions for liabilities relating to expired rights or rights that have been written-off in connection with acquisitions;

•	EBITDA as broadcast cash flow less corporate expenses;

•	Broadcast cash flow margin as broadcast cash flow as a percentage of net revenues; and

•	EBITDA margin as EBITDA as a percentage of net revenues.

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

Quarter and Nine Months ended September 30, 2002 vs. September 30, 2001

         Net revenues increased 20% to $20.0 million for the third quarter of 2002 compared to $16.7 million for the same period a year ago while year-to-date net revenues were up 11% to $57.8 million for 2002 compared to $52.1 million for the first nine months of 2001. This double-digit revenue growth was driven by a combination of strengthening advertiser demand in our markets and ratings-driven increased market share performance at our Developing Stations. We accomplished this growth without any significant benefit of the political advertising in our markets as politicians continue to pass up the opportunity to campaign for our typically younger aged viewers.

         Station operating expenses increased 21% to $16.0 million for the third quarter of 2002 compared to $13.2 million for the same period a year ago and increased 14% to $46.9 million for the nine-month period ended September 30, 2002 compared with $41.3 million for the corresponding period in 2001. These increases are primarily due to increased programming expense which was up 30% for the quarter and 19% for the nine-month period compared to 2001 due to our continued investment in, and upgrade to, our program schedule, which also included the addition of our new morning news show “The Daily Buzz” launched in September 2002. Sales and related expenses were up 5% for the quarter and 16% for the nine-month period as compared to the same periods in 2001, principally due to increased Nielsen rating service charges and sales incentive programs. Engineering expenses increased 12% for the quarter and 11% for the nine-month period due to costs associated with our new digital facilities. Also, last year’s third quarter expenses benefited from the reversal (due to the combined adverse effects of a major advertising recession and 9/11) of the first two quarters’ incentive compensation accruals.

         Depreciation and amortization decreased 75% to $1.3 million in the third quarter of 2002 compared to $5.2 million in the same period a year ago and for the nine-month period depreciation and amortization decreased 76% to $3.8 million, compared to $15.6 million for the same period in 2001, primarily due to our adoption of SFAS No. 142. Under SFAS No. 142, our goodwill and other intangible assets are no longer amortized. This reduced our depreciation and amortization expense by $4.1 million and $12.3 million for the three and nine-month periods ended September 30, 2002, respectively. Depreciation expense relating to fixed assets increased $214,000 (19%) for the three months and $477,000 (14%) for the nine months ended September 30, 2002 compared to the same periods in 2001 because of our capital expenditures to convert to digital broadcasting, upgrade existing equipment and launch “The Daily Buzz”.

         Corporate expenses increased 6% to $884,000 for the third quarter of 2002 as compared to $836,000 for the same period a year ago. The increase in the quarter is primarily related to insurance costs. For the nine-month period, corporate expenses were basically unchanged from the nine-months ended September 30, 2001 at $2.8 million with decreases in professional fees and incentive compensation provisions offset by increased insurance costs.

         Equity-based compensation of $115,000 in the third quarter of 2002 and $132,000 in the third quarter of 2001 and $346,000 and $397,000 for the nine-months ended September 30, 2002 and 2001, respectively, relates to stock options issued upon the conversion of our long-term incentive plan awards during our IPO in September of 1999. These options were issued at a price below market value at the date of grant and therefore generate compensation expense over the life of the option. The decrease of $17,000 for the quarter and $51,000 year-to-date in 2002 is due to stock options that were forfeited by former employees.

         Interest expense increased to $7.9 million in the third quarter of 2002 compared to $7.3 million in the same period a year ago. For the nine months ended September 30, 2002 interest expense increased to $23.4 million compared to $21.8 million for the same period in 2001. This third quarter 2002 increase was primarily due to increased interest expense on the higher accreted principal balance for our 12% senior secured notes, increased interest expense on our capital lease facilities and to interest expense on our borrowings under our revolving credit facility. Interest expense for the nine-month period also includes the accelerated amortization of prepaid financing costs associated with our former credit facility that was terminated in February 2002 (see “Liquidity and Capital Resources” below).

         We recorded a net income tax benefit of $848,000 during the third quarter of 2002 compared to a benefit of $3.1 million in the corresponding quarter of 2001. We have recorded an income tax expense of $29.1 million compared to a benefit of $9.2 million for the nine month periods ended September 30, 2002 and 2001, respectively. The tax benefit in the three months ended September 30, 2002 reflects an adjustment to the Company’s effective tax rate for 2002. The tax expense for the nine months ended September 30, 2002 relates primarily to the implementation of SFAS No. 142 on January 1, 2002. Prior to January 1, 2002, we recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the realization of deferred tax assets (primarily consisting of net operating loss carryforwards) and the corresponding deferred tax benefits were recorded. As a result of the adoption of SFAS 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. Accordingly, in the first quarter of 2002 we recorded a one-time, non-cash charge totaling $28.4 million to deferred income tax expense to establish a valuation allowance against our deferred tax assets.

         Broadcast cash flow (as defined) for the third quarter increased 16% to $4.0 million compared to $3.4 million in the same period a year ago due to our revenue growth. On a year-to-date basis, broadcast cash flow remained flat at $10.8 million as the growth in our revenues equaled the growth in our expenditures.

         EBITDA (as defined) increased 20% to $3.1 million for the third quarter of 2002 compared to $2.6 million EBITDA for the third quarter of 2001 based upon increased broadcast cash flow. On a year-to-date basis, EBITDA remained flat at $8.0 million.

         Our net loss for the third quarter was $5.4 million compared to a net loss for the third quarter of 2001 of $6.7 million. For the nine months ended September 30, 2002 our net loss was $48.7 million compared to $19.9 million for the same period in 2001. The $1.3 million decreased net loss for the third quarter is primarily the result of increased operating income (which includes the $4.1 million decrease in amortization expense resulting from the adoption of SFAS No. 142) partially offset by increased depreciation expense, increased interest expense and a reduction in our income tax benefit. The $28.8 million increase in net loss for the nine-month period is primarily attributable to the deferred tax expense (compared to the deferred tax benefits in the prior year period) which included the one-time tax charge of $28.4 million we recognized in January 2002 upon our adoption of SFAS No. 142, offset by reduced amortization of intangibles ($12.3 million reduction), which also resulted from the adoption of SFAS No. 142, and increased interest and depreciation expense.

Liquidity and Capital Resources

         Cash flow used in operating activities was $15.1 million for the nine months ended September 30, 2002 compared to cash flow used in operating activities of $1.1 million for the first nine months of 2001. This increase in the use of cash relates primarily to the timing of the cash interest payment on our 10 7/8% Senior Discount Notes. The payment, which is due on September 30th, was paid on October 1st in 2001 due to September 30th falling on a Sunday. Interest expense was also higher for the nine months ended September 30, 2002 compared to the prior year due to higher revolver and capital lease debt during 2002.

         Cash flow used in investing activities during the first nine months of 2002 was $12.2 million compared to $4.5 million used during the first nine months of 2001. The $7.7 million increase is attributable to the purchases of broadcast and other equipment while we continue to improve technical facilities at our stations, a minority investment in an automobile-related website and the deposit made in connection with our pending purchase of WBUW, Madison, Wisconsin.

         Cash flow provided by financing activities of $12.7 million for the first nine months of 2002 constitutes an increase of $11.4 million over 2001, which relates to borrowings on our credit facility offset by the payment of financing costs and decreased net borrowings on our capital lease facilities (net of repayments and cash placed on deposit to secure such borrowings).

         In February 2002, we entered into a credit agreement for a revolving credit facility with Foothill Capital Corporation, as both agent and lender. In June 2002, GE Capital became a co-lender under the agreement and maximum borrowings under the facility were increased to $40 million. The facility is secured by all of our television station assets and expires May 31, 2004. Under this agreement, we have the option to borrow at an interest rate determined by either a base rate (Wells Fargo Bank’s prime rate) plus 3 percentage points, or at the LIBOR rate plus 4.25 percentage points. The financial covenants, which are quarterly tests, included in the new facility are (a) minimum EBITDA, (b) maximum total leverage, (c) minimum net tangible worth and (d) maximum capital expenditures (annual basis only). In addition to the financial covenants, the facility contains negative covenants, which, among other restrictions, require the lenders’ approval for certain station acquisitions and dispositions. At September 30, 2002 we had borrowings under the facility totaling $14.6 million, bearing an average interest rate of 6.1%, and had $25.4 million available under the facility. We were in compliance with all covenants at September 30, 2002.

         In March 2002, upon posting an additional $1.1 million of restricted cash as collateral, we borrowed the final $3.3 million of our most recent capital lease facility. Borrowings under our various capital lease facilities are generally paid over four to five years. At September 30, 2002, amounts due under all capital lease facilities totaled $13.2 million bearing an implicit average interest rate of 8.4% per annum.

         We expect to incur approximately $1.0 million in additional capital expenditures in 2002 as we conclude our transition to digital broadcasting and defer the expected upgrade of the Madison, WI station we anticipate purchasing, until 2003. We expect that our capital expenditures after 2002, apart from those related to any pending and future acquisitions, will approximate $3.5 million per year.

         Effective October 1, 2000, our $175 million 10 7/8% Senior Discount Notes due September 30, 2004 began accruing cash interest. The interest payment on these notes amounts to approximately $9.5 million every six months and the payments are due on March 31st and September 30th. Our $71.6 million 12% Senior Secured Notes began accruing cash interest on October 1, 2002, with the first semi-annual payment of $4.3 million due on March 31, 2003.

         At September 30, 2002, we had $5.5 million of cash, $2.9 million of which is restricted to collateralize capital lease obligations, and working capital of $4.6 million.

         We believe that existing unrestricted cash balances, funds generated from operations and borrowings under our credit facility will be sufficient to satisfy our cash requirements for existing operations until September 30, 2003. However, these sources of funds may not be adequate to make the entire interest payment of approximately $13.8 million on our Senior Discount and Senior Secured Notes on September 30, 2003. The Company believes it should be able to find alternative sources of debt or equity financing or liquidity through the sale of selected assets. There is no guarantee that the Company will be able to complete the sale of selected assets or complete additional debt or equity transactions, if at all, on terms which are acceptable to the Company. The Company’s next interest payment following September 30, 2003 of approximately $13.8 million is due on March 31, 2004. Although the Company currently does not expect to generate adequate pre-interest operating cash flow to fund that interest payment, the Company expects that funds from any transaction described above that is successfully completed would satisfy that payment.

Critical Accounting Policies and Estimates

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to broadcast rights, bad debts, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

         Under many of our syndicated programming agreements, the Company provides advertising time to the supplier as full or partial consideration for the program rights. We record revenue and corresponding expenses associated with such barter agreements based on the estimated value of the advertising time exchanged. This barter revenue and expense was $1.8 million and $5.1 million for the three and nine-months ended September 30, 2002, respectively. The corresponding barter revenue and expense for the three and nine-months ended September 30, 2001 was $1.4 million and $4.4 million, respectively.

         Programming Rights

         Our programming rights are stated, on a gross basis, at the lower of amortized cost or estimated realizable value. We evaluate estimated realizable value of programming rights based on current usage and revenue performance and projected future revenue and usage of such programs. Changes in our programming schedule could impact the estimated realizable value of programming. For the quarter and nine-month periods ended September 30, 2001 programming rights impairment charges totaled $150,000 and $196,000, respectively. For both the quarter and nine-month periods ended September 30, 2002 programming rights impairment charges totaled $100,000.

         Long-Lived Assets, Goodwill and Intangible Assets

         We evaluate long-lived assets in accordance with SFAS No. 144. SFAS 144 requires us to evaluate long-lived assets for impairment when certain conditions exist, including a current period operating loss combined with a history of operating losses. In evaluating whether there is impairment, the carrying value of the assets is compared to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. We evaluate long-lived assets at the station level. As of September 30, 2002, we have not recorded any impairment related to long-lived assets. Future adverse changes in market conditions, changes in technology and other factors could reduce the expected future cash flows and result in an impairment charge.

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

         Accounting for Income Taxes

                  Prior to January 1, 2002, we recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the realization of deferred tax assets (primarily consisting of net operating loss carryforwards) and the corresponding deferred tax benefits recorded. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. Accordingly, we recorded a one-time, non-cash charge totaling $28.4 million to deferred income tax expense in the first quarter of 2002 to establish a valuation allowance against our deferred tax assets. If we were to determine that we would be able to realize a deferred tax asset in the future that is in excess of the net recorded amount, we would record an adjustment to the valuation allowance and a tax benefit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Our credit facility has a variable interest rate. Accordingly, our interest expense could be materially affected by future fluctuations in the applicable interest rate. At September 30, 2002, we had borrowings of $14.6 million, bearing an average interest rate of 6.1%, and $25.4 million available under our credit facility.

         We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred. We have senior discount notes totaling $175 million and senior secured discount notes totaling $71.6 million due in the years 2004 and 2005, respectively. Effective October 1, 2000, the senior discount notes began accruing cash interest. The interest payment on these notes amounts to approximately $9.5 million every six months. Effective October 1, 2002, the senior secured notes began accruing cash interest and the first semi-annual interest payment of approximately $4.3 million will be due on March 31, 2003. Based upon the quoted market price, the fair value of the senior discount notes and senior secured discount notes was $171.5 and $63.0 million, respectively, as of September 30, 2002.

Item 4. Controls and Procedures

         Our management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures within the 90 days proceeding the date of this filing. Under the Securities and Exchange Commission (“SEC”) rules, disclosure controls and procedures are defined as those “controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and form”. Based on the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that such controls and procedures were effective as of November 11, 2002, the date of the conclusion of the evaluation.

         Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after November 11, 2002, the date of the conclusion of the evaluation of disclosure controls and procedures.

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

None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACME Communications, Inc.

Date: November 14, 2002	By:	/s/ Thomas D. Allen

Thomas D. Allen

Executive Vice President / CFO

(Principal accounting officer)

         I, Jamie Kellner, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of ACME Communications, Inc.;

         2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Jamie Kellner
Chief Executive Officer and Chairman of the Board

         I, Thomas D. Allen, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of ACME Communications, Inc.;

         2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Thomas D. Allen
Executive Vice President and Chief Financial Officer