Form 10-K
period 2002-12-31
ACME COMMUNICATIONS INC
filed 2003-04-01
CIK 1092013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]    No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  [X]    No  [   ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed on the basis of $7.35 per share, the price at which shares last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2002), was $78,514,743.

As of March 28, 2003, there were 16,750,000 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A relating to the 2003 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

PART I

Item 1. Business

     ACME Communications, Inc. (the “Company” or “we”) owns and operates nine broadcast television stations in medium-sized markets across the United States. Eight of these television stations are network affiliates of The WB Television Network and one station is a network affiliate of UPN. These nine stations broadcast in markets that cover in aggregate approximately 3.7% of the total U.S. television households. We are the fourth largest WB Network affiliated group in the country. Mr. Kellner, our Chairman and Chief Executive Officer, is also a founder of and Chairman and Chief Executive Officer of The WB Network, and was President of Fox Broadcasting Company from its inception in 1986 through 1993.

     On December 27, 2002, we announced that we had entered into agreements to sell two of our stations, KPLR-TV serving the St. Louis marketplace and KWBP-TV, serving the Portland, Oregon marketplace, to subsidiaries of Tribune Company for an aggregate all-cash consideration of $275 million. We completed these transactions on March 21, 2003. In accordance with generally accepted accounting principles (“GAAP”), we have accounted for the results of these two stations as “discontinued operations” and our remaining nine stations represent our continuing operations.

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

     Like The WB Network, we target our programming at younger audiences, in particular, young adults, teens and kids. We believe that these younger audiences are a growing and increasingly important demographic target for advertisers, and that our affiliation with The WB Network affords us a significant competitive advantage over other network affiliated television broadcasters in attracting these younger audiences. Since its launch in 1995 and through the 2001 / 2002 season, The WB Network was the only English-language broadcast network in the United States to increase its audience share in these key target demographic groups. To build and retain our audience share during non-network hours, we also acquire the broadcast rights to popular syndicated programming that we believe complements The WB Network programming. In addition, we broadcast local and regional sports programming in selected markets and provide local news and weather updates in our morning news show. We believe this programming enhances our ability to sell advertising time to local and regional advertisers and increase audience awareness of our newly launched stations.

Programming

     Our programming includes:

•	The WB Network prime time programming (at eight of our nine stations)

•	Kids’ WB! (at eight of our nine stations);

•	syndicated programming;

•	The Daily Buzz, a three-hour morning news program we produce for our station group; and

•	local programming.

     Prime Time Programming. In prime time, The WB Network is currently ranked number one among female teens and, based on the average age of their viewers, is the youngest broadcast network today. Prime time programming includes: 7th Heaven, Smallville, Gilmore Girls, Charmed, Dawson’s Creek, Reba, and Sabrina: The Teenage Witch. When The WB Network began broadcasting in 1995, it provided two hours of prime time programming per week. The WB Network is currently providing 15 hours of prime time programming Sunday through Friday.

     Kids’ WB! Programming. The WB Network launched Kids’ WB! in September 1995 with three hours of programming on Saturdays, and currently provides 13 hours of kids’ programming Monday through Saturday. Kids’ WB! programming includes Yu-Gi-Oh, Static Shock, Pokémon, The Mummy and Jackie Chan Adventures.

     Syndicated Programming. In addition to The WB Network programming, our stations air syndicated programs. Generally, our most profitable programming time periods are those immediately before and after The WB Network programming. Consequently, during these time periods, we air programs that are targeted to the audiences similar in demographics as those that watch The WB Network prime time programs. These syndicated programs include That 70’s Show, Everybody Loves Raymond, Will and Grace, Judge Judy, King of the Hill, Drew Carey and Spin City. We have secured future broadcast rights for certain of our stations to King of Queens, Malcolm in the Middle, Friends (second cycle) and other shows. We have multi-year contracts to air most of our syndicated programming.

     Local Programming. Several of our stations also air certain regional and local sporting events of local interest, which we believe helps increase local awareness of our stations and expands our advertiser base. In addition, we air local weather and news updates at all of our stations during The Daily Buzz (see below), our weekday morning news program.

     The Daily Buzz. In September 2002, we launched The Daily Buzz, a three-hour (6:00 – 9:00 a.m. Eastern / Pacific Time) morning news show. The show is aired on all of our stations and is also sold to The WB 100+ Cable Group (which airs on cable in more than 100 small markets across the country) and to a few other middle-market broadcasters. The show is produced at our station facilities in Dayton, Ohio, and in addition to traditional news, weather and sports related stories, contains entertainment, technology and lifestyle segments. We believe this program, which is targeted at younger, underserved viewers, has the potential of delivering meaningful additional revenues in its time period, including political advertising and advertisers’ news budgets.

Our Stations

     The following table provides general information concerning our continuing stations:

			November 2002 Audience Share(2)

	Television Households(1)		Prime Time(3)		Sign-on to Sign-off(4)
							Beginning of
Station — Channel	Market		Teens	Adults	Adults		ACME
Marketplace	Ranking	Number	12-17	18-34	18-34	Households	Operation

KUWB — 30 Salt Lake City, UT	36	769,000	9	10	6	3	April 1998
KWBQ — 19 Albuquerque — Santa Fe, NM	49	620,000	6	6	5	3	March 1999
KASY — 50 Albuquerque — Santa Fe, NM	49	620,000	6	4	3	3	November 1999
WBDT — 26 Dayton, OH	58	506,000	11	10	7	4	June 1999
WBXX — 20 Knoxville, TN	63	490,000	10	9	9	4	October 1997
WIWB — 14 Green Bay — Appleton, WI	69	419,000	9	8	5	3	June 1999
WTVK — 46 Ft. Myers — Naples, FL	70	414,000	12	8	5	2	March 1998
WBUI — 23 Champaign — Springfield — Decatur, IL	82	371,000	11	6	3	2	June 1999
WBUW — 57 Madison, WI	86	349,000	5	7	4	1	November 2002

(1)	All television stations throughout the United States are grouped into 210 markets that are ranked in size according to the number of households with televisions in the market for the 2002/2003 season.

(2)	All share information is from Nielsen Media Research.

(3)	Prime Time represents the hours of programming provided by The WB Network, except for KASY in Albuquerque — Santa Fe, NM for which programming is provided by UPN.

(4)	Sign-on to Sign-off represents the hours from 7:00 a.m. through 1:00 a.m., Monday through Sunday.

KUWB: Salt Lake City, Utah

Designated Market Area: 36	TV Households: 769,000
Total Age 2+ Population: 2,315,000

     Market Description. Forty-four percent of the total population of Salt Lake City is under 25 years of age. The estimated average household income in the Salt Lake City market is approximately $45,700 per year. Major employers in the market include Intermountain Health Care, Brigham Young University, IOMEGA, ICON Health and Fitness and Smith Food & Drug Centers

     Station Overview. We began operating KUWB in April 1998 under a local marketing agreement and acquired the station in September 1998. KUWB has been affiliated with The WB Network since the network’s launch. When we began operating the station, we replaced the primarily religious paid programming and infomercials that were being run on the station in all non-WB Network time periods with syndicated programming. The station’s syndicated programming currently includes That 70’s Show, Everybody Loves Raymond, The Drew Carey Show, Spin City and Sabrina: The Teenage Witch. It also carries the NBC-affiliated Saturday Night Live. The station has contracted for the future exclusive-market broadcast rights to popular shows such as King of Queens and Malcolm in the Middle, which begin airing in September 2003 and 2004, respectively. In the November 2002 sweeps period, KUWB delivered an average 1.4 rating amongst adult 18-49 viewers for the 5 p.m. – midnight, Monday through Sunday, time period — a 17% increase over the comparable rating for the November 2001 sweeps period.

KWBQ: Albuquerque — Santa Fe, New Mexico
KASY: Albuquerque — Santa Fe, New Mexico

Designated Market Area: 49	TV Households: 620,000
Total Age 2+ Population: 1,597,000

     Market Description. Thirty-six percent of the total population of Albuquerque — Santa Fe is under 25 years of age. The estimated average household income in the Albuquerque — Santa Fe market is approximately $40,100 per year. Major employers in the market include Intel, Motorola, General Electric, General Mills, Philips and Levi Strauss.

     KWBQ Station Overview. We launched KWBQ in March 1999 with The WB Network prime time programming and Kids’ WB!. In addition, the station’s syndicated programming currently includes That 70’s Show, King of the Hill, Spin City, Seinfeld and Third Rock from the Sun. The station has contracted for the future exclusive-market broadcast rights to popular shows such as King of Queens, Malcolm in the Middle, and Friends (second cycle) which begin airing in September 2003, 2004 and 2006, respectively. In the November 2002 sweeps period, KASY delivered a 1.8 rating amongst adult 18-49 viewers for the 5 p.m. – midnight, Monday through Sunday, time period — a 64% increase over the comparable rating for the November 2001 sweeps period.

     KASY Station Overview. We began operating KASY, the UPN affiliate in the market, under an interim local marketing agreement (“LMA”) on November 1, 1999 and closed our purchase of the station on December 3, 1999. The station has been a UPN affiliate since that network’s launch in January 1995. Prior to November 1999, the station had been operating as an LMA by another station owner in the market. The station’s syndicated programming includes Everybody Loves Raymond, Judge Judy, Texas Justice and Judge Joe Brown. All of the future program rights negotiated for KWBQ are also available to air on KASY. During the November 2002 ratings period, KASY delivered a 1.2 rating amongst adults 18-49 viewers for the 5 p.m. – midnight, Monday through Sunday, time period — a 71% increase over the comparable rating for the November 2001 sweeps period.

WBDT: Dayton, Ohio

Designated Market Area: 58	TV Households: 506,000
Total Age 2+ Population: 1,218,000

     Market Description. Thirty-three percent of the total population of Dayton, Ohio is under 25 years of age. The estimated average household income in the Dayton market is approximately $47,700 per year. Major employers in the market include Chrysler Corp/Acustar Inc., General Motors, Bank One Dayton, American Matsushita and BF Goodrich.

     Station Overview. We acquired WBDT in June 1999. WBDT signed on the air in October 1980 and has been affiliated with The WB Network since our acquisition of the station. The station’s syndicated programming currently includes That 70’s Show, Everybody Loves Raymond, Will & Grace, Just Shoot Me, Texas Justice, and Sabrina: The Teenage Witch, and the station has contracted for the future exclusive-market broadcast rights to popular shows such as King of Queens, Malcolm in the Middle,and Friends (second cycle), which begin airing in September 2003, 2004 and 2006, respectively. In October of 2001, Dayton became Nielsen’s 52nd metered market.Added comment about meters. May want to expand on it? During the November 2002 sweeps period, WBDT delivered a 2.2 rating amongst adults 18-49 viewers for the 5 p.m. — midnight, Monday through Sunday, time period – a 29% increase over the comparable rating for the November 2001 sweeps period.

WBXX: Knoxville, Tennessee

Designated Market Area: 63	TV Households: 490,000
Total Age 2+ Population: 1,157,000

     Market Description. Thirty-one percent of the total population of Knoxville is under 25 years of age. The estimated average household income in the Knoxville market is approximately $40,300 per year. Major employers in the market include the University of Tennessee, TVA, Oakridge National Laboratories, Alcoa and Nippondenso.

     Station Overview. We launched WBXX in October 1997. In addition to carrying The WB Network prime time programming and Kids’ WB! the station also airs games of the Atlanta Braves. In addition, the station’s syndicated programming currently includes That 70’s Show, Will & Grace, Dharma & Gregg, King of the Hill, Friends, The Drew Carey Show, Spin City and Just Shoot Me. The station has contracted for the future exclusive-market broadcast rights to popular shows such as King of Queens and Friends (second cycle), which begin in September 2003 and 2006, respectively. In October 2002, Knoxville became Nielsen’s 54th metered market. During the November 2002 sweeps period, WBXX delivered a 2.8 rating amongst adult 18-49 viewers for the 5 p.m. – midnight, Monday through Sunday, time period — a 115% increase over the comparable rating for the November 2001 sweeps period.

WIWB: Green Bay — Appleton, Wisconsin

Designated Market Area: 69	TV Households: 419,000
Total Age 2+ Population: 1,024,000

     Market Description. Thirty-three percent of the total population of Green Bay — Appleton is under 25 years of age. The estimated average household income in the Green Bay — Appleton market is approximately $44,700 per year. Major employers in the market include Fort James Corporation, the Oneida Tribe of Indians of Wisconsin, Schneider National, Humana, Shopko Stores, American Medical Security, Bellin Memorial Hospital and Procter & Gamble Paper Products.

     Station Overview. We acquired WIWB in June 1999. WIWB signed on the air in August 1998 and has been affiliated with The WB Network since our acquisition of the station. The station’s syndicated programming currently includes That 70’s Show, Will & Grace, Everybody Loves Raymond, Frasier, and Sabrina: The Teenage Witch and the station has contracted for the future exclusive-market broadcast rights to popular shows such as King of Queens and Friends (second cycle), which begin in September 2003 and 2006, respectively. In the November 2002 sweeps period, WIWB delivered a 1.4 rating amongst adult 18-49 viewers for the 5 p.m. – midnight, Monday through Sunday, time period — a 40% increase over the comparable rating for the November 2001 sweeps period.

WTVK: Ft. Myers — Naples, Florida

Designated Market Area: 70	TV Households: 414,000
Total Age 2+ Population: 956,000

     Market Description. Twenty-five percent of the total population of Ft. Myers — Naples is under 25 years of age. The estimated average household income in the Ft. Myers — Naples market is approximately $50,400 per year. Major employers in the market include The Lee County School District, Lee Memorial Health System, Columbia Healthcare and Publix SuperMarkets.

     Station Overview. We began operating WTVK in March 1998 under a local marketing agreement and acquired the station in June 1998. WTVK signed on the air in October 1990 and has been affiliated with The WB Network since our acquisition of the station. In addition to carrying The WB Network prime time programming and Kids’ WB!, the station’s syndicated programming currently includes That 70’s Show, Dharma & Gregg, Just Shoot Me, Sabrina: The Teenage Witch, Spin City, The Drew Carey Show and Star Trek: Voyager. The station has contracted for the future exclusive-market broadcast rights to popular shows such as King of Queens which begins in September 2003 and Judge Judy and Judge Joe, which begin in September 2004. In May 2001, the Ft. Myers-Naples market became Nielsen’s 51st metered market. In the November 2002 sweeps period, WTVK delivered a 1.7 rating amongst adult 18-49 viewers for the 5 p.m. – midnight, Monday through Sunday, time period — a 42% increase over the comparable rating for the November 2001 sweeps period.

WBUI: Champaign — Springfield — Decatur, Illinois

Designated Market Area: 82	TV Households: 371,000
Total Age 2+ Population: 877,000

     Market Description. Thirty-three percent of the total population of Champaign — Springfield — Decatur is under 25 years of age. The estimated average household income in the Champaign — Springfield — Decatur market is approximately $45,600 per year. Major employers in the market include ADM, Staley’s, Caterpillar, Mueller, Illinois Power, Kraft and the University of Illinois.

     Station Overview. We acquired WBUI in June 1999. WBUI signed on the air in May 1984 and has been affiliated with The WB Network since our acquisition of the station. The station’s syndicated programming currently includes That 70’s Show, Everybody Loves Raymond, Spin City Just Shoot Me, and Sabrina: The Teenage Witch. The station has contracted for the future exclusive market broadcast rights to popular shows such as King of Queens, Malcolm in the Middle, and Friends (second cycle), which begin airing in September 2003, 2004 and 2006, respectively. In the November 2002 sweeps period, WBUI delivered a ..9 rating amongst adult 18-49 viewers for the 5 p.m. – midnight, Monday through Sunday, time period — a 25% decrease over the comparable rating for the November 2001 sweeps period.

WBUW: Madison, Wisconsin

Designated Market Area: 86	TV Households: 349,000
Total Age 2+ Population: 835,000

     Market Description. Thirty-four percent of the total population of Madison is under 25 years of age. The estimated average household income in the Madison market is approximately $47,300 per year. Madison is the state capitol of Wisconsin and in addition to the state government, major employers in the market include General Motors, Lands End, Mercy Health System and the University of Wisconsin.

     Station Overview. We acquired WBUW through a bankruptcy auction in December 2002. Under an interim local management agreement (LMA), we became fully responsible for its operations effective November 1, 2002. WBUW signed on the air in May 1984 as an affiliate of The UPN Network. Pursuant to the terms of our asset purchase agreement, the UPN affiliation was terminated and the station became a primary WB Television Network affiliate in August 2002. The station’s syndicated programming currently includes That 70’s Show, Home Improvement, Blind Date and Change of Heart. The station has contracted for the future exclusive market broadcast rights to the popular show King of Queens and Friends (second cycle), which begin airing in September 2003 and 2006, respectively. In the November 2002 sweeps period, WBUW delivered a .7 rating amongst adult 18-49 viewers for the 5 p.m. – midnight, Monday through Sunday, time period — a 17% increase over the comparable rating for the November 2001 sweeps period.

Pending Construction Permit Acquisitions

     We own the rights to acquire construction permits to build four other stations — three to be new WB Network affiliates in Lexington, KY, Richmond, VA and Flint — Saginaw — Bay Cities, MI and the fourth station, in Portland, OR. The acquisition of these construction permits is dependent on the Federal Communications Commission approving the underlying applications. The aggregate purchase price for these four construction permits is approximately $18.4 million. The construction permit in Portland, Oregon, if granted, is subject to an option granted to Tribune Broadcasting Company in connection with our KWBP-TV sale transaction.

Our Affiliation Agreements

     Each of our eight WB Network affiliated stations has entered into a station affiliation agreement with The WB Network that provides each station with the exclusive right to broadcast The WB Network programming in its respective market. These affiliate agreements have three to 10 year terms that expire between April 2004 and April 2009. KASY, our UPN affiliated station in Albuquerque — Santa Fe, New Mexico, has entered into an affiliation agreement with UPN that expires in January 2005.

     Under the affiliation agreements, The WB Network and UPN retain the right to program and sell approximately 75% of the advertising time available during their prime time schedule with the remaining 25% available for sale by our stations. Both networks retain approximately 50% of the advertising time available during kids’ programming aired in other dayparts.

     For our eight WB Network affiliated stations, in addition to the advertising time retained for sale by The WB Network, each station is also subject to annual compensation payments to The WB Network. The amount of compensation is determined by taking into account the station’s average ratings among adults ages 18-49 during The WB Network prime time programming, as well as the number of prime time programming hours provided per week by The WB Network. For our UPN affiliate, KASY, no compensation is paid by either party. We participate in cooperative marketing efforts with The WB Network and UPN whereby the networks reimburse up to 50% of certain approved advertising expenditures by a station to promote network programming. Our affiliation agreement for WBXX entitles that station to certain most favorable terms agreed to by The WB Network and any affiliate, during the term of the affiliation agreement, and any subsequent modifications.

     In addition, as part of our acquisition of WBDT, WIWB and WBUI, we entered into a five-year secondary affiliation agreement (expiring in 2004) with Pax Net at these stations. We are generally obligated to run the Pax Net prime time programming in certain morning dayparts. We retain a portion of the advertising time during this programming for local sales, and Pax Net retains the balance.

Advertising/Sales

     Virtually all of our revenues consist of advertising revenues, and no single advertiser accounted for more than 10% of our gross advertising revenues in these periods. Our advertising revenues are generated both by local advertising and national spot advertising.

     Local Advertising. Local advertising revenues are generated by both local merchants and service providers and by regional and national businesses and advertising agencies located in a particular designated market area. Local advertising revenues represented 57% of our net advertising revenues in 2000, 58% in 2001 and 60% in 2002.

     National Spot Advertising. National spot advertising represents time sold to national and regional advertisers based outside a station’s designated market area. National spot advertising revenues represented 43% of our net advertising revenues in 2000, 42% in 2001 and 40% in 2002. National spot advertising primarily comes from:

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

     The broadcasting industry is continuously faced with technical changes and innovations, the popularity of competing entertainment and communications media, changes in labor conditions, and governmental restrictions or actions of federal regulatory bodies, including the FCC, any of which could possibly have an adverse effect on a television station’s operations and profits. Sources of video service other than conventional television stations, the most common being cable television, can increase competition for a broadcast television station by bringing distant broadcasting signals not otherwise available to the station’s audience, serving as a distribution system for national satellite-delivered programming and other non-broadcast programming originated on a cable system and selling advertising time to local advertisers. Other principal sources of competition include home video exhibition, direct-to-home broadcast satellite television, entertainment services and multi-channel multi-point distribution services. Currently, two FCC permittees, DirecTV and Echostar, provide subscription DBS services via high-power communications satellites and small dish receivers, and other companies provide direct-to-home video service using lower powered satellites and larger receivers. Furthermore, emerging technologies that allow viewers to digitally record and play back television programming may decrease viewership of commercials and, as a result, lower television advertising demand.

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

     License Grant, Renewal, Transfer and Assignment. A party must obtain a construction permit from the FCC to build a new television station. Once a station is constructed and commences broadcast operations, the permittee will receive a license which must be renewed by the FCC at the end of each license term (which may be as long as eight years under current law). The FCC grants renewal of a broadcast license if it finds that the station has served the public interest, convenience, and necessity, there have been no serious violations by the licensee of the Communications Act or FCC rules and policies, and there have been no other violations of the Communications Act and FCC rules and policies which, taken together, would constitute a pattern of abuse. If the FCC finds that a licensee has failed to meet these standards, the FCC may deny renewal, condition renewal, or impose some other sanction (such as forfeiture). Any other party with standing may petition the FCC to deny a broadcaster’s application for renewal. However, only if the FCC issues an order denying renewal will the FCC accept and consider applications from other parties for a construction permit for a new station to operate on that channel. The FCC may not consider any new applicant for the channel in making determinations concerning the grant or denial of the licensee’s renewal application. Although renewal of licenses is granted in the majority of cases even when petitions to deny have been filed, we cannot be sure our station licenses will be renewed for a full term or without modification.

     Our current licenses expire as follows:

Station (by market ranking)	Expiration Date

KUWB / Salt Lake City	October 1, 2006
KWBQ / Albuquerque — Santa Fe	October 1, 2006
KASY / Albuquerque — Santa Fe	October 1, 2006
WBDT / Dayton	October 1, 2005
WBXX / Knoxville	August 1, 2005
WIWB / Green Bay — Appleton	December 1, 2005
WTVK / Ft. Myers — Naples	February 1, 2005
WBUI / Champaign — Decatur — Springfield	December 1, 2005
WBUW / Madison	December 1, 2005

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

     Ownership Restrictions. The officers, directors and equity owners of 5% or more of our outstanding voting stock or the voting stock of a company holding one or more broadcast licenses are deemed to have an attributable interest in the broadcast company. However, specified institutional investors, including mutual funds, insurance companies and banks acting in a fiduciary capacity, may own up to (but not as much as) 20% of the outstanding voting stock without being subject to attribution if they exercise no control over the management or policies of the broadcast company. Finally, even if it owns non-voting stock, a third party could be deemed to have an attributable interest if it owns more than 33 percent of a station’s (or the Company’s) asset value (which is generally defined by the FCC to mean the aggregate of equity plus debt) and either has another attributable interest in the same market as the station(s) or provides more than 15 percent of the weekly programming for the station(s).

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

     A court of appeals determined in a recent decision that the FCC’s restrictions on television ownership were not justified by evidence in the public record and failed to satisfy the standards set forth in the Communications Act. In reaching that conclusion, the court focused on the inconsistency in the FCC’s assessment of competition in formulating its media ownership rules. In shaping the television ownership rules, the FCC considered only the existence of other television stations on the theory that television does not compete with other media; conversely, in shaping rules concerning common ownership of television and radio stations in the same market, the FCC acknowledged and accounted for competition among television stations, radio stations, daily newspapers and cable television systems. In response to the court decision and other developments, the FCC inaugurated a comprehensive rulemaking proceeding to review its broadcast ownership rules to ensure that they are adequately supported by the factual record and are consistent with each other.

     FCC regulations also prohibit one owner from having attributable interests in television broadcast stations that reach in the aggregate more than 35% of the nation’s television households. For purposes of this calculation, stations in the UHF band, which covers channels 14 – 69, are attributed with only 50% of the households in their respective markets (while 100% of the market households are attributed to stations in the VHF band, which covers channels 2 – 13). A recent court decision concluded that the FCC’s 35% limitation is not adequately supported by sufficient evidence in the public record and directed the FCC to conduct further proceedings to determine whether a limitation on national television attribution can be justified and, if so, what that limitation should be. As a result, that issue is also being considered in the FCC’s comprehensive rulemaking on broadcast ownership rules.

     The FCC’s comprehensive rulemaking is also considering the radio-television cross-ownership rule. One of those issues concerns rules which generally allow the holder of an attributable interest in a television station to have an attributable interest in:

•	up to six radio stations in a market with 20 independent media voices;

•	up to four radio stations in a market with 10 independent media voices; and

•	at least one radio station in any market.

     Another major issue being considered in the FCC’s comprehensive rulemaking is the newspaper cross-ownership rule. FCC rules generally prohibit a party with an attributable interest in a television station from owning a daily newspaper serving a community located within the relevant coverage area of that television station. The FCC is now seeking evidence and argument to decide whether those rules should be retained, modified, or repealed in their entirety.

     The FCC’s comprehensive rulemaking is not revisiting issues related to common ownership of television stations and cable television systems in the same market. The rule which prohibited that common ownership was vacated by the court which addressed the national cap on television ownership. The FCC did not challenge that judicial decision.

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

     The FCC has established service rules and adopted a table of allotments for digital television. Under the table, all eligible broadcasters with a full-power television station are allocated a separate channel for digital television operation. Stations will be permitted to phase in their digital television operations over a period of years, after which they will be required to surrender their license to broadcast the analog, or non-digital, television signal. FCC rules required all commercial television stations to be on the air with a digital signal by May 1, 2002. However, the FCC invited television owners in medium and smaller markets to request an extension of that deadline for their respective stations if they needed it, and certain of our stations have received such extensions.

     In announcing its receptivity to extensions of digital television construction deadlines, the FCC recognized the practical and technical difficulties of requiring television broadcasters to implement digital television. For those same reasons, the FCC suspended most of the construction and service deadlines that had previously been imposed. The FCC recently inaugurated a new rulemaking proceeding to reinstate those deadlines. In the meantime, the Communications Act still requires television broadcasters to return their analog license to the government by 2006 unless specified conditions exist that, in effect, limit the public’s access to digital television transmissions in a particular market. Legislative proposals have been introduced in Congress that could affect that deadline, but to date none have been enacted.

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

     Other FCC and Legislative Matters. The FCC repealed the rule that prohibited one of the major television networks (ABC, CBS, NBC or Fox) from owning another television network Viacom utilized that change in FCC rules to acquire an interest in UPN. The FCC’s comprehensive rulemaking proceeding is now examining the rule that prohibits dual ownership of two or more of the major networks. We cannot predict how the FCC will resolve that issue or how or when the relaxation of the prior dual network rule may affect our business.

     The Satellite Home Viewer Act and related FCC regulations allow satellite carriers to deliver broadcast programming to subscribers who are unable to obtain television network programming over the air from local television stations. Congress later amended the act to facilitate the ability of satellite carriers to provide subscribers with programming from both local and non-local television stations (regardless of the subscribers’ ability to receive the television signals over the air). The FCC has adopted rules to implement certain of those legislative changes and is conducting rulemaking proceedings to implement others. A principal component of the new regulation requires satellite carriers to carry the analog signals of all local television stations in a market if they carry one. We have taken advantage of that regulation to require carriage of our stations on satellite systems in the Salt Lake City, Albuquerque — Santa Fe, Knoxville and Ft. Myers — Naples markets. The FCC has refused to require satellite carriers to carry a television station’s digital signal, even if the station does not have an analog signal. We cannot predict whether that policy will remain in place and, if so, whether it could adversely affect our business in the future.

     On November 7, 2002, the FCC adopted new rules that require broadcast licensees to provide equal employment opportunities. The new rules require broadcast licensees to widely disseminate information on employment vacancies and to promote diversification in their employment. The new rules are intended to supplement a broadcaster’s obligation to refrain from racial or other prohibited discrimination in its employment practices under other applicable federal as well as state and local laws and regulations. The new EEO rules impose substantial record-keeping obligations on broadcasters, require that certain television stations (those with five or more full-time employees) submit reports concerning their EEO efforts mid-way through their license term, and require all television stations to submit information on their EEO compliance with their renewal applications.

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

Employees

     At December 31, 2002, our continuing operations had 253 employees, none of whom are subject to collective bargaining agreements. We believe that our relationships with our employees are good.

Available Information

     The Company maintains an Internet website at www. acmecommunications.com where the Company’s Annual Report on Form 10-K, Quarterly Reports on 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time that they are filed with or furnished to the Securities and Exchange Commission.

Item 2. Properties

     All of our leased studio, office and tower facilities are leased pursuant to long-term leases. We believe that all facilities and equipment are adequate, with minor changes and additions, for conducting operations as presently contemplated. Set forth below is information with respect to our studios and other facilities for our current stations and our discontinued operations. Information as to tower size reflects the height above average terrain of the antenna radiation center.

Market	Approximate Size	Ownership

St. Louis, Missouri(4)
Studio and office facilities	36,000 sq. ft.	Leased
Tower (analog)	1,011 ft.	Leased
Tower (digital)	945 ft.	Leased
Portland, Oregon(4)
Studio and office facilities	15,255 sq. ft.	Owned
Tower (analog)	1,785 ft.	Leased
Tower (digital)(2)	1,716 ft.	Owned
Salt Lake City, Utah
Studio and office facilities	9,500 sq. ft.	Leased
Tower (analog & digital)(2)	4,125 ft.	Owned
Albuquerque — Santa Fe, New Mexico
Studio and office facilities	9,000 sq. ft.	Leased
Tower (analog & digital)	4,183 ft.	Leased
Tower (analog & digital back-up)	4,222 ft.	Leased
Dayton, Ohio
Studio and office facilities	10,000 sq. ft.	Leased
Tower (analog & digital)	954 ft.	Leased
Knoxville, Tennessee
Studio and office facilities	8,000 sq. ft.	Leased
Tower (analog & digital)(1)	2,399 ft.	Owned
Green Bay — Appleton, Wisconsin
Studio and office facilities	2,640 sq. ft.	Leased
Tower (analog)(1)	660 ft.	Owned
Tower (digital)(3)	1,089 ft.	Leased
Ft. Meyers — Naples, Florida
Studio and office facilities	5,000 sq. ft.	Leased
Tower (analog & digital)	1,496 ft.	Leased
Champaign — Springfield — Decatur , Illinois
Studio and office facilities	9,600 sq. ft.	Owned
Tower (analog & digital)(1)	2,001 ft.	Owned
Madison, Wisconsin
Studio and office facilities	4,000 sq. ft.	Leased
Tower (analog)	1,053 ft.	Leased

(1)	Tower owned on leased property.

(2)	Represents partnership interests in digital television towers in the Salt Lake and Portland markets.

(3)	Tower to be operational in 2003

(4)	Station sold in March 2003

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the security holders during the fourth quarter of 2002.

Executive Officers of the Registrant

     The following table sets forth information about our executive officers at December 31, 2002.

Name	Age	Position

Jamie Kellner	55	Chairman of the Board and Chief Executive Officer
Douglas Gealy	42	President, Chief Operating Officer and Director
Thomas Allen	50	Executive Vice President, Chief Financial Officer and Director
Edward Danduran	50	Vice President, Controller

     Jamie Kellner is a founder of ACME and has served as our Chief Executive Officer and Chairman of the Board since 1997. Mr. Kellner is also a founder and the Chairman and Chief Executive Officer of The WB Network since 1993. Mr. Kellner was President of Fox Broadcasting Company from its inception in 1986 to 1993.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     The Company’s common stock is traded on the NASDAQ National Market under the symbol ACME. As of March 26, 2003, there were 31 stockholders of record.

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

     Below are the Nasdaq high, low and closing prices of ACME Communications, Inc. for each quarter of 2002 and 2001.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2002
High	$10.45	$11.25	$9.66	$8.45
Low	6.00	7.23	6.68	5.35
Close	10.34	7.35	7.80	7.97

2001
High	$12.75	$11.13	$9.40	$7.35
Low	8.50	7.00	5.52	4.00
Close	10.56	8.01	7.00	6.41

Item 6. Selected Financial Data

Following is ACME Communications’ selected consolidated financial data for the past five years. In accordance with generally accepted accounting principles, operating results relating to our St. Louis and Portland stations, which are being sold, are included are accounted for as discontinued operations. This data is derived from the audited Consolidated Financial Statements of the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto (located at Item 8 of this filing) and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (located at Item 7 of this filing).

	For the Years Ended December 31,

	1998	1999	2000	2001	2002

	(In thousands, except per share data)
Statement of Operations Data:
Net revenues	$5,737	$16,288	$26,153	$27,793	$36,006
Operating expenses:
Station operating expenses	8,064	18,867	28,393	30,846	36,936
Depreciation and amortization	2,472	5,776	9,003	9,730	3,981
Corporate	2,627	6,398	3,522	3,769	3,984
Equity-based compensation(1)	—	39,639	335	335	267
LMA fees	228	28	—	—	45

Operating loss	(7,654)	(54,420)	(15,100)	(16,887)	(9,207)
Other income (expenses):
Interest income	231	499	1,380	921	125
Interest expense	(23,777)	(28,475)	(27,141)	(28,625)	(30,859)
Gain (loss) on sale of assets	1,112	—	(67)	—	—
Other expense	—	—	(91)	(73)	(153)

Loss from continuing operations before income taxes and minority interest	(30,088)	(82,396)	(41,019)	(44,664)	(40,094)
Income tax benefit (expense)	4,021	6,465	12,467	14,308	(24,276)

Loss from continuing operations before minority interest	(26,067)	(75,931)	(28,552)	(30,356)	(64,370)
Minority interest	1,684	2,085	—	—	—

Loss from continuing operations	(24,383)	(73,846)	(28,552)	(30,356)	(64,370)
Income from discontinued operations, net of tax	2,443	$3,067	$6,514	$2,507	$8,394

Net Loss	$(21,940)	$(70,779)	$(22,038)	$(27,849)	$(55,976)

Statement of Operations Data (Continued):

	For the Years Ended December 31,

	1998	1999	2000	2001	2002

	(In thousands, except per share data)
Loss from continuing operations before income taxes and minority interest, as reported	$(30,088)	$(82,396)	$(41,019)	$(44,664)	$(40,094)
Tax benefit (expense)(4)	10,026	14,304	12,467	14,308	(24,276)

Loss before minority interest	(20,062)	(68,092)	(28,552)	(30,356)	(64,370)
Pro forma minority interest allocation(4)	1,385	1,629	—	—	—

Loss from continuing operations	(18,677)	(66,463)	(28,552)	(30,356)	(64,370)
Income from discontinued operations	2,443	3,067	6,513	2,507	8,394

Pro forma net loss	(16,234)	(63,396)	(22,038)	(27,849)	(55,976)

Income (loss) per share:(4)
Continuing operations	$(3.70)	$(8.35)	$(1.70)	$(1.81)	$(3.84)
Discontinued operations	0.48	0.39	0.38	0.15	0.50

Net loss per share, basic and diluted	$(3.22)	$(7.96)	$(1.32)	$(1.66)	$(3.34)

Basic and diluted weighted average common shares outstanding	5,045,256	7,961,379	16,750,000	16,750,000	16,750,000

Pro forma net loss	$(16,234)	$(63,396)	$(22,038)	$(27,849)	$(55,976)
Add back:
Goodwill amortization	3,093	4,652	6,387	6,388	—
Broadcast licenses amortization	6,318	8,750	10,024	10,028	—
Income tax expense	(2,415)	(3,344)	(3,831)	(3,836)	—

Adjusted net loss	$(9,238)	$(53,338)	$(9,458)	$(15,269)	$(55,976)

Basic and Diluted loss per share:
Add back:
Reported net loss	$(3.22)	$(7.96)	$(1.32)	$(1.66)	$(3.34)
Add back:
Goodwill amortization	0.62	0.58	0.38	0.38	—
Broadcast licenses amortization	1.25	1.10	0.60	0.60	—
Income tax expense	(0.48)	(0.42)	(0.23)	(0.23)	—

Adjusted net loss	$(1.83)	$(6.70)	$(0.57)	$(0.91)	$(3.34)

Balance Sheet Data:
Total assets	$286,827	$409,892	$411,192	$407,385	$393,276
Total debt(2)	225,728	217,078	239,251	250,150	275,001
Total stockholders’ equity	1,413	126,835	105,326	78,006	22,491
Supplemental Financial Data:

Broadcast cash flow and EBITDA(3):
Operating loss	$(7,654)	$(54,420)	$(15,100)	$(16,887)	$(9,207)
Add back:
Equity-based compensation(1)	—	39,639	335	335	267
Depreciation and amortization	2,472	5,776	9,003	9,730	3,981
LMA Fees	228	28	—	—	45
Amortization of program rights	1,045	2,900	6,784	7,529	9,109
Corporate expenses	2,627	6,398	3,522	3,769	3,984
Adjusted program payments(3)	(1,208)	(3,288)	(6,689)	(7,882)	(9,459)

Broadcast cash flow	(2,490)	(2,967)	(2,145)	(3,406)	(1,280)
Less:
Corporate expenses	2,627	6,398	3,522	3,769	3,984

EBITDA	$(5,117)	$(9,365)	$(5,667)	$(7,175)	$(5,264)

Broadcast cash flow margin(3)	(43.4)%	(18.2)%	(8.2)%	(12.3)%	(3.6)%
EBITDA margin(3)	(89.2)%	(57.5)%	(21.7)%	(25.8)%	(14.6)%

(1)	Equity-based compensation is allocable as follows:

	Year ended December 31,
	1998	1999	2000	2001	2002

	(in thousands)

Station operating expense	$—	$66	$197	$197	$173

Corporate	—	39,573	138	138	93

Total	$—	$39,639	$335	$335	$267

(2)	Includes the Company’s 12% senior secured discount notes, the 10 7/8% senior discount notes, convertible debt, revolving credit facility and capital lease obligations.

(3)	We define:

•	broadcast cash flow as operating income, plus equity-based compensation, depreciation and amortization, LMA fees, amortization of program rights, and corporate expenses, less program payments — the latter as adjusted to reflect reductions for liabilities relating to expired rights or rights which have been written-off in connection with acquisitions;

•	EBITDA as broadcast cash flow less corporate expenses;

•	broadcast cash flow margin is broadcast cash flow as a percentage of net revenues; and

•	EBITDA margin is EBITDA as a percentage of net revenues.

We have included broadcast cash flow, broadcast cash flow margin, EBITDA and EBITDA margin data because management believes that these measures are useful to an investor to evaluate our ability to service debt and to assess the earning ability of our stations’ operations. However, you should not consider these items in isolation or as substitutes for net income, cash flows from operating activities or other statement of operations or cash flows data prepared in accordance with generally accepted accounting principles. These measures are not necessarily comparable to similarly titled measures employed by other companies. The Company believes that operating loss is the closest GAAP measure to EBITDA and broadcast cash flow.

(4)	Pro forma net loss in 1998 and 1999 is calculated as actual net loss adjusted to reflect (i) a provision for income taxes on earnings before taxes, which gives effect to the Company being C corporation for all periods and (ii) the impact on the net loss allocated to the minority interest. Actual net loss and pro forma net loss are the same for 2000, 2001 and 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     On December 27, 2002, we announced that we had entered into agreements to sell two of our stations, KPLR-TV serving the St. Louis marketplace and KWBP-TV, serving the Portland, Oregon marketplace, to subsidiaries of Tribune Company for an aggregate, all-cash, consideration of $275 million plus a payment for the closing-date working capital (subject to adjustment) of the St. Louis Station. We completed these transactions on March 21, 2003. The results relating to these two stations have been accounted for as discontinued operations in accordance with generally accepted accounting principles (“GAAP”).

     The nine television stations that comprise our continuing operations are regionally diverse and range in market size (based on television households) from 36 through 86 in the nation. All but one of our stations are affiliates of The WB Television Network. Our second station in the Albuquerque-Santa Fe marketplace is a UPN affiliate. Our nine stations have only been on the air, or achieving measurable ratings, for 3-6 years.

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

     Our primary ongoing operating expenses are programming costs, employee compensation, advertising and promotion expenditures and depreciation and amortization. Programming expense consists primarily of amortization of broadcast rights relating to syndicated programs as well as costs associated with our morning news show, The Daily Buzz, music rights fees and sports rights fees. Changes in employee compensation expense result primarily from increases in total staffing levels, from adjustments to fixed salaries based on individual performance and inflation and from changes in sales commissions paid to our sales staff based on levels of advertising revenues. Advertising and promotion expenses consist primarily of media and related production costs resulting from the promotion of our stations and programs. This amount is net of any reimbursement received or due to us for such advertisement and promotion from The WB Network, UPN or from other program suppliers.

     In the fall of 2000, we began to experience a noticeable slowdown in non-political advertiser demand. By December 2000, it was clear that there was a dramatic weakness in demand affecting all media-related companies and there were broader indications that the U.S. economy was in a slowdown. This slack demand continued through all of 2001, and the resultant effect of the events of September 11, 2001 only made a tough year worse. By industry accounts, 2001 television revenues declined approximately 13-15% over 2000, the steepest decline in the last 50 years. Nearly every publicly traded television broadcaster, including the Company, posted year-over-year declines in advertising revenues. Advertising demand began to rebound early in 2002 and by the end of the year, aided by robust political advertising demand in most markets, year-over-year gains in most of our markets averaged approximately 10%.

     Although television advertising revenues grew in 2002 over 2001, and early 2003 market audits seem to indicate that this growth trend has continued, the current Iraqi conflict and an uncertain national economic environment provides little visibility as to the health of the advertising marketplace in general, and the eight marketplaces that we serve in particular.

Results of Operations

     Year Ended December 31, 2002 compared to Year Ended December 31, 2001

     Net revenues for the year ended December 31, 2002 increased $8.2 million (30%) to $36.0 million compared to $27.8 million for the year ended December 31, 2001. These revenue gains reflect primarily our ratings gains over the past year along with modest market revenue gains during 2002. On a same-station basis, excluding the results of our Madison acquisition in 2002, our revenues increased 29%.

     Station operating expenses increased to $36.9 million compared to the prior year’s operating expenses of $30.8 million. This increase of 20% was attributable primarily to our continued investment in programming, including our September 2002 launch of a new three-hour morning news show, The Daily Buzz, increases in our sales related costs and new expenses related to our roll-out of digital transmission services at most of our stations.

     Depreciation and amortization expense for 2002 was $4.0 million compared to $9.7 million for 2001. This $5.7 million decrease reflects the cessation of the amortization of intangible assets effective January 1, 2002 in connection with our implementation of SFAS No. 142 — Accounting for Goodwill and Other Intangible Assets.

     Corporate expenses for 2002 increased to $4.0 million from $3.8 million in 2001. This 6% increase in corporate expenses was due primarily to increased incentive compensation expense, professional fees and increased directors and officers insurance costs.

     Equity-based compensation was $267,000 in 2002 compared to $335,000 in 2001. This non-cash expense, which relates to options granted below market value in 1999 to certain management in exchange for the termination of their participation in the Company’s previously established long-term incentive plan, decreased in 2002 due to the termination of some of those participants.

     Interest expense for the current year was $30.9 million compared to $28.6 million for 2001. This $2.2 million increase in interest expense is the result of increasing principal balances arising from continued amortization of original issuance discounts on our ACME Television subsidiary’s 10-7/8% Senior Discount Notes due 2004 (the “Television Notes”), which began accruing cash interest on October 1, 2001, and our ACME Intermediate subsidiary’s 12% Senior Secured Discount Notes due 2005 (the “Intermediate Notes”), which began accruing cash interest on October 1, 2002. In addition, during 2002 we incurred higher interest charges on our senior credit facility, which was undrawn during 2001, but which was drawn upon in 2002 to fund interest payments on the Television Notes and capital expenditures in excess of operating cash flow.

     We incurred a tax expense of $24.3 million in 2002 compared to a tax benefit of $14.3 million in 2001. The tax expense in 2002 relates primarily to an increase in the valuation allowance required as a result of the implementation of SFAS No. 142 in the first quarter of 2002. The difference in the statutory federal rate of 34% and the Company’s effective tax benefit of 32% relates to the impact of non-deductible expenses.

     Our negative broadcast cash flow for 2002 was $1.3 million, compared to a $3.4 million negative broadcast cash flow in 2001. This 62% decrease in negative broadcast cash flow reflects the revenue gains achieved by our stations exceeding our increase in station operating expenses compared to 2001.

     Our income from discontinued operations for the twelve months ended December 31, 2002 was $8.4 million compared to $2.5 million for calendar 2001. This increased income relates primarily to a reduction in amortization of intangibles (as a result of the adoption of SFAS No. 142), partially offset by an increase in our tax expense of discontinued operations.

     Our net loss for 2002 was $56.0 million as compared with the $27.8 million loss incurred in 2001, an increase of $28.1 million. This increase in our net loss is primarily the result of the one-time deferred tax expense recorded in 2002 resulting from the impact of SFAS No. 142 and increased interest expense, partially offset by improved operating results and reduced amortization of intangible assets.

     Year Ended December 31, 2001 compared to Year Ended December 31, 2000

     Net revenues for the year ended December 31, 2001 increased 6% to $27.8 million as compared to $26.2 million for the year ended December 31, 2000. This increase reflects modest revenue gains at our stations driven by increased ratings and market shares despite double digit declines in advertising market revenues in most of our markets.

     Station operating expenses increased to $30.8 million compared to the prior year’s operating expenses of $28.4 million. This 9% increase was due primarily to increased programming expenses and increased sales expenses relating primarily to Nielsen ratings services, net of reduced promotion expenses and incentive compensation expenses.

     Depreciation and amortization expense was $9.7 million in 2001 compared to $9.0 million in 2000. This increase relates to increased depreciation on the significant capital expenditures placed into service during 2001 and 2000.

     Corporate expenses for 2001 increased to $3.8 million from $3.5 million in 2000. This 7% increase relates primarily to increased professional fees incurred in connection with potential strategic transactions and increased directors and officers insurance expense, net of a reduction in incentive compensation expense.

     Equity-based compensation was $335,000 for both 2001 and 2000 and relates to options granted below market value in 1999 to senior management in exchange for the termination of their participation in the Company’s previously established long-term incentive plan.

     Interest expense for 2001 was $28.6 million compared to $27.1 million for 2000. This $1.5 million increase in interest expense is primarily the result of the increased accretion of the Intermediate and Television Notes.

     The tax benefit for 2001 was $14.3 million compared to a $12.5 million tax benefit for 2000, representing an effective tax benefit of 32% and 30% for 2001 and 2000, respectively. The difference in the statutory federal rate of 34% and the Company’s effective tax benefit of 32% for 2001 and 30% for 2000 relates to the impact of non-deductible expenses.

     Our negative broadcast cash flow for 2001 was $3.4 million, compared to a $2.1 million negative broadcast cash flow in 2000. This 59% increase in negative broadcast cash flow is primarily attributable to the increased station operating expenses in excess of only modest revenue gains, and therefore lower margins at most of our stations.

     Our income from discontinued operations for the twelve months ended December 31, 2001 was $2.5 million compared to $6.5 million for calendar 2000. This decreased income relates primarily to a decline in revenues at our discontinued stations which in turn relates to the downturn in advertising demand in these markets.

     Our net loss for 2001 was $27.8 million as compared with the $22.0 million loss incurred in 2000, an increase of $5.8 million. This increase in our net loss is primarily the result of the decrease in our net income from discontinued operations and increased interest expense.

Liquidity and Capital Resources

     Net cash used in operating activities was $26.9 million for the year ended December 31, 2002 compared to net cash used in operating activities of $25.1 million for 2001, an increase in use of cash of $1.8 million. The increased use was primarily due to an increase in working capital needs as receivables built at the end of 2002 on strengthening ad sales.

     Net cash used in investing activities was $13.7 million for the year ended December 31, 2002, compared to $7.1 million for 2001. The $6.6 million increase relates primarily to our purchase of our Madison Station, net of reduced capital expectation.

     Net cash provided by financing activities for the year ended December 31, 2002 was $15.2 million, compared to $1.8 million in 2001. The increase relates primarily to our borrowings to fund our Madison acquisition and increased capital expenditures relating to our digital build-out.

     The Company has carried a high debt level since the issuance of its Television Notes and its Intermediate Notes in September 1997. These notes were issued at an original discount. The Television Notes began accruing cash interest on October 1, 2000 and the first semi-annual interest payment of $9.5 million was made on March 31, 2001. The Intermediate Notes began accruing cash interest on October 1, 2002 and the initial semi-annual interest payment of $4.2 million will be made on March 31, 2003. As of December 31, 2002, the balance under the Company’s senior revolving credit facility was approximately $18.8 million. The Company was in compliance with the covenants of all of our credit agreements as of December 31, 2002. At December 31, 2002, the Company had $4.8 million of cash, $2.9 million of which is restricted to collateralize capital lease obligations, and working capital of $159.3 million.

     Although we generated positive annual operating cash flow from our combined continuing and discontinued broadcast operations, before considering interest payments, since our inception in 1997, the weak advertising environment in 2001 resulted in our first-ever decline in such cash flow. On December 27, 2002, we announced that we had entered into agreements to sell our stations KPLR-TV, serving the St. Louis marketplace, and KWBP-TV, serving the Portland, Oregon marketplace, to subsidiaries of Tribune Company (the “Tribune Transaction”) for $275 million in an all-cash transaction. The proceeds from these transactions, which closed on March 21, 2003, will be substantially used to repay much of the Company’s debt. On March 21, 2003, we repaid all balances owing under our senior credit facility, issued redemption notices for all of our $175 million Television Notes at the call price of 102.72 and issued a partial redemption notice for $41.634 million of our $71.634 million Intermediate Notes at the call price of 103.00. The redemption date for both issues is set for April 21, 2003. Following the redemption, we will have $30 million outstanding of the Intermediate Notes. Our semi-annual interest payment on the Intermediate Notes will be reduced to $1.8 million with the next payment due September 30, 2003.

     At December 31, 2002, amounts due under all capital lease facilities was $12.2 million bearing an implicit average interest rate of 8.41% per annum. We expect to incur approximately $6 million in additional capital expenditures in 2003, primarily related to our upgrade of our transmission facilities at WBUW in Madison and, to a lesser extent, the routine capital expenditures at our other eight television stations.

     Until such time as we amend, restructure or replace our current senior credit agreement, we have no borrowings available under that facility. The Company’s remaining nine television stations will generate significantly reduced broadcast cash flow without the discontinued operations, but the Company’s debt level and related interest expense will have been substantially reduced. The Company believes that the remaining proceeds from the Tribune Transaction, after repayment of the senior credit facility and redemption of the Television Notes and $41.634 million of Intermediate Notes, will be sufficient to satisfy the Company’s cash requirements for its existing operations for at least the next twelve months.

     We expect to either amend, restructure or replace our senior credit facility during the second quarter of 2003. We are also in discussions to secure a capital lease line to finance our ongoing and future capital equipment expenditures. The Company expects that any future acquisitions and (related capital expenditures) of television stations, including any of the four construction permits, would be financed through these same sources and, if necessary, through additional debt and equity financings. Although we believe it would be a secondary alternative, we also have the ability to sell select stations in the event of unforeseen credit difficulties, such as might be experienced if there were further declines in the U.S. economy or in advertising demand. There is no guarantee that such other means of raising capital will be at terms acceptable to the Company, and accordingly current stockholders could be adversely affected by such financings.

Certain Factors That May Effect Future Results and Financial Condition

     The following factors could have a material and adverse impact on the Company’s business:

     The developmental nature of our continuing stations poses risks to stockholders, including the following:

•	we have not generated positive operating cash flow from our continuing operations and the future performance of the Company will depend upon our ability to continue increasing our ratings and revenues in a relatively healthy advertising environment;

•	our ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, including acquisitions might be impeded; and

•	we are more vulnerable to economic downturns and our ability to withstand competitive pressures is limited.

     We derive substantially all of our revenues from advertisers in diverse industries. If a number of our advertisers continue to reduce their expenditures because of the current or a future general economic downturn, or an economic downturn in one or more industries or regions, or for any other reason, our results of operations would be materially and adversely affected.

     If we do not meet our interest obligations under either our Intermediate Note indenture or an amended, restructured or new senior revolving credit facility, or if we otherwise default under these instruments, our debt may be accelerated under these instruments as well as other debt instruments we have. In addition, because we of our leverage, we may be less able to respond to market conditions or meet extraordinary capital needs. If we are unable to generate sufficient cash flow from operations or borrow under an amended, restructured or new revolving credit agreement to meet our obligations and commitments, we will be required to raise additional debt or equity capital. Additionally, we may be required to sell material assets or operations or delay or forego acquisitions. These alternative strategies would likely not be effected on satisfactory terms, if at all.

     Our Intermediate Note indenture contains restrictive covenants that limit our ability to:

•	incur additional debt;

•	pay dividends;

•	merge, consolidate or sell assets;

•	make acquisitions or investments; or

•	change the nature of our business.

     We expect that an amended, restructured or new senior credit facility will be completed during the second quarter of 2003 and that it will require us to maintain certain financial covenants. If we fail to meet some or all of the covenants contained in this facility, we may not be able to borrow under the facility which might adversely affect our ability to make acquisitions as planned or meet general or extraordinary capital needs.

     We have incurred net losses in each of our fiscal years since inception and expect to continue to experience net losses in the foreseeable future. These net losses have principally been the result of interest expense on our outstanding debt and non-cash charges for depreciation expense related to fixed assets.

     Our plans to acquire additional television stations during the past several years have been adversely affected by our increased leverage resulting from a decline in our broadcast cash flow and the related constraints in borrowing under our revolving credit facility. Although we will have significantly reduced our debt through the sale of our discontinued operations, we will still likely need to borrow under a senior credit facility to successfully execute and implement additional station acquisitions. Our inability to secure such a credit facility could limit our future growth.

     Furthermore, our ability to acquire additional television stations is affected by the following:

•	many competing acquirers have greater resources available to make such acquisitions than we have;

•	desired stations might not be available for purchase;

•	we might be unable to obtain The WB Network affiliation for all of the stations we acquire;

•	we might not have the financial resources necessary to acquire additional stations;

•	we might be unable to obtain FCC approval of the assignments or transfers of control of FCC licenses; and

•	current FCC rules limit the number of television broadcasting properties that any one person or entity, including its affiliates, may own in any given market which could limit our ability to pursue desired stations.

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

     All of our continuing television stations are relatively new in their markets and are still developing. Many of them have never generated positive broadcast cash flow and the group, as a whole, has never generated positive broadcast cash flow. Our ability to service our debt and stay in compliance with any credit agreements or indentures is ultimately dependent on our generating positive broadcast cash flow.

     Emerging technologies that allow viewers to digitally record and play back television programming may decrease viewership of commercials and, as a result, lower our advertising revenues.

     The required conversion of the broadcast industry to provide digitally transmitted television signals has required us to make significant capital expenditures which, in the short-term, will not be balanced by consumer demand for digital television. While the FCC required all broadcasters to provide a digitally transmitted signal by May 2002, several of our stations received extensions from the FCC. We expect all of our stations to be transmitting digitally by the end of 2003. Furthermore, the FCC requires that all stations stop using analog signals on the stations by 2006. As of year-end 2002, digital television sets are present in less than 5% of U.S. television households, and accordingly, we are unable to predict the extent of consumer demand for digital television will be or when that demand will arise.

Contractual Cash Obligations

     Our contractual cash obligations, including the repayment of our revolving credit facility, the redemption of our Television Notes and the partial redemption of our Intermediate Notes, by year of payment, are as follows:

						Total
		Interest on	Programming	Capital	Operating	Contractual
	Long Term	Long Term	Rights	Lease	Lease	Cash
	Debt(1)	Debt(2)	Obligations(3)	Obligations(3)	Obligations(3)	Obligations

Year	(in thousands)

2003	$241,430	$17,305	$10,231	$4,743	$2,083	275,792
2004	—	3,600	10,934	2,843	1,991	19,368
2005	30,000	3,600	11,621	2,654	1,627	49,502
2006	—	—	9,911	1,013	1,563	12,487
2007	—	—	8,125	42	1,371	9,538
Thereafter	—	—	9,068	855	7,257	17,180

Total	$271,430	$24,505	$59,890	$12,151	$15,892	$383,868

(1)	includes revolving credit facility, Television Notes and Intermediate Notes and the redemption premiums on the Television Notes and $41.634 million of the Intermediate Notes.
(2)	Includes interest on the Television Notes and $41.634 million of the Intermediate Notes through April 21, 2003 (redemption date).
(3)	excludes obligations of discontinued operations.

     In addition to the above contractual obligations, the Company expects that its capital expenditures for 2003, which are primarily related to our upgrade of transmission facilities for our Madison station and conversion to digital broadcasting as required by the FCC, will be approximately $6 million for our continuing stations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (Opinion 30), Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions , for the disposal of a segment of a business (as previously defined in Opinion 30). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 for long-lived assets held for use did not have an impact on the Company’s financial statements. The Company did not record any impairment charges in 2002. The provisions of SFAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

Critical Accounting Policies and Estimates

     The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to broadcast rights, bad debts, intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     Programming Rights

     The Company’s programming rights are stated, on a gross basis, at the lower of amortized cost or estimated realizable value. The Company evaluates estimated realizable value of programming rights based on current usage and revenue performance and projected future revenue and usage of such programs. Changes in the Company’s programming schedule could impact the estimated realizable value of programming. In addition, estimates of future revenue performance relate to the number of advertising spots which will be sold by the Company and the amount generated from such sales. A decrease in the number of spots sold or the amount for such sales could also impact the Company’s estimated realizable value. During 2000, 2001 and 2002, the Company recorded write downs of program rights due to impairments of $84,000, $66,000, and $100,000, respectively.

     Impairment of Long-Lived Asset Values

     The carrying values of our long-lived assets are reviewed for impairment based upon estimated future undiscounted cash flows of the stations. As of December 31, 2002, the Company has not recorded any impairment related to long-lived assets. Future adverse changes in market conditions, changes in technology and other factors could reduce the expected future cash flows and result in an impairment charge.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS 145, we will be required to apply the criteria in APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion No. 30), in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 will be effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of SFAS 4 encouraged. Upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in Opinion No. 30. The adoption of SFAS 145 for long-lived assets held for use did not have a material impact on our consolidated financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. However we are in compliance with the disclosure requirements as of December 31, 2002.

     Revenue Recognition

     The Company records revenue from the sale of airtime related to advertising and contracted time at the time of broadcast. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company utilizes information available to it, including the timing of payments and the financial condition of our customers, to estimate the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company does not have a significant concentration of accounts receivable from any single customer or industry segment.

     Accounting for Goodwill and Other Intangible Assets

     In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed or initiated after June 30, 2001 SFAS No. 141 also specifies criteria that must be met before intangible assets acquired in a purchase method business combination can be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, tested for impairment (at least annually) in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of”.

     The Company adopted the provisions of SFAS No. 141 in June 2001 and adopted SFAS No. 142 effective January 1, 2002. In accordance with SFAS No. 142, Goodwill and other intangible assets acquired in business combinations that were completed before July 1, 2001 were amortized until the adoption of SFAS No. 142.

     As the Company represents one reporting unit, as defined by SFAS No. 142, goodwill has been evaluated on a consolidated basis. The Company determined that its fair value exceeded its carrying value as of January 1, 2002 and December 31, 2002 (its annual impairment testing date) and, accordingly, no impairment was recorded during 2002. In addition, as prescribed by SFAS No. 142, the Company is no longer amortizing goodwill effective January 1, 2002.

     In the connection with the adoption with Statement 142, the Company determined that its intangible assets have an indefinite life. Accordingly, the Company tested these intangible assets in accordance with the provisions of Statement 142 and no longer amortizes these intangibles effective January 1, 2002. The Company also determined that the fair value of its intangible assets exceeded their carrying values as of January 1, 2002 and December 31, 2002 and, accordingly, there was no impairment.

     As of the date of adoption, January 1, 2002, the Company had unamortized goodwill in the amount of $106.4 million and unamortized identifiable intangible assets in the amount of $165.0 million, all of which was subject to the transition provisions of Statements 141 and 142. No amortization expense related to goodwill and intangible assets was recorded for the year ended December 31, 2002.

Impact of Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation, as a liability, in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. The Company is also required to record a corresponding asset that is depreciated over the useful life of the asset. Under SFAS No. 143, the asset retirement liability is to be adjusted each accounting period to reflect the passage of time and any changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The Company does not currently have a significant amount of asset retirement obligations and therefore believes the adoption of SFAS No. 143 will not have a material impact on the Company’s financial statements.

     On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”), which amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 148 amends the disclosure requirements in SFAS 123 for stock-based compensation for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The disclosure requirements apply to all companies, including those that continue to recognize stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees. Effective for financial statements for fiscal years ending after December 15, 2002, SFAS 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS 123. We do not choose to adopt the fair value measurement provisions of SFAS 123. However, we are in compliance with the disclosure requirements as of December 31, 2002.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. We do not have any guarantees that require disclosure under FIN 45.

     FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002.

     As noted above we have adopted the disclosure requirements of FIN 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. To date we have not entered into any guarantees.

     In February 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, or (c) the right to receive the expected residual returns of the entity if they occur. FIN 46 will have a significant effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disburse risks among parties involved. In addition, FIN 46 contains detailed disclosure requirements. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Credit Costs Incurred in a Restructuring).” SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be initially measured at fair value and recognized when the liability is incurred. The provisions of SFAS No. 146 are required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company’s revolving credit facility has a variable interest rate. Accordingly, the Company’s interest expense could be materially affected by future fluctuations in the applicable interest rate. At December 31, 2002, the Company had outstanding borrowings of $18.8 million under the revolving credit facility, all of which was repaid on March 21, 2003.

     We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred. As of December 31, 2002, our $175.0 million Television Notes and $71.6 million Intermediate Notes mature in the years 2004 and 2005, respectively. Effective October 1, 2000, the senior discount notes began accruing cash interest. The interest payment on these notes amounts to approximately $9.5 million every six months. Cash interest on the senior secured discount notes is payable semi-annually, in arrears, commencing on March 31, 2003. Based upon the quoted market price, the fair value of the senior discount notes and senior secured discount notes was $177.6 and $68.1 million, respectively, as of December 31, 2002.

     On March 21, 2003, we closed the sale of our discontinued operations to subsidiaries of the Tribune Company. In connection with that closing, we repaid all outstanding borrowings under our senior credit facility and issued a redemption notice on all of our $175 million Television Notes and $41,634 million of our $71,634 million Intermediate Notes. Following the redemption of the notes, set for April 21, 2003, we will have $30 million of the Intermediate Notes outstanding requiring a semi-annual interest payment of $1.8 million.

Item 8. Financial Statements and Supplemental Data

ACME COMMUNICATIONS, Inc. and SUBSIDIARIES

Independent Auditors’ Report

The Board of Directors and Stockholders of
ACME Communications, Inc.:

     We have audited the accompanying consolidated balance sheets of ACME Communications, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedules listed in the index of Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACME Communications, Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ KPMG LLP

Los Angeles, California
February 13, 2003, except for note 15,
   which was as of March 21, 2003

ACME Communications, Inc. and Subsidiaries
Consolidated Balance Sheets

	As of December 31,

	2001	2002

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$17,275	$1,860
Restricted cash	1,741	2,910
Accounts receivable, net	7,698	10,458
Current portion of programming rights	7,835	9,894
Prepaid expenses and other current assets	1,266	1,084
Assets held for sale	204,049	211,964
Deferred income taxes	576	—

Total current assets	240,440	238,170
Property and equipment, net	29,133	30,165
Programming rights, net of current portion	12,912	15,102
Intangible assets, net	97,738	102,870
Deferred income taxes	20,468	—
Other assets	6,694	6,969

Total assets	$407,385	$393,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,742	$8,163
Accrued liabilities	11,398	11,583
Current portion of programming rights payable	7,913	9,627
Current portion of obligations under lease	3,290	3,710
Liabilities held for sale	39,194	45,810

Total current liabilities	69,537	78,893

Programming rights payable, net of current portion	12,619	14,814
Obligations under lease, net of current portion	9,436	8,441
Other liabilities	363	89
Deferred income taxes	—	5,698
Notes payable under revolving credit facility	—	18,789
10 7/8% senior discount notes	175,000	175,000
12% senior secured notes	62,424	69,061

Total liabilities	329,379	370,785

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized, 16,750,000 shares issued and outstanding	168	168
Additional paid-in capital	131,337	131,798
Accumulated deficit	(53,499)	(109,475)

Total stockholders’ equity	78,006	22,491

Total liabilities and stockholders’ equity	$407,385	$393,276

See the notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data)

	For the Years Ended December 31,

	2000	2001	2002

Net revenues	$26,153	$27,793	$36,006

Operating expenses:
Station operating expenses	28,393	30,846	36,981
Depreciation and amortization	9,003	9,730	3,981
Corporate expenses	3,522	3,769	3,984
Equity-based compensation	335	335	267

Operating loss	(15,100)	(16,887)	(9,207)

Other income (expenses):
Interest income	1,380	921	125
Interest expense	(27,141)	(28,625)	(30,859)
Other	(158)	(73)	(153)

Loss from continuing operations before income taxes	(41,019)	(44,664)	(40,094)
Income tax benefit (expense)	12,467	14,308	(24,276)

Loss from continuing operations	(28,552)	(30,356)	(64,370)
Income from discontinued operations, net of taxes	6,514	2,507	8,394

Net loss	$(22,038)	$(27,849)	$(55,976)

Income (loss) per share, basic and diluted:
Continuing operations	$(1.70)	$(1.81)	$(3.84)
Discontinued operations	0.38	0.15	0.50

Net loss per share	$(1.32)	$(1.66)	$(3.34)

Basic and diluted common shares outstanding	16,750,000	16,750,000	16,750,000

See the notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 1999	16,750	$168	$130,279	$(3,612)	$126,835
Equity-based compensation	—	—	529	—	529
Net loss	—	—	—	(22,038)	(22,038)

Balance at December 31, 2000	16,750	168	130,808	(25,650)	105,326
Equity-based compensation	—	—	529	—	529
Net loss	—	—	—	(27,849)	(27,849)

Balance at December 31, 2001	16,750	168	131,337	(53,499)	78,006
Equity-based compensation	—	—	461	—	461
Net loss	—	—	—	(55,976)	(55,976)

Balance at December 31, 2002	16,750	$168	$131,798	$(109,475)	$22,491

See the notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,

	2000	2001	2002

		(In thousands)
Cash flows from operating activities:
Net loss from continuing operations	$(28,552)	$(30,356)	$(64,370)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,003	9,730	3,981
Amortization of program rights	6,784	7,529	9,109
Amortization of debt issuance costs	1,607	1,511	2,085
Amortization of discount on 10 7/8% senior discount notes	13,305	—	—
Amortization of discount on 12% senior secured notes	6,752	7,702	6,637
Equity-based compensation	335	335	267
Long-term incentive compensation	—	—	—
Deferred taxes	(12,783)	(14,540)	24,004
Loss on disposal of assets, net	67	18	—
Changes in assets and liabilities:
Increase in accounts receivables, net	(631)	(233)	(2,088)
Increase in prepaid expenses	(341)	(481)	104
Increase (decrease) in other assets	(200)	568	(303)
Increase in accounts payable	897	1,256	285
Increase (decrease) in accrued liabilities	3,025	(342)	2,686
Payments for programming rights	(6,689)	(7,882)	(9,459)
Increase (decrease) in other liabilities	(200)	112	179

Net cash used in operating activities	(7,621)	(25,073)	(26,883)

Cash flows from investing activities:
Purchase of property and equipment	(8,640)	(6,735)	(7,306)
Proceeds from the sale of assets	(66)	230	—
Purchases of and deposits for station interests	(529)	(618)	(5,540)
Other investments	—	—	(842)

Net cash used in investing activities	(9,235)	(7,123)	(13,688)

Cash flows from financing activities:
Increase in revolving credit facility	—	—	20,911
Payments on revolving credit facility	—	—	(2,122)
Payment of financing costs on credit facility	—	—	(1,241)
Cash restricted as collateral under capital lease facilities	—	(1,741)	(1,169)
Proceeds from capital lease facilities	3,855	5,707	1,905
Payments on capital lease obligations	(1,217)	(2,200)	(3,043)

Net cash provided by financing activities	2,638	1,766	15,241

Decrease in cash from continuing operations	(14,218)	(30,430)	(25,330)
Cash provided by discontinued operations	21,409	16,668	9,915

Net increase (decrease) in cash	7,191	(13,762)	(15,415)
Cash at beginning of period	23,846	31,037	17,275

Cash at end of period	$31,037	$17,275	$1,860

Cash payments for:
Interest	$831	$20,021	$21,718
Taxes	$316	$269	$200

Non-cash transactions:
Program rights in exchange for program rights payable	$6,931	$14,046	$13,314

See the notes to the consolidated financial statements.

ACME COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of the Business and Formation

Formation and Presentation

     ACME Communications, Inc. was formed on July 23, 1999, in preparation for and in conjunction with an initial public offering of its stock.

     On December 27, 2002, the Company announced that it had entered into transactions to sell our stations KPLR-TV serving the St. Louis marketplace, and KWBP-TV serving the Portland, Oregon marketplace, to subsidiaries of Tribune Company. In accordance with generally accepted accounting principles, the balance sheet reflects assets and liabilities held for sale and the statements of operations and cash flows reflect the results of these stations as discontinued operations for all periods presented.

     The accompanying consolidated financial statements are presented for ACME Communications, Inc. (“ACME” or the “Company”) and its wholly-owned subsidiaries. Segment information is not presented since all of the Company’s revenues are attributed to a single reportable segment.

Nature of Business

     ACME Communications is a holding company with no independent operations other than its indirect wholly-owned subsidiary, ACME Television. ACME Television, through its wholly-owned subsidiaries, owns and operates the following eleven commercially licensed broadcast television stations located throughout the United States:

Network
Station — Channel	Market	Affiliation

Continuing Stations

KUWB - 30	Salt Lake City	WB
KWBQ - 19	Albuquerque - Santa Fe	WB
KASY - 50	Albuquerque - Santa Fe	UPN
WBDT - 26	Dayton	WB
WBXX - 20	Knoxville	WB
WIWB - 14	Green Bay - Appleton	WB
WTVK - 46	Ft. Myers - Naples	WB
WBUI - 23	Champaign - Springfield - Decatur	WB
WBUW - 57	Madison	WB

Stations Held for Sale (Note 3)

KPLR - 11	St. Louis	WB
KWBP - 32	Portland, OR	WB

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

Accounts Receivable

     Accounts receivable are presented net of the related allowance for doubtful accounts which totaled $729,000 and $777,000 at December 31, 2001 and 2002, respectively.

Concentration of Credit Risk and Fair Value of Financial Statements

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable and cash. Due to the short-term nature of these instruments, the carrying value approximates the fair market value. The Company believes that concentrations of credit risk with respect to accounts receivable, which are unsecured, are limited due to the Company’s ongoing relationship with its clients. The Company provides its estimate of uncollectible accounts. The Company has not experienced significant losses relating to accounts receivable. The estimated fair market value, based on quoted market prices, of ACME Intermediate’s 12% senior discount notes and ACME Television’s 10 7/8% senior secured notes was approximately $68.1 million and $177.6 million, respectively, at December 31, 2002.

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

Buildings and Improvements	20 - 30 years
Broadcast and other equipment	3 - 20 years
Furniture and fixtures	5 - 7 years
Vehicles	5 years

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes both SFAS No. 121, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (Opinion 30), Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in Opinion 30), SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale. The Company adopted SFAS No. 144 on January 1, 2002. At the date of the adoption of SFAS No. 144 for long-lived assets held for use did not have an impact on the Company’s financial statements. The provisions of SFAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

Intangible Assets

     Intangible assets consist of broadcast licenses and goodwill, both of which are amortized on a straight-line basis over a 20-year life, until January 1, 2002, when the Company adopted SFAS No. 142. Set forth below are the intangible assets for our continuing operations:

	December 31,

	2001	2002

	(In thousands)
Broadcast licenses	$93,588	$98,720
Less: accumulated amortization	(14,326)	(14,326)

	79,262	84,394

Goodwill	20,839	20,839
Less: accumulated amortization	(2,363)	(2,363)

	18,476	18,476

Net intangible assets	$97,738	$102,870

     Intangible assets for the Company’s discontinued stations are included in “Assets Held for Sale” on the consolidated balance sheets and the components are disclosed in Note 3 — Discontinued Operations.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that must be met before intangible assets acquired in a purchase method business combination can be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, tested for impairment (at least annually) in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of”.

     The Company adopted the provisions of SFAS No. 141 in June 2001 and SFAS No. 142 on January 1, 2002. In accordance with SFAS No. 142, Goodwill and other intangible assets acquired in business combinations that were completed before July 1, 2001 were amortized until the adoption of SFAS No. 142.

     As the Company represents one reporting unit, as defined by SFAS No. 142, goodwill has been evaluated on a consolidated basis. In addition, as prescribed by SFAS No. 142, the Company no longer amortizes goodwill as of January 1, 2002. Based on the Company’s evaluation of goodwill (including goodwill relating to discontinued operations) at January 1, 2002 and December 31, 2002, there was no impairment of goodwill.

     In connection with the adoption with SFAS No. 142, the Company determined that its intangible assets (broadcast licenses) have an indefinite life. Accordingly, the Company is required to test these intangible assets in accordance with the provisions of Statement 142 and did not amortize these intangibles beginning January 1, 2002. The Company evaluates broadcast licenses on a station-by-station basis, except for its two stations serving the Albuquerque - Santa Fe, New Mexico marketplace, which are evaluated together. Based on the evaluation at January 1, 2002 and December 31, 2002, there was no impairment of intangible assets.

     The following table presents the net loss and basic and diluted net loss per share as if the broadcast licenses and goodwill had not been amortized during the periods presented:

	2000	2001	2002

Reported net loss	$(22,038)	$(27,849)	$(55,976)
Add back:
Goodwill amortization	6,387	6,388	—
Broadcast licenses amortization	10,024	10,028	—
Income tax expense	(3,831)	(3,836)	—

Adjusted net loss	$(9,458)	$(15,269)	$(55,976)

Basic and Diluted loss per share:
Add back:
Reported net loss	$(1.32)	$(1.66)	$(3.34)
Add back:
Goodwill amortization	0.38	0.38	—
Broadcast licenses amortization	0.59	0.60	—
Income tax expense	(0.23)	(0.23)	—

Adjusted net loss	$(0.57)	$(0.91)	$(3.34)

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

Local Marketing Agreements

     In connection with station acquisitions, and pending FCC approval of the transfer of license assets, the Company generally enters into local marketing agreements with the sellers. Under the terms of these agreements, the Company obtains the right to program and sell advertising time on 100% of the station’s inventory of broadcast time, incur certain operating expenses and may make payments to the sellers. As the holder of the FCC license, the seller/licensee retains ultimate control and responsibility for all programming broadcast on the station. The Company, in turn, records revenues from the sale of advertising time and operating expenses for costs incurred. Included in the accompanying consolidated statements of operations for the years ended December 31, 2000, 2001, and 2002 are net revenues of $0, $0 and $216,000, respectively, that relate to local marketing agreements. Payments of fees to the sellers for the years ended December 31, 2000, 2001 and 2002 were $0, $0 and $45,000, respectively. At December 31, 2002, the Company was not obligated for any future payments to sellers.

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

     Stock options outstanding amounting to approximately 3.3 million, 2.5 million, and 2.5 million shares at December 31, 2000, 2001, and 2002, respectively, were not included in the computation of diluted EPS because to do so would have been antidilutive.

Accounting for Stock Options

     The Company has adopted Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” which establishes a fair value based method of accounting for stock-based compensation. SFAS No. 123 encourages but does not require entities to adopt its provisions in place of the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”. SFAS No. 123 permits entities to recognize the expense of all stock-based awards over the vesting period of the awards. The expense is calculated based on the fair value at the date of grant. Alternatively, APB No. 25 requires that the expense of stock-based employee compensation be recognized based on the difference, if any, between the quoted market price of the stock and the amount the employee must pay to acquire the stock. APB No. 25 specifies various dates to be used to determine the quoted market price, depending on whether the terms of the stock-based compensation award are fixed or variable. Under SFAS No. 123 if an entity elects to follow APB No. 25 it must provide pro forma net income disclosure for employee stock option grants made, as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB No. 25. Had the Company chosen to adopt the provisions of Statement of Financial Accounting Standards No. 123, as amended by SFAS No. 148 — “Accounting for Stock-Based Compensation — Transition and Disclosure,” and recognized compensation cost based upon the fair value of all options granted (including those granted at or above fair market value) at the date of grant, the Company’s net loss (in thousands) and net loss per share for the years ended December 31, 2000, 2001 and 2002 would have been as follows:

	As Reported			Proforma

	2000	2001	2002	2000	2001	2002

Net loss to common stockholders	$(22,038)	$(27,849)	$(55,976)	$(29,395)	$(35,683)	$(64,594)
Net loss per common share	$(1.32)	$(1.66)	$(3.34)	$(1.75)	$(2.13)	$(3.86)

     The fair value of the options granted were used to calculate the pro forma net income and net income per common share above, on the date of grant, using a binomial option-pricing model with the following weighted average assumptions:

	2000	2001	2002

Dividend yield	—	—	—
Expected volatility	121.00%	140.58%	155.38%
Risk free interest rate	5.87%	3.25%	1.25%
Expected life (in months)	60	60	60
Weighted average fair value of grants	$13.99	$5.29	$6.30

Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include the allowance for doubtful accounts, the net realizable value of programming rights and the fair intangible assets. Actual and future results could differ from those estimates.

Reclassifications

     In addition to the reclassifications made to report discontinued operations resulting from the Company’s announced sale of its St. Louis and Portland, Oregon television stations, certain amounts previously reported in 2000 and 2001 have been reclassified to conform to the 2002 financial statement presentation.

(3) Discontinued Operations

     On December 27, 2002, the Company entered into agreements to sell two of its stations, KPLR-TV (St. Louis) and KWBP-TV (Portland, Oregon) to subsidiaries of Tribune Company (the “Tribune Transaction”). The Company’s consolidated financial statements for all periods presented have been adjusted to reflect the operations of these two stations as discontinued operations in accordance with SFAS No.144.

     Summarized financial information for the two stations operations is as follows:

Assets held for sale were comprised of the following:

	December 31,

	2001	2002

Accounts receivable	$5,865	$6,668
Property and equipment, net	7,360	10,599
Programming rights	14,282	18,532
Intangible assets, net
Broadcast licenses, net of accumulated amortization	85,680	85,680
Goodwill, net of accumulated amortization	87,906	87,906
Deferred income taxes	224	—
Other assets	2,732	2,579

Assets held for sale	$204,049	$211,964

Liabilities held for sale were comprised of the following:

	December 31,

	2001	2002

Accounts payable and accrued liabilities	$2,799	$2,251
Programming rights payable	13,520	18,049
Deferred income taxes	22,875	25,510

Liabilities held for sale	$39,194	$45,810

       Selected operating results were as follows:

	For the Year Ended December 31,

	2000	2001	2002

		(in thousands)
Net revenues	$47,290	$42,272	$44,767

Income from discontinued operations, before tax expense	$10,856	$4,179	$13,991

(4) Property and Equipment

     Property and equipment consist of the following:

	December 31,

	2001	2002

	(In thousands)
Land	$225	$225
Buildings and improvements	4,198	4,336
Broadcast and other equipment	28,026	32,793
Furniture and fixtures	627	713
Vehicles	204	240
Construction in process	6,141	6,115

Total property and equipment, at cost	39,421	44,422
Less: Accumulated depreciation	(10,288)	(14,257)

Net property and equipment	$29,133	$30,165

     Property and equipment for the discontinued stations are included on the consolidated balance sheet in “Assets held for sale” as disclosed in Note 3 — Discontinued Operations.

     Included in property and equipment are assets subject to capital leases with a total cost of $15,383,000 and $17,477,000 and the associated accumulated depreciation of $3,210,000 and $4,825,000 at December 31, 2001 and 2002, respectively. The construction in process account includes transmitters and other equipment purchased mainly for our upgrade to digital broadcasting capabilities.

(5) Acquisitions

     On December 31, 2002, the Company acquired substantially all of the assets and assumed certain liabilities of station WBUW-TV, channel 57, serving the Madison, Wisconsin market, from a court-appointed trustee (“Trustee”) in a bankruptcy proceeding for approximately $5.6 million. Approximately $5.1 million was allocated to the broadcast license. The Company entered into an interim LMA arrangement with the Trustee to equally share certain operating profits or losses effective April 1, 2002. Effective November 1, 2002, we assumed 100% of these operating losses. The interim LMA terminated on December 31, 2002, the date we completed the acquisition.

(6) Unit Offering and 12% Senior Secured Discount Notes

     On September 30, 1997, ACME Intermediate issued 71,634 Units (the “Unit Offering”) consisting of 71,634 membership units (representing 8% of the ACME Intermediate’s outstanding membership equity) and $71,634,000 (par value at maturity) in 12% senior secured discount notes due 2005 (the “Intermediate Notes”). Cash interest on the Intermediate Notes is payable semi-annually in arrears, commencing with the six-month period ending March 31, 2003. As of December 31, 2002, $2,149,000 in accrued interest on the Intermediate Notes was included in current accrued liabilities. The Intermediate Notes mature on September 30, 2005 and may not be prepaid without penalty prior to October 1, 2003. The net proceeds from the Unit Offering, after the deduction of underwriter fees and other related offering costs, were $38.3 million and were received by the Company on September 30, 1997. The Company allocated approximately $4.2 million of such net proceeds to minority interest, $35.6 million to the Intermediate Notes and $1.5 million to prepaid financing costs - the latter which is being amortized over the eight-year term of the Intermediate Notes. The Intermediate Notes contain certain covenants and restrictions including restrictions on future indebtedness and restricted payments, as defined, and limitations on liens, investments, transactions with affiliates and certain asset sales. The Company was in compliance with all such covenants and restrictions at December 31, 2002.

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

(7) 10 7/8% Senior Discount Notes

     On September 30, 1997, ACME Television issued 10 7/8% senior discount notes due 2004 (the “Television Notes”) with a face value of $175,000,000 and received $127,370,000 in gross proceeds from such issuance. The Television Notes provide for semi-annual cash interest payments starting on March 31, 2001. At December 31, 2001 and 2002 $4,758,000 in accrued interest on the Television Notes was included in current accrued liabilities. The Television Notes are effectively subordinated to ACME Television’s bank revolver and to ACME Television’s capital equipment finance facilities. The Television Notes mature on September 30, 2004. The Television Notes may not be prepaid without penalty prior to October 1, 2003.

     The Television Notes contain certain covenants and restrictions including restrictions on future indebtedness and limitations on investments, and transactions with affiliates. ACME Television was in compliance with all such covenants and restrictions at December 31, 2002.

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

(8) Senior Credit Facility

     ACME Television had a revolving credit facility (the “Loan Agreement”) with Canadian Imperial Bank Corporation (CIBC), as agent and lead lender. Under the terms of the Loan Agreement, advances bore interest at a base rate, that at the Company’s option, was either the bank’s prime rate or LIBOR, plus a spread. Commitment fees were charged at a rate of .5% per annum, paid quarterly, on the unused portion of the facility. On December 29, 2000, the Loan Agreement was amended to provide less restrictive financial covenants and the Company voluntarily reduced the Banks’ aggregate commitment from $36 million to $30 million as of December 31, 2000 and the commitment amortization rate was reduced throughout the balance of the term. The aggregate commitment at December 31, 2001 was $22 million. The term of the agreement was to end September 30, 2002. As of December 31, 2000 and 2001 there were no outstanding balances under the Loan Agreement.

     In February 2002, the Company completed the replacement of the revolving credit facility with Foothill Capital Corporation, as both agent and lender. The new revolving facility, which like its predecessor is secured by all of the Company’s television station assets, allows for borrowings up to $30 million, contains less restrictive financial covenants and expires May 31, 2004. In May 2002, the facility was increased to $40 million via the placement of additional syndication. Under the agreement, the Company has the option to borrow at an interest rate determined by either a base rate (Wells Fargo Banks’ prime rate) plus 3 percentage points, or at the LIBOR rate plus 4.25 percentage points. The financial covenants, which are quarterly tests beginning March 31, 2002, included in the new facility are (a) minimum EBITDA, (b) maximum total leverage, (c) minimum cash interest coverage, (d) minimum net tangible worth and (e) maximum capital expenditures (annual basis only). In addition to the financial covenants, the facility contains negative covenants which require the lender’s approval for certain station acquisitions and dispositions. At December 31, 2002 there was $18.8 million outstanding under this facility.

     Costs associated with the procuring of senior credit facilities, including loan fees and related professional fees, are included in long-term other assets and are amortized over the term of the facilities.

(9) Commitments and Contingencies

Obligations Under Operating Leases

     The Company is obligated under non-cancelable operating leases for office space, office equipment, broadcast equipment and tower sites. Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2002 are:

	Continuing	Discontinued
	Operations	Operations

	(In thousands)
2003	$2,083	$820
2004	1,991	803
2005	1,627	655
2006	1,563	634
2007	1,371	611
Thereafter	7,257	4,439

Total	$15,892	$7,962

     Total rental expense for continuing operations under operating leases for the twelve months ended December 31, 2000, 2001 and 2002 was approximately $762,000, $1,206,000 and $1,993,000, respectively. Total rental expense for discontinued operations under operating leases for the twelve months ended December 31, 2000, 2001 and 2002 was $88,000, $579,000 and $853,000, respectively.

Obligations Under Capital Leases

     As of December 31, 2002, certain equipment was leased under capital equipment facilities. Future minimum lease payments for our continuing operations under capital leases as of December 31, 2002 are:

$000'S

Year

2003	$5,412
2004	3,276
2005	3,044
2006	1,081
2007	85
Thereafter	1,167

Total minimum lease payments	14,065
Less: Amount representing interest	(1,914)

Present value of minimum lease payments	12,151
Less: Current portion	(3,710)

Long-term portion	$8,441

Program Rights Payable

     Commitments for program rights that have been executed, but which have not been recorded in the accompanying consolidated financial statements, as the underlying programming is not yet available for broadcast, were approximately $35,449,000 for our continuing operations and $32,483,000 for our discontinued operations as of December 31, 2002.

     Maturities on the Company’s program rights payables (including commitments not recognized in the accompanying consolidated financial statements due to the lack of current availability for broadcast) for each of the next five years are:

	Continuing	Discontinued
	Operations	Operations

Year	(In thousands)

2003	$10,231	$8,554
2004	10,934	8,971
2005	11,621	8,812
2006	9,911	8,416
2007	8,125	7,424
Thereafter	9,068	8,355

Program rights payable maturities	$59,890	$50,532

Legal Proceedings

     We are currently, and from time to time, involved in litigation incidental to the conduct of our business. We are not currently a party to any lawsuit or proceeding that we believe would have a material adverse effect on our financial condition, results of operations or liquidity.

(10) Income Taxes

     The income tax expense (benefit) consists of the following:

	Year ended December 31,

	2000	2001	2002

	(In thousands)
Continuing Operations:
Current:
Federal income taxes	$—	$—	$—
State income taxes	316	232	272

Total current tax expense	316	232	272

Deferred:
Federal income taxes	(11,304)	(12,129)	20,951
State income taxes	(1,479)	(2,411)	3,053

Total deferred tax expense (benefit)	(12,783)	(14,540)	24,004

Total income tax expense (benefit)	(12,467)	(14,308)	24,276

Discontinued Operations:
Deferred:
Federal income taxes	3,790	1,460	4,886
State income taxes	552	212	711

Total deferred tax expense	4,342	1,672	5,597

Total income tax expense (benefit)	4,342	1,672	5,597

Total tax expense (benefit)	$(8,125)	$(12,636)	$29,873

     The differences between the income tax benefit and income taxes computed using the U.S. Federal statutory income tax rates (34%) consist of the following:

	Year ended December 31,

	2000	2001	2002

	(In thousands)
Tax benefit at U.S. Federal rate	$(13,946)	$(15,179)	$(13,632)
State income taxes, net of Federal tax benefit	(1,278)	(1,552)	(1,707)
Nondeductible expenses	2,373	2,030	442
Increase in valuation allowance	—	—	38,689
Other	384	393	484

Income tax expense (benefit)	$(12,467)	$(14,308)	$24,276

     In accordance with SFAS No. 109, the change in valuation allowance has been allocated to continuing operations.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are summarized as follows:

	December 31,

	2001	2002

Deferred tax assets:
Accrued vacation	$193	$189
State income taxes	79	141
Bad debt and other reserves	286	352
Deferred income	18	9
Book interest expense for original issue discount on 12% Senior Secured Discount Notes, due 2005	6,127	8,459
Deferred compensation	760	936
Program amortization	—	63
Net operating loss carryforward	18,842	25,553
Other	107	8

Total deferred tax assets	26,412	35,710
Less: valuation allowance	—	(34,596)

Deferred tax assets	26,412	1,114

Deferred tax liabilities:
Property and equipment depreciation	(628)	(1,006)
Program amortization	(244)	—
Intangible amortization	(3,928)	(5,698)
Other	(568)	(108)

Deferred tax liabilities	(5,368)	(6,812)

Net deferred income tax assets (liabilities)	$21,044	$(5,698)

Deferred taxes classified as Assets (Liabilities) held for sale:

Deferred tax assets:
Accrued vacation	$67	$90
State income taxes	—	15
Bad debt and other reserves	120	102
Deferred income	37	44
Property and equipment depreciation	56	98
Net operating loss carryforward	2,214	3,380
Other	475	474

Total deferred tax assets	2,969	4,203
Less: valuation allowance	—	(4,093)

Deferred tax assets	2,969	110

Deferred tax liabilities:
Program amortization	(110)	(110)
Intangible amortization	(25,510)	(25,510)

Deferred tax liabilities	(25,620)	(25,620)

Net deferred income tax liabilities	$(22,651)	$(25,510)

     In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portions or all deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which the differences become tax deductible. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is not more likely than not that the deferred tax assets will be realized. Accordingly the company has recorded a valuation allowance of $38.6 million dollars in the year ended December 31, 2002. The respective charge related to the recording of the valuation allowance has been effected through continuing operations as required by FAS 109. At December 31, 2002, the Company had, for federal tax purposes, net operating loss carryforwards totaling approximately $75.7 million that expire at various dates through 2022. The Internal Revenue Code substantially restricts the ability of a corporation to utilize existing net operating losses and credits in the event of an “ownership change”. Therefore, the Company’s net operating loss carryforwards for federal income tax purposes may be limited if changes in ownership occur. For state tax purposes the Company had approximately $75.7 million in net operating loss carryforwards that expire at various dates through 2022.

(11) Related Party Transactions

     The Company’s stations have entered into affiliation agreements and, from time to time, related marketing arrangements with The WB Network. Jamie Kellner, our Chairman of the Board and Chief Executive Officer, is also the chairman and chief executive officer of The WB Network.

(12) Defined Contribution Plan

     In 1998, the Company established a 401(k) defined contribution plan (the Plan) which covers all eligible employees (as defined in the Plan). Participants are allowed to make non-forfeitable contributions up to 15% of their annual salary, but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service. The Company currently matches 50% of the amounts contributed by each participant but does not match participants’ contributions in excess of 6% of their contribution per pay period. The Company contributed and expensed $144,000 to the Plan for the year ended December 31, 2000, $181,000 for the year ended December 31, 2001 and $193,000 for the year ended December 31, 2002.

(13) Stock Option Compensation

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

     Stock option activity during the years ended December 31, 2000, 2001 and 2002 consisted of the following:

	2000		2001		2002

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Price	of	Price	of	Price
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Stock options outstanding, beginning of year	2,831,591	$22.56	3,263,391	$21.31	2,532,273	$18.02
Options granted:
2000 at $9.13 to $25.06 per share	451,050	16.49	—	—	—	—
2001 at $6.95 to $10.56 per share	—	—	478,000	7.00	—	—
2002 at $6.89 to $9.13 per share	—	—	—	—	10,950	7.48
Options forfeited or terminated	19,250	23.38	1,209,118	22.55	30,100	14.06
Options exercised	—	—	—	—	—	—

Stock options outstanding, end of year	3,263,391	$21.31	2,532,273	$18.02	2,513,123	$17.99

Stock options exercisable, end of year	1,263,785	$22.36	1,213,485	$21.27	1,631,011	$19.03

Options available for grant, end of year	936,609		1,667,727		1,686,877

     The following table summarizes information concerning outstanding and exercisable options at December 31, 2002:

		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Options	Remaining	Exercise	Number	Exercise
Price	Outstanding	Life	Price	Exercisable	Price

$ 6.89 - $9.13	688,500	8.6	$7.63	290,500	$7.94
$15.00 - $18.00	309,000	6.7	$15.48	289,200	$15.31
$23.00 - $24.88	1,515,623	6.8	$23.22	1,051,311	$23.12

     The Company applies Accounting Principles Board Opinion No. 25 and related interpretations, in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for options granted at or above fair market value at the time of grant. For the grants that were made at an option price lower than fair market value at the time of grant, compensation expense was as follows:

	Continuing	Discontinued
	Operations	Operations	Total

	(in thousands)

2000	$335	$194	$529

2001	335	194	529

2002	267	194	461

(14) Selected Quarterly Data (Unaudited)

	Q-1	Q-2	Q-3	Q-4	Year

	(In thousands, except per share data)
2002
Net revenues	$7,486	$9,240	$9,017	$10,263	$36,006
Operating loss	(2,814)	(2,084)	(2,156)	(2,153)	(9,207)
Net loss	(36,958)	(6,362)	(5,420)	(7,236)	(55,976)
Net loss per common share	(2.21)	(0.38)	(0.32)	(0.43)	(3.34)

2001
Net revenues	$6,440	$7,154	$6,754	$7,445	$27,793
Operating loss	(4,215)	(4,234)	(3,617)	(4,821)	(16,887)
Net loss	(6,892)	(6,251)	(6,733)	(7,973)	(27,849)
Net loss per common share	(0.41)	(0.37)	(0.40)	(0.48)	(1.66)

     The Company has reclassified the results of operations of its St. Louis and Portland stations to discontinued operations for all quarters presented.

     During the first quarter of 2002, the Company recorded a valuation allowance as a result of the impact of SFAS No. 142 on the realization of deferred tax assets.

(15) Subsequent Event

     On March 21, 2003, the Company completed the Tribune Sale and repaid all of its borrowings and accrued interest under its senior credit facility. Until such time as the facility is amended, restructured or replaced, no further borrowings are available under the senior credit facility. On that same date, the Company issued a redemption notice to all of the holders of its $175 million 10 7/8% Senior Discount Notes and a partial redemption notice for $41.634 million to the holders of its $71.634 million 12% Senior Secured Discount Notes. The redemption date was set for April 21, 2003.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Item incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A relating to the 2003 Annual Meeting of Stockholders

ITEM 11. Executive Compensation

Item incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A relating to the 2003 Annual Meeting of Stockholders

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A relating to the 2003 Annual Meeting of Stockholders

ITEM 13. Certain Relationships and Related Transactions

Item incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A relating to the 2003 Annual Meeting of Stockholders

PART IV

ITEM 14. Controls and Procedures

     Within the 90 days prior to the date of filing this report, the Company’s management, including the Chief Executive Officer, President and Executive Vice President/Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer, President and Executive Vice President/Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company’s management carried out its evaluation.

ITEM 15. Exhibits, Financial Statement Schedules and Reports On Form 8-K

(a)	1.	FINANCIAL STATEMENTS

		As listed in the Index to Financial Statements on page 31 hereof.

(a)	2.	FINANCIAL STATEMENT SCHEDULES

50

     The following financial statement schedules are included in Item 14 (d):

Schedule I — Condensed Financial Information of ACME Communications, Inc. (Parent Company):

•	Balance Sheet as of December 31, 2002 and 2001.

•	Statements of Operations for the years ended December 31, 2002, 2001 and, 2000.

•	Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and, 2000.

•	Statements of Cash Flows for the years ended December 31, 2002, 2001 and, 2000.

•	Notes to the Condensed Financial Statements

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto, included in Item 8 herewith.

(a)	3. Index to Exhibits filed as part of this report

As listed in the Exhibit Index beginning on page 61 hereof.

(b)	Reports on Form 8-K

The Company filed a Form 8-K on December 31, 2002 under Item 5 announcing that it had signed agreements with subsidiaries of Tribune Company for the sale of its television stations in St. Louis and Portland.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACME Communications, Inc.
March 31, 2003	/s/ Thomas D. Allen Thomas D. Allen Executive Vice President/Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

     Each person whose signature appears below hereby authorizes Douglas E. Gealy and Thomas D. Allen, or either of them, as attorneys-in-fact to sign on his behalf, individually, and in the capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

Signature	Capacity	Date

/s/ Jamie Kellner Jamie Kellner	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 31, 2003

/s/ Douglas Gealy Douglas Gealy	President and Chief Operating Officer and Director	March 31, 2003

/s/ Thomas D. Allen Thomas D. Allen	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 31, 2003

/s/ James Collis James Collis	Director	March 31, 2003

/s/ Thomas Embrescia Thomas Embrescia	Director	March 31, 2003

/s/ Brian McNeill Brian McNeill	Director	March 31, 2003

I, Jamie Kellner, certify that:

     1. I have reviewed this annual report on Form 10-K of ACME Communications, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

/s/   Jamie Kellner

Chief Executive Officer and Chairman of the Board

     I, Thomas D. Allen, certify that:

     1. I have reviewed this annual report on Form 10-K of ACME Communications, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

/s/   Thomas D. Allen

Executive Vice President and Chief
   Financial Officer

SCHEDULE I

ACME Communications, Inc.
(Parent Company)
Condensed Financial Information
Balance Sheets

	December 31,

	2001	2002

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$12,995	52
Asset held for sale	12,486	12,486

Total current assets	25,481	12,538
Investment in and advances to subsidiaries	47,050	4,430
Intangible asset, net	6,243	6,243

Total assets	$78,774	$23,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40	9
Accrued liabilities	10	—
Deferred income taxes	718	711

Total current liabilities	768	720

Total liabilities	768	720

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized, 16,750,000 shares issued and outstanding	168	168
Additional paid-in capital	131,337	131,798
Accumulated deficit	(53,499)	(109,475)

Total stockholders’ equity	78,006	22,491

Total liabilities and stockholders’ equity	$78,774	$23,211

See accompanying notes to the condensed financial statements

SCHEDULE I  (Continued)

ACME Communications, Inc.
(Parent Company)
Condensed Financial Information
Statements of Operations

	For the year ended December 31,

	2000	2001	2002

	(In thousands)
Administrative expense	$(233)	$(340)	$(81)
Amortization of intangible asset	(352)	(352)	—

Total operating expenses	(585)	(692)	(81)
Interest income	1,249	804	63
Interest expense	—	—	—
Other income expense	—	(2)	—

Income (loss) before equity in the net loss of subsidiaries and income taxes	664	110	(18)
Equity in the net loss of subsidiaries	(21,405)	(26,923)	(55,965)

Loss from continuing operations before income taxes	(20,741)	(26,813)	(55,983)
Income tax expense (benefit)	594	333	(7)

Loss from continuing operations	(21,335)	(27,146)	(55,976)

Loss from discontinued operations	(703)	(703)	—

Net loss	$(22,038)	$(27,849)	$(55,976)

See accompanying notes to the condensed financial statements.

SCHEDULE I  (Continued)

ACME Communications, Inc.
(Parent Company)
Condensed Financial Information
Statements of Stockholders’ Equity

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

	(In thousands)
Balance at December 31, 1999	16,750	168	130,279	(3,612)	126,835
Equity-based compensation	—	—	529	—	529
Net loss	—	—	—	(22,038)	(22,038)

Balance at December 31, 2000	16,750	168	130,808	(25,650)	105,326
Equity-based compensation	—	—	529	—	529
Net loss	—	—	—	(27,849)	(27,849)

Balance at December 31, 2001	16,750	168	131,337	(53,499)	78,006
Equity-based compensation	—	—	461	—	461
Net loss	—	—	—	(55,976)	(55,976)

Balance at December 31, 2002	16,750	$168	$131,798	$(109,475)	$22,491

See accompanying notes to the condensed financial statements.

SCHEDULE I  (Continued)

ACME Communications, Inc.
(Parent Company)
Condensed Financial Information
Statements of Cash Flows

	For the years ended December 31,

	2000	2001	2002

	(In thousands)
Cash flows from operating activities:
Net loss from continuing operations	$(21,335)	$(27,146)	$(55,976)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of goodwill	352	352	—
Equity in net loss of subsidiary	21,405	26,923	55,965
Deferred taxes	417	124	(7)
Changes in assets and liabilities
Decrease in accounts receivables, net	112	—	—
Decrease in accounts payable	(117)	(83)	(31)
Decrease in other current liabilities	(38)	—	(10)
Decrease in accrued expenses	(78)	—	—

Net cash provided by (used in) operating activities	718	170	(59)

Cash flows from investing activities:

Investments in and advances to subsidiaries	137	(7,864)	$(12,884)

Net cash provided by (used in) investing activities	137	(7,864)	(12,884)

Cash flows from financing activities:

Net cash provided by financing activities	—	—	—

Net increase (decrease) in cash	855	(7,694)	(12,943)
Cash and cash equivalents at beginning of period	19,834	20,689	12,995

Cash and cash equivalents at end of period	$20,689	$12,995	$52

Supplemental disclosures of cash flow information:
Cash Payments for:
Interest	$—	$—	$—
Taxes	$204	$220	$—

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

During 2002, the Company subsidiaries, accounted for on the equity method, entered into transactions to sell their St. Louis and Portland stations. The results of operations for these stations have been reported as discontinued operations in the consolidated financial statements.

The accompanying condensed financial statements are presented for ACME Communications, Inc.

2.	Cash Dividends

There have been no cash dividends declared by the Company.

3.	Intangible Asset

The acquisition of ACME Intermediate Holdings, LLC’s minority interest during the Reorganization in October of 1999 was accounted for at fair market value. The difference between the fair market value and the carrying value of the minority interest was $21,103,000 and was recorded as an intangible asset with a useful life of 20 years. Amortization expense for the years ended December 31, 2000 and 2001 was $1,055,000 and was $0 for the year ended December 31, 2002.

The following table presents the net loss and basic and diluted net loss per share as if the broadcast licenses and goodwill had not been amortized during the periods presented:

	2000	2001	2002

Reported net loss	$(22,038)	$(27,849)	$(55,976)
Add back:
Goodwill amortization	6,387	6,388	—
Broadcast licenses amortization	10,024	10,028	—
Income tax expense	(3,831)	(3,836)	—

Adjusted net loss	$(9,458)	$(15,269)	$(55,976)

Basic and Diluted loss per share:
Add back:
Reported net loss	$(1.32)	$(1.66)	$(3.34)
Add back:
Goodwill amortization	0.38	0.38	—
Broadcast licenses amortization	0.59	0.60	—
Income tax expense	(0.23)	(0.23)	—

Adjusted net loss	$(0.57)	$(0.91)	$(3.34)

4.	Long-Term Debt

There are no cash interest payments due on ACME Intermediate Holdings, LLC’s Senior Secured Discount Notes until March 31, 2003. At December 31, 2002, ACME Intermediate Holdings, LLC had $2,149,000 included in accrued liabilities for the interest payment due March 31, 2003 on ACME Intermediate Holdings, LLC’s Senior Secured Discount Notes. At December 31, 2001 and 2002, ACME Television, LLC had $4,758,000 included in accrued liabilities for the interest payments due March 31, 2002 and 2003, respectively, on ACME Television, LLC’s Senior Discount Notes.

Schedule II.

ACME Communications, Inc.

VALUATION AND QUALIFYING ACCOUNTS

For The Years Ended December 31, 2000 and 2001 and 2002

	Balance at	Additions		Balance at
	Beginning	Charged to		End of
Allowance for doubtful accounts	of Period	Expense	Deductions	Period

		(In thousands)

Year ended December 31, 2000	716	562	269	1,009
Year ended December 31, 2001	1,009	739	555	1,193
Year ended December 31, 2002	1,193	903	910	1,186

EXHIBIT INDEX

Exhibit
Number		Description

2.1	(4)	Form of Agreement and Plan of Reorganization Relating to the Capitalization of ACME Communications, Inc. by and among the parties listed in the signature pages thereof.

2.2	(4)	Form Exchange Agreement among ACME Communications, Inc. and the parties listed on the signature pages thereto.

2.3	(4)	Form of Agreement of Merger by and among ACME Television Holdings, LLC, ACME Communications, Inc. and ACME Communications Merger Subsidiary, LLC.

3.1	(4)	Form of Restated Certificate of Incorporation of ACME Communications, Inc.

3.2	(4)	Form of Restated Bylaws of ACME Communications, Inc.

4.1	(1)	Indenture, dated September 30, 1997, by and among ACME Intermediate Holdings, LLC and ACME Intermediate Finance, Inc., as Issuers, and Wilmington Trust Company.

4.2	(1)	Indenture, dated September 30, 1997, by and among ACME Television, LLC and ACME Finance Corporation, as issuers, the Guarantors named therein, and Wilmington Trust Company.

4.3	(2)	First Supplemental Indenture, dated February 11, 1998, by and among ACME Television, LLC and ACME Finance Corporation, the Guarantors named therein, and Wilmington Trust Company.

4.4	(2)	Second Supplemental Indenture, dated March 13, 1998, by and among ACME Television, LLC and ACME Finance Corporation, the Guarantors named therein, and Wilmington Trust Company.

4.5	(3)	Third Supplemental Indenture, dated August 21, 1998, by and among ACME Television, LLC and ACME Finance Corporation, as issuers, the Guarantors named therein, and Wilmington Trust Company.

10.1	(4)	Employment Agreement, as amended, by and between ACME Communications, Inc. and Doug Gealy.

10.2	(4)	Employment Agreement, as amended, by and between ACME Communications, Inc. and Tom Allen.

10.3	(4)	Consulting Agreement, as amended, by and between ACME Communications, Inc. and Jamie Kellner.

10.4	(4)	Employment Agreement, dated September 27, 1999 by and between ACME Communications, Inc. and Ed Danduran.

10.5	(6)	Amended and Restated Voting Agreement by and among ACME Communications Inc. and the parties on the signature pages thereto, dated October 5, 2001.

10.6	(6)	Loan and Security Agreement by and among ACME Television, LLC, the Lenders that are signatories thereto and Foothill Capital Corporation as Arranger and Administrative Agent dated as of February 13, 2002.

10.7	(7)	1999 Stock Incentive Plan.

10.8	(8)	Stock Purchase Agreement among ACME Communications, Inc., ACME Television, LLC and Tribune Broadcasting Company dated December 27, 2002.

10.9	(8)	Asset Purchase Agreement among ACME Communications, Inc., ACME Television of Oregon, LLC, ACME Television Licenses of Oregon, LLC, Tribune Broadcasting Company and Tribune Radio Denver, Inc. dated December 27, 2002.

21.0	(5)	Subsidiaries of Registrant.

23.1	*	Consent of KPMG LLP.

24.1	(5)	Power of Attorney (contained on “Signatures” page).

*	Filed herewith.

(1)	Incorporated by reference to the Registration Statement for ACME Intermediate Holdings, LLC on Form S-4, File No. 333-4027, filed on November 14, 1997.

(2)	Incorporated by reference to ACME Intermediate Holdings, LLC’s Quarterly Report on Form 10-Q for the period ending March 31, 1998.

(3)	Incorporated by reference to ACME Intermediate Holdings, LLC’s Quarterly Report on Form 10-Q for the period ending September 30, 1998.

(4)	Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1, File No. 333-84191, filed on September 29, 1999.

(5)	Incorporated by reference to ACME Communications, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

(6)	Incorporated by reference to ACME Communications, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001.
(7)	Incorporated by reference to ACME Communications, Inc.’s on Form S-8 filed on April 12, 2002.
(8)	Incorporated by reference to ACME Communications, Inc.’s on Form 8-K filed on December 31, 2002.