Form 10-Q
period 2003-09-30
ACME COMMUNICATIONS INC
filed 2003-11-13
CIK 1092013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-27105

ACME COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0866283 (I.R.S. employer identification no.)

2101 E. Fourth Street, Suite 202 A
Santa Ana, California, 92705
(714) 245-9499
(Address and telephone number of principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     As of November 12, 2003, ACME Communications, Inc. had 16,766,834 shares of common stock outstanding.

ACME COMMUNICATIONS, INC.

FORM 10-Q

ACME Communications, Inc. and Subsidiaries
Consolidated Balance Sheets

	As of

	September 30,	December 31,
	2003	2002

	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$970	$1,860
Current portion of restricted cash	4,605	1,233
Accounts receivable, net	7,562	10,458
Current portion of programming rights	10,268	9,894
Prepaid expenses and other current assets	1,376	1,084
Assets held for sale	—	211,964

Total current assets	24,781	236,493
Restricted cash, net of current portion	—	1,677
Property and equipment, net	29,583	30,165
Programming rights, net of current portion	18,515	15,102
Goodwill, net	18,476	18,476
Broadcast licenses, net	84,447	84,394
Other assets	4,428	6,969

Total assets	$180,230	$393,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,058	$8,163
Accrued liabilities	4,205	11,583
Current portion of programming rights payable	10,480	9,627
Current portion of obligations under lease	1,727	3,710
Income taxes payable	696	—
Liabilities included with assets held for sale	—	45,810

Total current liabilities	23,166	78,893
Programming rights payable, net of current portion	17,911	14,814
Obligations under lease, net of current portion	3,898	8,441
Other liabilities	82	89
Deferred income taxes	7,954	5,698
Notes payable under revolving credit facility	23,848	18,789
10 7/8% senior discount notes	—	175,000
12% senior secured notes	—	69,061

Total liabilities	76,859	370,785

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized, 16,766,834 and 16,750,000 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	168	168
Additional paid-in capital	131,950	131,798
Accumulated deficit	(28,747)	(109,475)

Total stockholders’ equity	103,371	22,491

Total liabilities and stockholders’ equity	$180,230	$393,276

See the notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net revenues	$10,778	$9,017	$32,302	$25,744
Operating expenses:
Station operating expenses	10,789	9,154	32,449	26,749
Depreciation and amortization	1,196	999	3,388	2,964
Corporate expenses	794	884	2,733	2,810
Equity-based compensation	11	66	35	200

Operating loss	(2,012)	(2,086)	(6,303)	(6,979)
Other income (expenses):
Interest income	29	27	323	106
Interest expense	(1,404)	(7,723)	(12,284)	(22,886)
Loss on early extinguishment of debt	(1,124)	—	(11,050)	—
Other expense, net	(59)	(101)	(99)	(189)

Loss from continuing operations before income taxes	(4,570)	(9,883)	(29,413)	(29,948)
Income tax benefit (expense), continuing operations	(731)	2,294	(1,514)	(24,986)

Loss from continuing operations	(5,301)	(7,589)	(30,927)	(54,934)
Income (loss) from discontinued operations (including gain on disposal), net of tax	(3)	2,169	111,655	6,194

Net income (loss)	(5,304)	(5,420)	80,728	(48,740)

Income (loss) per share, basic and diluted:
Continuing operations	$(0.32)	$(0.45)	$(1.85)	$(3.28)
Discontinued operations	(0.00)	0.13	6.67	0.37

Net income (loss) per share	$(0.32)	$(0.32)	$4.82	$(2.91)

Basic and diluted common shares outstanding	16,766,834	16,750,000	16,756,637	16,750,000

See the notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2002	16,750	168	131,798	(109,475)	22,491
Exercise of stock options	17	—	117	—	117
Equity-based compensation	—	—	35	—	35
Net income	—	—	—	80,728	80,728

Balance at September 30, 2003 (unaudited)	16,767	$168	$131,950	$(28,747)	$103,371

See the notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,

	2003	2002

	(In thousands)
Cash flows from operating activities:
Net loss from continuing operations	$(30,927)	$(54,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,388	2,964
Amortization of program rights	8,177	6,605
Amortization of debt issuance costs	1,028	1,578
Amortization of discount on 12% senior secured notes	376	6,442
Loss on early extinguishment of debt	11,050	—
Equity-based compensation	35	200
Deferred taxes	2,256	24,797
Gain on disposal of assets	(25)	(1)
Changes in assets and liabilities:
(Increase) decrease in accounts receivables, net	142	(971)
Increase in prepaid expenses and other current assets	(292)	(811)
Increase in other assets	(77)	(76)
Increase (decrease) in accounts payable	(500)	11
Decrease in accrued liabilities	(7,083)	(4,204)
Decrease in current taxes payable	(740)	—
Payments for programming rights	(7,984)	(6,844)
(Increase) decrease in other liabilities	(35)	39

Net cash used in operating activities	(21,211)	(25,205)

Cash flows from investing activities:
Purchase of property and equipment	(3,049)	(6,788)
Purchases of and deposits for station interests	(53)	(290)
Purchase of minority interest in automobile website	—	(871)

Net cash used in investing activities	(3,102)	(7,949)

Cash flows from financing activities:
Increase in revolving credit facility	32,375	14,600
Payments on revolving credit facility	(27,316)	—
Payment of financing costs on credit facility	(1,022)	(1,221)
Redemption of 10 7/8% and 12% notes	(246,635)	—
Cash expenses associated with the redemption of notes	(6,240)	—
Cash restricted as collateral under capital lease facilities	(1,695)	(1,154)
Proceeds from capital lease facilities	268	1,905
Payments on capital lease obligations	(6,290)	(2,906)
Proceeds from the issuance of common stock	116	—

Net cash provided by (used in) financing activities	(256,439)	11,224

Decrease in cash	(280,752)	(21,930)
Cash from discontinued operations	279,862	7,225

Net decrease in cash	(890)	(14,705)
Cash at beginning of period	1,860	17,275

Cash at end of period	$970	$2,570

Cash payments for:
Interest	$17,960	$19,995
Taxes	$1,016	$187

Non-cash transactions:
Program rights in exchange for program rights payable	$11,871	$12,698

See the notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(1) Formation and Description of the Business

Formation & Presentation

     ACME Communications, Inc. (the “Company”) was formed on July 23, 1999, in preparation for and in conjunction with an initial public offering of its stock.

     On September 27, 1999, the Board of Advisors of ACME Television Holdings, LLC and its members and the Board of Directors of the Company and its stockholder approved a merger and reorganization (the “Reorganization”), whereby the Company became the direct parent of ACME Television Holdings. As a result of the Reorganization, the Company is the ultimate parent of ACME Intermediate Holdings, LLC, (“ACME Intermediate”) and its wholly-owned subsidiary ACME Television, LLC (“ACME Television”). All transactions contemplated as part of The Reorganization closed on November 5, 1999.

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

     The Company also owns the rights to acquire construction permits to build three new WB Network affiliates in Lexington, KY, Richmond, VA and Flint-Saginaw-Bay Cities, MI. The Company also has the right to acquire a construction permit in Portland, OR. The acquisition of these construction permits is dependent on the Federal Communications Commission approving the underlying applications. If the Portland, OR application is granted, the Company will sell it due to a non-compete arrangement contained in the Tribune Transaction agreements. The aggregate purchase price for these four construction permits is approximately $18.4 million.

(2) Presentation of Interim Financial Statements

     Segment information is not presented because all of the Company’s revenues are attributed to a single reportable segment — television broadcasting.

     The accompanying consolidated financial statements for the three and nine months ended September 30, 2003 and 2002 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to this Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position and the results of operations, and cash flows for these periods. As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financials statements do not include all disclosures and footnotes normally included with annual consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2003. The results of operations presented in the accompanying consolidated financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

     Certain amounts previously reported in 2002 have been reclassified to conform to the 2003 financial statement presentation.

(3) Accounting for Stock Options

     The Company has adopted Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” which establishes a fair value based method of accounting for stock-based compensation. SFAS No. 123 encourages but does not require entities to adopt its provisions in place of the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”. SFAS No. 123 permits entities to recognize the expense of all stock-based awards over the vesting period of the awards. The expense is calculated based on the fair value at the date of grant. Alternatively, APB No. 25 requires that the expense of stock-based employee compensation be recognized based on the difference, if any, between the quoted market price of the stock and the amount the employee must pay to acquire the stock. APB No. 25 specifies various dates to be used to determine the quoted market price, depending on whether the terms of the stock-based compensation award are fixed or variable. Under SFAS No. 123 if an entity elects to follow APB No. 25 it must provide pro forma net income disclosure for employee stock option grants made, as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB No. 25. Had the Company chosen to adopt the provisions of Statement of Financial Accounting Standards No. 123, as amended by SFAS No. 148 — “Accounting for Stock-Based Compensation — Transition and Disclosure,” and recognized compensation cost based upon the fair value of all options granted (including those granted at or above fair market value) at the date of grant, the Company’s net loss (in thousands) and net loss per share for the three and nine months ended September 30, 2003 and 2002 would have been:

Amounts in thousands, except per share data	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
Net income (loss), as reported	$(5,304)	$(5,420)	$80,728	$(48,740)
Add: Stock-based employee compensation expense included in reported net income (loss)	11	115	35	346
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards	(1,208)	(2,270)	(3,934)	(6,809)

Pro forma net income (loss)	$(6,501)	$(7,575)	$76,829	$(55,203)

Income (loss) per share, basic and diluted:
As reported	$(0.32)	$(0.32)	$4.82	$(2.91)
Pro forma	$(0.39)	$(0.45)	$4.58	$(3.30)

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

(5) Revolving Credit Facility

     On March 21, 2003 the Company completed the Tribune Transaction and concurrently repaid all borrowings under its revolving credit agreement. The Company amended this facility on August 8, 2003 and is in compliance with the covenants of this amended facility as of September 30, 2003. The amendment resulted in extending the term of the agreement until July 31, 2006 and included other changes including revised collateral, interest rates and financial covenants. The maximum amount of borrowings, which is determined by a fixed percentage of appraised station values, remained at $40 million. The amended agreement continues to contain negative covenants, which, among other restrictions, will require the lender’s approval for certain station acquisitions and dispositions. At September 30, 2003 there was $23.8 million borrowed under the facility.

     Costs associated with amending the credit facility, including loan fees, related professional fees and unamortized costs relating to the pre-amended facility are included in long-term other assets and are being amortized over the extended term of the facility.

(6) Senior Discount and Senior Secured Discount Notes

     On April 21, 2003, the Company redeemed all of its 10 7/8% $175 million Senior Discount Notes and $41.6 million of its 12% $71.634 million Senior Secured Discount Notes. The notes were redeemed at a total cost $217.3 million, including redemption premiums and accrued interest from March 31, 2003 to the redemption date. Separately, the Company acquired, prior to the redemption, approximately $6.8 million of Senior Discount Notes purchased in the open market. The Company recorded a loss of $9.9 million on the extinguishment based on the difference between the reacquisition price and the net carrying amount of the debt (both terms as defined by SFAS No. 26).

     On September 30, 2003, the Company redeemed the remaining $30 million Senior Secured Discount Notes. The Company recorded a loss of $1.1 million on the extinguishment based on the difference between the reacquisition price and the net carrying amount of the debt (both terms as defined by SFAS No. 26).

(7) Discontinued Operations

     Income (loss) from discontinued operations is comprised of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(unaudited)
Income from operations of discontinued operations	$—	$3,615	$1,466	$10,323
Gain (loss) on disposal of discontinued operations	(3)	—	112,529	—
Income tax expense	—	(1,446)	(2,340)	(4,129)

Income (loss) from discontinued operations	$(3)	$2,169	$111,655	$6,194

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

     Stock options outstanding amounted to 2,433,498 shares at September 30, 2003 and 2,517,623 shares at September 30, 2002 and were not included in the computation of diluted EPS because there were net losses from continuing operations in all periods presented.

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

Overview

     Our nine continuing television stations are regionally diverse and range in size (based on television households) from the 36th through the 86th largest markets in the nation. All but one of our stations are affiliates of The WB Television Network. Our second station in the Albuquerque – Santa Fe marketplace is a UPN affiliate.

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

     Our primary ongoing operating expenses are programming costs, employee compensation, advertising and promotion expenditures and depreciation. Programming expense consists primarily of amortization of broadcast rights relating to syndicated programs as well as news production, music rights and network compensation expense. Changes in employee compensation expense result primarily from increases in total staffing levels, from adjustments to fixed salaries based on individual performance and inflation and from changes in sales commissions paid to our sales staff based on levels of advertising revenues. Advertising and promotion expenses consist primarily of media and related production costs resulting from the promotion of our stations and programs. This amount is net of any reimbursement received or due to us for such advertisement and promotion from The WB Network, UPN or from other program suppliers.

Results of Operations

The Three and Nine Months Ended September 30, 2003 vs. September 30, 2002

     Net revenues increased 20% to $10.8 million for the third quarter of 2003 compared to $9.0 million for the same period a year ago. For the nine-month period ended September 30, 2003, our net revenues increased 25% to $32.3 million compared to $25.7 million during the same nine month period of 2002. These increases reflect our increased share of market revenues driven by ratings increases over the past year. On a “same station” basis, i.e. excluding the results of our Madison station which was acquired in the fourth quarter for 2002, our third quarter and nine-month 2003 net revenues increased 16% and 22%, respectively, over comparable periods of 2002.

     Station operating expenses increased 18% to $10.8 million for the three months of 2003 compared to $9.2 million for the same period a year ago. For the first nine months of 2003, station operating costs grew by 21% to $32.4 million compared to $26.7 million for the first nine months of 2002. On a same-station basis, our station operating expenses increased 12% and 16% during the third quarter and first nine months of 2003, respectively, compared to the same periods of 2002. These increases reflect our continued investment in programming, staffing and sales related costs.

     Depreciation and amortization for the third quarter and nine months increased 20% and 14% to $1.2 million and $3.4 million, respectively, compared to $1.0 million and $3.0 million in the third quarter and first nine months of 2002, respectively. These increases reflect greater depreciation expense on additions to property and equipment placed into service during 2002 and the first nine months of 2003.

     Corporate expenses decreased 10% to $794,000 for the third quarter of 2003 as compared to $884,000 for the third quarter of 2002 and decreased 3% to $2.7 million for the nine-month 2003 period as compared to $2.8 million for the corresponding nine months of 2002. These decreases reflect a combination of reduced staffing levels and lower professional fees as we continue to reduce expense levels subsequent to the Tribune Transaction.

     Equity-based compensation was $11,000 in the third quarter of 2003 compared to $66,000 for the third quarter of 2002 and was $35,000 for the nine months ended September 30, 2003 compared to $200,000 for the comparable year-earlier period. This expense relates to stock options issued upon the conversion of our long-term incentive plan awards during our IPO in September 1999. These options were issued at a price below market value at the date of grant and therefore generate compensation expense over the vesting period of the option. The decreases in expense in the third quarter and nine-month periods of 2003 were due to several optionees having fully vested their options in the third quarter of 2002.

     Interest expense, net of interest income, decreased 82% to $1.4 million in the third quarter of 2003 compared to $7.7 million in the third quarter of 2002. This decrease reflects the eliminated interest on all of our $175 million 10 7/8% Notes and $41.7 million of our 12% Notes that were redeemed on April 21, 2003 along with the repayment of all balances outstanding under our credit facility on March 21, 2003. For the nine-month period, net interest expense was down 47% from $22.9 million to $12.0 million as a result of our reduction in debt with proceeds received in the Tribune Transaction. On September 30, 2003 we redeemed the remaining $30 million of our 12% Senior Secured Discount Notes. We incurred a loss on extinguishment of debt of $1.1 million in the third quarter and $11.1 million for the nine months ended September 30, 2003 in connection with these extinguishments.

     We recorded a tax expense for continuing operations of $731,000 during the third quarter of 2003, including a deferred tax expense of $752,000, compared to a deferred tax benefit of $2.3 million in the corresponding quarter of 2002. The tax expense for continuing operations for the nine months ended September 30, 2003 was $1.5 million compared to a tax expense of $25.0 million for the same period in 2002. The third quarter and nine-month 2003 tax expenses relate to the valuation allowance against deferred tax assets created by tax deductible amortization of intangibles, which are not being amortized on a book basis. The benefit recorded in the third quarter of 2002 relates to losses at the continuing operations being utilized against income from discontinued operations for the same period. The nine-month 2002 tax expense relates to the implementation of SFAS No. 142 on January 1, 2002. Prior to January 1, 2002, we recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the realization of deferred tax assets (primarily consisting of net operating loss carryforwards) and the corresponding deferred tax benefits recorded by the Company. As a result of the adoption of SFAS 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. Accordingly, we recorded a charge totaling $28.4 million to deferred income tax expense on March 31, 2002 to establish a valuation allowance against our deferred tax assets.

     Losses from discontinued operations, net of tax, during the third quarter were $3,000, representing minor adjustments to transaction costs relating to the Tribune Transaction. Net income from discontinued operations for the third quarter of 2002 and the nine months ended September 30, 2002 of $2.2 million and $6.2 million, respectively, reflect the profitable operations of our station KPLR in St. Louis, which was sold in connection with the Tribune Transaction, during that period. For the nine-month period ended September 30, 2003, net income from discontinued operations represents the profitable results of the stations sold and the gain on the sale of $112.5 million net of tax expense of $2.3 million.

     Our net losses for the third quarters of 2003 and 2002 were $5.3 million and $5.4 million, respectively. This slight decrease in the net loss is primarily related to significant reduction in interest expense, net of the loss on extinguishment of debt, prior year income from discontinued operations and income taxes discussed above. Net income for the nine months ended September 30, 2003 was $80.7 million compared to a net loss of $48.7 million for the comparable period in 2002. This increase is attributable to the gain on sale of discontinued operations, lower net interest expense and improved station operating results, net of the loss on extinguishment of debt and the deferred tax expense in 2002 relating to the adoption of SFAS 142.

Liquidity and Capital Resources

     Cash flow used by operating activities of continuing operations was $21.2 million for the nine months ended September 30, 2003 compared to cash flow used by operating activities of $25.2 million for the first nine months of 2002. This decrease in cash flow usage of $4.0 million relates primarily to decreased cash interest payments of $2.0 million, improved station operating results and reduced working capital usage.

     Cash flow used in investing activities of continuing operations during the nine months of 2003 was $3.1 million compared to $7.9 million used during the first nine months of 2002 as we completed substantially all of our digital upgrades in 2002 and spent considerably less on capital expenditures in the 2003 period. In addition, the nine-month period of 2002 also included a minority investment of $871,000 in an automotive website and a deposit related to our Madison station acquisition.

     Cash flow used in financing activities of continuing operations was $256.4 million for the first nine months of 2003 compared to cash flow provided by financing activities of $11.2 million during the first nine months of 2002. In connection with the Tribune Transaction in March 2003, we repaid all of our revolving credit facility and also repurchased and redeemed approximately $246.6 million, excluding premium and accrued interest, of our 10 7/8% Senior Discount Notes and 12% Senior Secured Discount Notes. Cash payments, including the call premium, related to the early extinguishment of debt was approximately $6.2 million during the first nine months of 2003. In addition, we also repaid approximately $6.3 million in capital lease obligations during the nine months ended September 30, 2003 compared to approximately $2.9 million in such repayments in the corresponding 2002 nine-month period.

     Cash provided by discontinued operations during the first nine months of 2003 was $279.9 million, representing the operating results of, and the sales proceeds from, our two stations sold in connection with the Tribune Transaction. Cash provided by these discontinued operations during the nine months ended September 30, 2002 was $7.2 million.

     On August 8, 2003, we amended our revolving credit agreement. The amendment included the extension of the term of the agreement through July 31, 2006, the revision of certain collateral, the revision of the financial covenants, and the revision of the interest rates to be charged under the agreement. The maximum borrowings under the facility remain at $40 million, although we may, if certain appraisal conditions are met, increase the facility to $50 million on or before March 31, 2004. As of September 30, 2003, there was approximately $23.8 million outstanding under this facility at an average rate of 6.4% per annum and we were in compliance with all the covenants set forth in the agreement. Approximately $16.2 million of borrowings were available under the facility as of September 30, 2003.

     In addition to various restrictive covenants, our revolving credit agreement contains certain quarterly and annual financial covenants. Although both cable and broadcast networks, which rely solely on a national advertiser base, have enjoyed relative strong advertiser demand of late, local advertising demand continues to be historically soft. While we are optimistic that local advertising demand will eventually track the recent strengthening in the network marketplace, any prolonged or severe market softness will affect our ability to grow our revenues and earnings and may require us to request an amendment to, or waiver of, certain of our financial covenants. We cannot assure you that we would be able to obtain a waiver or amendment on terms favorable to us, if we obtain one at all.

     We expect that any future acquisitions (and related capital expenditures) of television stations, including any of the four construction permits, would be financed through our amended revolving credit facility and expected new capital lease facilities or, if necessary, through additional debt and equity financings. Although we believe it would be a secondary alternative, we also have the ability to sell select stations in the event of unforeseen credit difficulties, such as might be experienced if there were further declines in the U.S. economy or in advertising demand. There is no guarantee that such other means of raising capital will be at terms acceptable to us, and accordingly current stockholders could be adversely affected by such financings. We expect to fund operating losses, existing lease repayments and current projected capital expenditures principally from borrowings under our revolving credit facility and any new capital lease facilities obtained by us.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to broadcast rights, bad debts, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Programming Rights

     Our programming rights are stated, on a gross basis, at the lower of amortized cost or estimated realizable value. We evaluate estimated realizable value of programming rights based on current usage and revenue performance and projected future revenue and usage of such programs. Changes in our programming schedules could impact the estimated realizable value of programming. In addition, estimates of future revenue performance relate to the number of advertising spots which we expect to be sold and the amount generated from such sales. A decrease in the number of spots sold or the amount for such sales could also impact our estimated realizable value. During the nine month periods ended September 30, 2003 or September 30, 2002, we recorded $100,000 and $325,000 in write downs of programming rights.

     Impairment of Long-Lived Asset Values

     The carrying values of our long-lived assets are reviewed for impairment based upon estimated future undiscounted cash flows of the stations. During the year ended December 31, 2002 and the nine months ended September 30, 2003, we have not recorded any impairment related to long-lived assets. Future adverse changes in market conditions, changes in technology and other factors could reduce the expected future cash flows and result in an impairment charge.

     Revenue Recognition

     We record revenue from the sale of airtime related to advertising and contracted time at the time of broadcast. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We utilize information available to it, including the timing of payments and the financial condition of our customers, to estimate the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We do not have a significant concentration of accounts receivable from any single customer or industry segment.

     Accounting for Goodwill and Other Intangible Assets

     In September 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed or initiated after September 30, 2001. SFAS No. 141 also specifies criteria that must be met before intangible assets acquired in a purchase method business combination can be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, tested for impairment (at least annually) in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of”.

     The Company determined that its fair value exceeded its carrying value as of January 1, 2002, December 31, 2002 (its annual impairment testing date) and September 30, 2003, and, accordingly, no impairment was recorded during 2002 or during the nine months ended September 30, 2003. In addition, as prescribed by SFAS No. 142, the Company is no longer amortizing goodwill effective January 1, 2002.

     In the connection with the adoption with Statement 142, the Company determined that its intangible assets have an indefinite life. Accordingly, the Company tested these intangible assets in accordance with the provisions of Statement 142 and no longer amortizes these intangibles effective January 1, 2002. The Company also determined that the fair value of its intangible assets exceeded their carrying values as of January 1, 2002, December 31, 2002 and September 30, 2003, accordingly there was no impairment recorded.

Impact of Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS 145, we are required to apply the criteria in APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion No. 30), in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of SFAS 4 encouraged. Upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in Opinion No. 30. This impacted the Company’s accounting for extinguishment of debt which occurred during the three-month and nine-month periods ended September 30, 2003. The Company did not account for such extinguishment as extraordinary.

     In February 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, or (c) the right to receive the expected residual returns of the entity if they occur. FIN 46 will have a significant effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disburse risks among parties involved. In addition, FIN 46 contains detailed disclosure requirements. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is third applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the third year restated. The Company expects that the adoption of FIN 46 will not have an impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company’s credit facility has a variable interest rate. Accordingly, the Company’s interest expense could be materially affected by future fluctuations in the applicable interest rate. At September 30, 2003, the Company had outstanding borrowings of $23.8 million under its credit facility at an effective annual borrowing rate of 6.4%. Based on the outstanding borrowings at September 30, 2003, a 1% increase in our effective borrowing rate would increase our annual interest expense by approximately $238,000.

Item 4. Controls and Procedures.

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of September 30, 2003, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective. The Company reviews its disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company’s business.

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

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

10.1	Amendment to Consulting Agreement between Jamie Kellner and ACME Communications, Inc. dated August 26, 2003.

10.2	Amendment to Employment Agreement between Douglas E. Gealy and ACME Communications, Inc. dated August 26, 2003.

10.3	Amendment to Employment Agreement between Thomas D. Allen and ACME Communications, Inc. dated August 26, 2003.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

On August 5, 2003, the Company filed a Current Report on Form 8-K reporting the issuance of a press release reporting the financial results and earnings for the Company’s quarterly period ended June 30, 2003.

On August 14, 2003, the Company filed a Current Report of Form 8-K reporting the completion of its amended and restated loan agreement and the concurrent issuance of a redemption notice for the balance of its 12% Senior Secured Discount Notes.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACME Communications, Inc.

Date: November 12, 2003	By:	/s/ THOMAS D. ALLEN

Thomas D. Allen Executive Vice President / CFO (Principal accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Amendment to Consulting Agreement between Jamie Kellner and ACME Communications, Inc. dated August 26, 2003.

10.2	Amendment to Employment Agreement between Douglas E. Gealy and ACME Communications, Inc. dated August 26, 2003.

10.3	Amendment to Employment Agreement between Thomas D. Allen and ACME Communications, Inc. dated August 26, 2003.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002