Form 10-K
period 2003-12-31
ACME COMMUNICATIONS INC
filed 2004-03-16
CIK 1092013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________

FORM 10-K
________________

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-27105
_________________

ACME COMMUNICATIONS, INC.
(Exact name of registrants as specified in its charter)

Delaware	33-0866283
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2101 E. Fourth Street, Suite 202 A
Santa Ana, California, 92705
(714) 245-9499
(Address and Telephone number of Principal Executive Offices)
_________________

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed on the basis of $7.60 per share, the price at which shares last sold, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2003), was $88,715,180.

     As of March 10, 2004, there were 16,771,415 shares of registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement to be filed pursuant to Regulation 14A relating to the 2003 Annual Meeting of Stockholders are incorporated by reference in Part III.

ACME COMMUNICATIONS, INC.

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Page

PART I

Item 1.	Description of Business .................................................................................................................................................................3
Item 2.	Properties ........................................................................................................................................................................................15
Item 3.	Legal Proceedings .........................................................................................................................................................................15
Item 4.	Submission of Matters to a Vote of Security Holders.............................................................................................................16

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters..............................................................................................16
Item 6.	Selected Financial Data................................................................................................................................................................17
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations..........................................19
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk..............................................................................................28
Item 8.	Financial Statements and Supplementary Data:

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................46
Item 9A.	Controls and Procedures..............................................................................................................................................................46

PART III

Item 10.*	Directors and Executive Officers of the Registrant..................................................................................................................47
Item 11.*	Executive Compensation..............................................................................................................................................................47
Item 12.*	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters........................47
Item 13.*	Certain Relationships and Related Transactions.....................................................................................................................47

PART IV

Item 14.*	Principle Accountants and Fees and Service..........................................................................................................................47
Item 15.	Exhibits, FinancialStatement Schedules and Reports on Form 8-K......................................................................................47

____________
*   Items incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A relating to the 2004 Annual Meeting of        Stockholders.

Forward-looking Statements

     This Annual Report on Form 10-K includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "intend," "could," "expect," "anticipate," "believe," "predict," "potential", "might", "project", "outlook", or "continue" or the negative of such terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and the television broadcast industry's actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include those identified under "Risk Factors" in this Annual Report on Form 10-K. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.

     We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K. In addition, we make no representation with respect to any materials available on the Internet, including materials available on our website.

PART I

Item 1. Business

     ACME Communications, Inc. (the "Company" or "we") owns and operates nine broadcast television stations in medium-sized markets across the United States. Eight of these television stations are network affiliates of The WB Television Network and one station is a network affiliate of UPN. These nine stations broadcast in markets that cover in aggregate approximately 3.7% of the total U.S. television households. We are the fourth largest WB Network affiliated group in the country. Mr. Kellner, our Chairman and Chief Executive Officer, is also a founder of, co-Chairman and co-Chief Executive Officer of The WB Network, and was President of Fox Broadcasting Company from its inception in 1986 through 1993.

     On March 21, 2003, we sold two of our stations, KPLR-TV serving the St. Louis marketplace and KWBP-TV, serving the Portland, Oregon marketplace, to subsidiaries of the Tribune Company for an aggregate all-cash consideration of $275 million (the "Tribune Transaction") plus additional consideration in the amount of approximately $4.6 million relating to KPLR’s closing-date working capital. In accordance with generally accepted accounting principles ("GAAP"), we have accounted for the results of these two stations as "discontinued operations" and our remaining nine stations represent our continuing operations.

     Since our formation in 1997, we have focused primarily on acquiring independently-owned stations, under-performing stations and construction permits for new stations in markets that we believe have the growth potential and demographic profile to support a successful WB Network affiliate. Once acquired, we upgrade the station's programming, improve or correct any signal deficiencies and brand or rebrand the station's image in its market. We also generally hire new station senior management who are experienced in operating and selling advertising time on emerging network affiliated stations. We believe that medium-sized markets provide advantages such as fewer competitors and lower operating costs compared to large markets. Our strategy is to capitalize on these advantages and to grow our revenues and cash flow with an emphasized focus on local sales. Since we centralize many of our stations' administrative functions and primarily provide entertainment programming, our station general managers are able to focus on increasing sales and improving operating margins. Additionally, we believe that the Federal Communications will eventually Commission allow dual ownership of broadcast television stations (“duopoly”) in most of our markets our long-term strategy also includes acquiring such second stations.

     Like The WB Network, we target our programming at younger audiences, in particular, young adults, teens and kids. We believe that these younger audiences are a growing, underserved and increasingly important demographic target for advertisers, and that with The WB Network affords us a significant competitive advantage over other network affiliated television broadcasters in attracting these younger audiences. Since its launch in 1995 and through the 2002 / 2003 season, The WB Network was the only English-language broadcast network in the United States to increase its audience share in these key target demographic groups. To build and retain our audience share during non-network hours, we also acquire the broadcast rights to popular syndicated programming that we believe complements The WB Network programming. In addition, we broadcast local and regional sports programming in selected markets and provide local news and weather updates during our morning news show. We believe this programming enhances our ability to sell advertising time to local and regional advertisers and increase audience awareness of our still developing stations.

     ACME Communications, Inc. was incorporated in Delaware in 1999. Its executive office telephone number is (714) 245-9499.

Our Development, Strategy and Outlook

     We formed our company in 1997 with the goal of building a middle market broadcast television station group comprised mostly of new start up stations and underperforming stations generally affiliated with The WB Television Network, an emerging network. We believed then, and still do today, that there is significant value to be created in aligning with an emerging network that enjoys significant financial and creative support by two large media companies - Time Warner Inc. and the Tribune Company.

      By the end of 1997 we had three stations on the air. During 1998 we added another two stations, bringing our total stations on the air to five. In 1999, we put a sixth station on the air and acquired another four stations. Together, these acquisitions were the major catalyst for our initial public offering in September 1999.

     In the fall of 2000, signs of a slowing economy and receding advertising demand became evident and the industry was in a full recession by 2001 - with non-political advertising revenues declining in double-digit range in many markets. The events of 9/11 only compounded and delayed an expected recovery.

     In 2002, in the face of a continued soft ad environment, we decided to explore opportunities to reduce our debt and exposure to a prolonged industry slump. In December 2002, we announced our sale to Tribune Company of our two largest stations - St. Louis and Portland. We used the proceeds from this transaction, which closed in March 2003, to significantly reduce our debt which in turn allowed us to amend and extend our revolving credit facility. In late 2002, we also completed the purchase of our Madison station - our most recent acquisition.

     Calendar 2003 was marked with more industry optimism about an advertising recovery than hindsight revealed. While our station group has enjoyed gains in both ratings and in-market rating shares, soft market conditions have generally favored the larger and more mature traditional network affiliates in our markets. These competitors have been aggressive in reducing pricing in an attempt to maintain revenue share. Accordingly, while we have grown our share of market revenues, we believe those gains have been less than they would have been in a strong ad environment. Also, in the current and recent environment, there has been a noticeable decline in the acquisition and disposition of television stations as gaps between seller and buyer pricing expectations have widened. In this environment there have not been opportunities for us to effect new market, and, of more interest to us, in-market acquisitions at prices we believed were reasonable. Our key, therefor, strategy has been to focus on our existing station portfolio and improving both market shares and station operating cash flows.

     We share the optimism expressed by most of our competitors and industry analysts that advertising demand, and specifically, advertising demand for broadcast television stations, will strengthening as we move through 2004 and the coming years. We believe that once this stregthering takes place there will be an increase in the number of television station sale transactions. Just as we have seen first hand in our duopoly in the Albuquerque-Santa Fe market, there are significant cost savings in operating two stations in a single market. We believe that eventually there will be a consolidation within our industry as government regulations restricting dual ownership of stations in most television markets will be eased and allow us to either acquire second stations in our markets or make our stations attractive acquisition opportunities to our market competitors. In the long term, given our relative smaller size and limited financial resources, we could be a seller, rather than a buyer, in this consolidation.

Programming

     Our programming includes:

•	The WB Network prime time programming (at eight of our nine stations)

•	Kids’ WB! (at eight of our nine stations);

•	syndicated programming;

•	The Daily Buzz , a three-hour morning news program; and

•	local programming.

     Prime Time Programming. In prime time, The WB Network, based on the average age of their viewers, is the youngest broadcast network today. Prime time programming includes: 7th Heaven, Smallville, Gilmore Girls, Charmed, Reba, and Sabrina:The Teenage Witch. When The WB Network began broadcasting in 1995, it provided two hours of prime time programming per week. The WB Network is currently providing 15 hours of prime time programming Sunday through Friday.

     Kids’ WB! Programming. The WB Network launched Kids’ WB! in September 1995 and currently provides 14 hours of kids’ programming Monday through Saturday. Kids’ WB! programming includes Xiaolin, Teen Titans, and Jackie Chan Adventures.

     Syndicated Programming. In addition to The WB Network programming, our stations air syndicated programs. Generally, our most profitable programming time periods are those immediately before and after The WB Network programming. Consequently, during these time periods, we air programs that are targeted to the audiences similar in demographics as those that watch The WB Network prime time programs. These syndicated programs include That 70‘s Show, Everybody Loves Raymond, King of Queens, Will and Grace, Judge Judy, King of the Hill, Drew Carey and Spin City. We have secured future broadcast rights for certain of our stations to Malcolm in the Middle, Friends (second cycle), Everybody Loves Raymond (second cycle) and other shows. We have multi-year contracts to air most of our syndicated programming.

     Local Programming. Several of our stations also air certain regional and local sporting events of local interest, which we believe helps increase local awareness of our stations and expands our advertiser base. In addition, we air local weather and news updates at all of our stations during The Daily Buzz, our weekday morning news program. We also air a weeknight newcast at our Madison station.

     The Daily Buzz. In September 2002, we launched The Daily Buzz, a three-hour (6:00 — 9:00 a.m. Eastern / Pacific Time) morning news show. Effective January 1, 2004, we began jointly producing the program with Emmis Television Broadcasting, L.P. ("Emmis"), a unit of Emmis Communications Corporation. The show is currently aired on all of our WB Network affiliated stations and on Emmis’ two WB Network affiliates. The show is also sold to The WB 100+ Cable Group (which airs on cable in more than 100 small markets across the country) and to a few other middle-market broadcasters. The show is produced at our station facilities in Dayton, Ohio, and in addition to traditional news, weather and sports related stories, contains entertainment, technology and lifestyle segments. We believe this program, which is targeted at younger, underserved viewers, has the potential of delivering meaningful additional revenues in its time period, including political advertising and advertisers’ news budgets.

Our Stations

     The following table provides general information concerning our continuing stations:

Marketplace	Market Rank (1)	Station Calls / Channel	Affiliation	Number of Commercial Stations in Market(2)	Station Rank (3)	Station Share (4)	ACME Operation
Salt Lake City, UT	36	KUWB / 30	WB	8	6	5	April 1998
Albuquerque - Santa Fe, NM	49	KWBQ / 19	WB	7	5	6	March 1999
Albuquerque - Santa Fe, NM	49	KASY / 50	UPN	7	6	4	November 1999
Dayton, OH	59	WBDT / 26	WB	5	5	6	June 1999
Knoxville, TN	61	WBXX / 20	WB	5	4	8	October 1997
Green Bay - Appleton, WI	68	WIWB / 14	WB	6	5	5	June 1999
Ft. Myers - Naples, FL	70	WTVK / 46	WB	5	5	5	March 1998
Champaign - Springfield - Decatur, IL	82	WBUI / 23	WB	6	5	4	June 1999
Madison, WI	85	WBUW / 57	WB	5	5	2	November 2002

_________

(1)	All television stations throughout the United States are grouped into 210 markets that are ranked in size according to the number of households with televisions in the market for the 2003/2004 season.

(2)	Represents the number of commercial broadcast television stations in the market, excluding Spanish-language stations.

(3)	Represents our station’s rank, based on the average of the February, May and November 2003 major ratings periods, for adults 18-49 on a Monday through Sunday, 5pm to midnight basis.

(4)	Station share based on the average of the February, May and November 2003 major ratings periods, for adults 18-49 on a Monday through Sunday, 5pm to midnight basis.

KUWB: Salt Lake City, Utah

Designated Market Area: 36	TV Households: 786,000
Total Age 2+ Population: 2,362,000

     Market Description. Forty-three percent of the total population of Salt Lake City is under 25 years of age. The estimated average household income in the Salt Lake City market is approximately $49,900 per year. Major employers in the market include Intermountain Health Care, Brigham Young University, PacifiCorp (Utah Power), WalMart District Office, Delta Airlines and Smith Food & Drug Centers.

     Station Overview. We began operating KUWB in April 1998 under a local marketing agreement and acquired the station in September 1998. KUWB has been affiliated with The WB Network since the network’s launch. When we began operating the station, we replaced the primarily religious paid programming and infomercials that were being run on the station in all non-WB Network time periods with syndicated programming. The station’s syndicated programming currently includes That 70‘s Show, Everybody Loves Raymond and King of Queens. It also carries the NBC-affiliated Saturday Night Live. The station has contracted for the future exclusive-market broadcast rights to popular shows such as Malcolm in the Middle, which begins airing in September 2004. Based on the average three major sweeps period ratings books for the 2002 / 2003 season (i.e., the November 2002, February 2003 and May 2003 ratings – the “Season Average”) KUWB delivered an average 1.3 rating amongst adult 18-49 viewers for the 5 p.m.– midnight, Monday through Sunday, time period – a 19% increase over the comparable Season Average rating for the 2001 / 2002 broadcast season.

KWBQ: Albuquerque – Santa Fe, New Mexico
KASY: Albuquerque – Santa Fe, New Mexico

Designated Market Area: 49	TV Households: 634,000
Total Age 2+ Population: 1,617,000

     Market Description. Thirty-five percent of the total population of Albuquerque – Santa Fe is under 25 years of age. The estimated average household income in the Albuquerque – Santa Fe market is approximately $40,700 per year. Major employers in the market include Intel, Motorola, General Electric, General Mills, Philips, Tempur-Pedic and Levi Strauss.

     KWBQ Station Overview. We launched KWBQ in March 1999 with The WB Network prime time programming and Kids’ WB!. In addition, the station’s syndicated programming currently includes That 70‘s Show, Spin City and Seinfeld. The station has contracted for the future exclusive-market broadcast rights to popular shows such as Malcolm in the Middle, My Wife and Kids and Friends (second cycle) which begin airing in September 2004, 2005 and 2006, respectively. KWBQ delivered a 2002 / 2003 Season Average 1.8 rating amongst adult 18-49 viewers for the 5 p.m. – midnight, Monday through Sunday, time period – a 61% increase over the comparable Season Average rating for the 2001 / 2002 broadcast season.

    KASY Station Overview. We began operating KASY, the UPN affiliate in the market, under an interim local marketing agreement (“LMA”) in November 1999 and closed our purchase of the station in December 1999. The station has been a UPN affiliate since that network’s launch in January 1995. Prior to November 1999, the station had been operating as an LMA by another station owner in the market. The station’s syndicated programming includes Everybody Loves Raymond, Judge Judy, Texas Justice and Judge Joe Brown. All of the future program rights negotiated for KWBQ are also available to air on KASY. KASY delivered a 2002 / 2003 Season Average 1.1 rating amongst adults 18-49 viewers for the 5 p.m. – midnight, Monday through Sunday, time period – a 32% increase over the comparable Season Average rating for the 2001 / 2002 broadcast season.

WBDT: Dayton, Ohio

Designated Market Area: 59	TV Households: 512,000
Total Age 2+ Population: 1,220,000

     Market Description. Thirty-three percent of the total population of Dayton, Ohio is under 25 years of age. The estimated average household income in the Dayton market is approximately $43,400, per year. Major employers in the market include Chrysler Corp/Acustar Inc., General Motors, Bank One Dayton, American Matsushita and BF Goodrich.

     Station Overview. We acquired WBDT in June 1999. WBDT signed on the air in October 1980 and has been affiliated with The WB Network since our acquisition of the station. The station’s syndicated programming currently includes That 70‘s Show,

Everybody Loves Raymond, Will & Grace, King of Queens and Just Shoot Me, and the station has contracted for the future exclusive-market broadcast rights to popular shows such as Malcolm in the Middle, Sex in the City and Friends (second cycle), which begin airing in September 2004, 2005 and 2006, respectively. In October of 2001, Dayton became Nielsen’s 52nd metered market. WBDT delivered a

2002 / 2003 Season Average 2.0 rating amongst adults 18-49 viewers for the 5 p.m. – midnight, Monday through Sunday, time period – a 13% increase over the comparable Season Average rating for the 2001 / 2002 broadcast season.

WBXX: Knoxville, Tennessee

Designated Market Area: 61	TV Households: 499,000
Total Age 2+ Population: 1,169,000

     Market Description. Thirty percent of the total population of Knoxville is under 25 years of age. The estimated average household income in the Knoxville market is approximately $39,300 per year. Major employers in the market include the University of Tennessee, TVA, Oakridge National Laboratories, Alcoa and Nippondenso.

     Station Overview. We launched WBXX in October 1997. In addition to carrying The WB Network prime time programming and Kids’ WB! the station’s syndicated programming currently includes That 70‘s Show, Will & Grace, Dharma & Greg, King of the Hill, Friends, King of Queens and Just Shoot Me. The station has contracted for the future exclusive-market broadcast rights to popular shows such as My Wife & Kids and Friends (second cycle), which begin in September 2005 and 2006, respectively. In October 2002, Knoxville became Nielsen’s 54th metered market. WBXX delivered a 2002 / 2003 Season Average 2.5 rating amongst adults 18-49 viewers for the 5 p.m. – midnight, Monday through Sunday, time period – a 67% increase over the comparable Season Average rating for the 2001 / 2002 broadcast season.

WIWB: Green Bay – Appleton, Wisconsin

Designated Market Area: 68	TV Households: 427,000
Total Age 2+ Population: 1,035,000

     Market Description. Thirty-three percent of the total population of Green Bay – Appleton is under 25 years of age. The estimated average household income in the Green Bay – Appleton market is approximately $42,500 per year. Major employers in the market include Fort James Corporation, the Oneida Tribe of Indians of Wisconsin, Schneider National, Humana, Shopko Stores, American Medical Security, Bellin Memorial Hospital and Procter & Gamble Paper Products.

     Station Overview. We acquired WIWB in June 1999. WIWB signed on the air in August 1998 and has been affiliated with The WB Network since our acquisition of the station. The station’s syndicated programming currently includes That 70‘s Show, Will & Grace, Everybody Loves Raymond, Frasier and King of Queensand the station has contracted for the future exclusive-market broadcast rights to popular shows such as Friends (second cycle), which begins in September 2006. In October 2002, the Knoxville market became Nielsen’s 54th metered market. WIWB delivered a 2002 / 2003 Season Average 1.2 rating amongst adults 18-49 viewers for the 5 p.m. – midnight, Monday through Sunday, time period – a 20% increase over the comparable Season Average rating for the 2001 / 2002 broadcast season.

WTVK: Ft. Myers – Naples, Florida

Designated Market Area: 70	TV Households: 421,000
Total Age 2+ Population: 969,000

     Market Description. Twenty-five percent of the total population of Ft. Myers – Naples is under 25 years of age. The estimated average household income in the Ft. Myers – Naples market is approximately $51,600 per year. Major employers in the market include The Lee County School District, Lee Memorial Health System, Columbia Healthcare and Publix SuperMarkets. The market is the fastest growing television market in the country and has jumped from market rank 83 in June 1998 when we acquired the station to its current rank of market 70.

     Station Overview. We began operating WTVK in March 1998 under a local marketing agreement and acquired the station in June 1998. WTVK signed on the air in October 1990 and has been affiliated with The WB Network since our acquisition of the station. In addition to carrying The WB Network prime time programming and Kids’ WB!, the station’s syndicated programming currently includes That 70‘s Show, King of Queens, Dharma & Greg, Roseanne and Just Shoot Me. The station has contracted for the future exclusive-market broadcast rights to popular shows such as Judge Judy and Judge Joe, which begin in September 2004. In May 2001, the Ft. Myers-Naples market became Nielsen’s 51st metered market. WTVK delivered a 2002 / 2003 Season Average 1.5 rating amongst adults 18-49 viewers for the 5 p.m. – midnight, Monday through Sunday, time period – a 29% increase over the comparable Season Average rating for the 2001 / 2002 broadcast season.

WBUI: Champaign – Springfield – Decatur, Illinois

Designated Market Area: 82	TV Households:379,000
Total Age 2+ Population: 887,000

     Market Description. Thirty-three percent of the total population of Champaign – Springfield – Decatur is under 25 years of age. The estimated average household income in the Champaign – Springfield – Decatur market is approximately $40,600 per year. Major employers in the market include ADM, Staley’s, Caterpillar, Mueller, Illinois Power, Kraft and the University of Illinois.

     Station Overview. We acquired WBUI in June 1999. WBUI signed on the air in May 1984 and has been affiliated with The WB Network since our acquisition of the station. The station’s syndicated programming currently includes That 70‘s Show, Everybody Loves Raymond, King of Queens, Spin City and Just Shoot Me. The station has contracted for the future exclusive market broadcast rights to popular shows such as Malcolm in the Middle and Friends (second cycle), which begin airing in September 2004 and 2006, respectively. WBUI delivered a 2002 / 2003 Season Average 0.9 rating amongst adults 18-49 viewers for the 5 p.m. – midnight, Monday through Sunday, time period – a 10% decrease over the comparable Season Average rating for the 2001 / 2002 broadcast season.

WBUW: Madison, Wisconsin

Designated Market Area: 85	TV Households: 355,000
Total Age 2+ Population: 844,000

     Market Description. Thirty-three percent of the total population of Madison is under 25 years of age. The estimated average household income in the Madison market is approximately $44,000 per year. Madison is the state capitol of Wisconsin and in addition to the state government, major employers in the market include General Motors, Lands End, Mercy Health System and the University of Wisconsin.

     Station Overview. We acquired WBUW through a bankruptcy auction in December 2002. Under an interim LMA, we became fully responsible for its operations effective November 1, 2002. WBUW signed on the air in May 1984 as an affiliate of UPN. The station became a primary WB Television Network affiliate in August 2002. The station’s syndicated programming currently includes That 70‘s Show, King of Queens and Home Improvement. In September 2003, we began airing a weeknight half-hour local newscast on the station that is produced by the market’s NBC affiliate. The station has contracted for the future exclusive market broadcast rights to the popular show Judge Judy, Sex in the City and Friends (second cycle), which begin airing in September 2004, 2005 and 2006, respectively. WBUW delivered a 2002 / 2003 Season Average 0.6 rating amongst adults 18-49 viewers for the 5 p.m. – midnight, Monday through Sunday, time period – a 100% increase over the comparable Season Average rating for the 2001 / 2002 broadcast season.

Pending Construction Permit Acquisitions

     We own the rights to acquire construction permits to build four other stations – three to be new WB Network affiliates in Lexington, KY, Richmond, VA and Flint – Saginaw – Bay Cities, MI and the fourth station, in Portland, OR. The acquisition of these construction permits is dependent on the Federal Communications Commission approving the underlying applications. The aggregate purchase price for these four construction permits is approximately $18.4 million. The construction permit in Portland, Oregon, if granted, is subject to an option granted to Tribune Broadcasting Company in connection with our KWBP-TV sale transaction.

     If the licenses are granted by the FCC, we have the flexibility to construct the stations and sign them on the air, to partner with another party or to sell the construction permit(s) outright to third parties who have expressed interest in them.

Our Affiliation Agreements

     Each of our eight WB Network affiliated stations has a station affiliation agreement with The WB Network that provides each station with the exclusive right to broadcast The WB Network programming in its respective market. These affiliate agreements have three to 10 year terms that expire between June 2004 and April 2009. KASY, our UPN affiliated station in Albuquerque – Santa Fe, New Mexico, has an affiliation agreement with UPN that expires in January 2005.

     Under the affiliation agreements, The WB Network and UPN retain the right to program and sell approximately 75% of the advertising time available during their prime time schedule with the remaining 25% available for sale by our stations. Both networks retain approximately 50% of the advertising time available during kids’ programming aired in other dayparts.

     For our eight WB Network affiliated stations, in addition to the advertising time retained for sale by The WB Network, each station is also subject to annual compensation payments to The WB Network. The amount of compensation is determined by taking into account the station's average ratings among adults ages 18-49 during The WB Network prime time programming, as well as the number of prime time programming hours provided per week by The WB Network. For UPN affiliate, KASY , no compensation is paid by either party. We participate in cooperatvie marketing efforts with The WB Network and UPN whereby the networks remimburse up to 50% of certain approved advertising expenditures by a station to promote network programming. Our affiliation agreement for WBXX entitles that station to certain most favorable terms agreed to by The WB Network and any affiliate, during the term of the affiliation agreement, and any subsequent modifications.

     In addition, as part of our acquisition of WBDT, WIWB and WBUI, we entered into a five-year secondary affiliation agreement (expiring in June 2004) with Pax Net at these stations. We are generally obligated to run the Pax Net prime time programming in certain morning dayparts. We retain a portion of the advertising time during this programming for local sales, and Pax Net retains the balance. It is likely that we will not renew the Pax Net affiliation agreements and replace that programming with syndication product. We do not expect there to be any adverse effect on us if we terminate the Pax Net affiliation agreements.

Advertising/Sales

     Virtually all of our revenues consist of advertising revenues, and no single advertiser has ever accounted for more than 10% of our gross advertising revenues. Our advertising revenues are generated both by local advertising and national spot advertising.

     Local Advertising. Local advertising revenues are generated by both local merchants and service providers and by regional and national businesses and advertising agencies located in a particular designated market area. Local advertising revenues represented 58% of our net advertising revenues in 2001, 60% in 2002 and 61% in 2003.

     National Spot Advertising. National spot advertising represents time sold to national and regional advertisers based outside a station’s designated market area. National spot advertising revenues represented 42% of our net advertising revenues in 2001, 40% in 2002 and 39% in 2003. National spot advertising primarily comes from:

•	new advertisers wishing to test a market;

•	advertisers who are regional retailers and manufacturers without national distribution;

•	advertisers who need to enhance network advertising in given markets; and

•	advertisers wishing to place more advertisements in specified geographic areas.

Our Competition

     Broadcast television stations compete for advertising revenues primarily with other broadcast television stations in their respective markets and, to a lesser but increasing extent, with radio stations, cable television system operators, newspapers, billboard companies, direct mail and internet sites. ABC, CBS, NBC and Fox programming generally achieve higher audience levels than that of The WB Network, UPN and syndicated programming aired by independent stations which is attributable to a number of factors, including:

•	the traditional networks' efforts to reach a broader audience;

•	historically, less competition;

•	generally better channel positions;

•	more network programming being broadcast weekly;

•	the traditional networks' cross-promotions; and

•	the traditional networks’ more established market presence than The WB Network.

     However, because The WB Network and UPN provide fewer hours of programming per week than the traditional networks, we have a significantly higher inventory of advertising time for our own use and, therefore, our stations generally achieve a share of television market advertising revenues greater than their share of the market’s audience. We believe that this available advertising time, combined with our efforts to attract (via our programming) the audiences that are key targets of advertisers, and our focus on advertising sales allows us to compete effectively for advertising revenues within our stations’ markets.

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

     Our current licenses expire as follows:

Station (by market ranking)	Expiration Date
KUWB / Salt Lake City	October 1, 2006
KWBQ / Albuquerque - Santa Fe	October 1, 2006
KASY / Albuquerque - Santa Fe	October 1, 2006
WBDT / Dayton	October 1, 2005
WBXX / Knoxville	August 1, 2005
WIWB / Green Bay - Appleton	December 1, 2005
WTVK / Ft. Myers - Naples	February 1, 2005
WBUI / Champaign - Decatur - Springfield	December 1, 2005
WBUW / Madison	December 1, 2005

     The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to permit the assignment or transfer of control of, or the grant or renewal of, a broadcast license, the FCC considers a number of factors pertaining to the licensee, including:

•	compliance with various rules limiting common ownership of media properties;

•	the character of the licensee and those persons holding attributable interests therein; and

•	compliance with the Communications Act's limitations on alien ownership.

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

     Ownership Restrictions. The officers, directors and equity owners of 5% or more of our outstanding voting stock or the voting stock of a company holding one or more broadcast licenses are deemed to have an attributable interest in the broadcast company. However, specified institutional investors, including mutual funds, insurance companies and banks acting in a fiduciary capacity, may own up to (but not as much as) 20% of the outstanding voting stock without being subject to attribution if they exercise no control over the management or policies of the broadcast company. Finally, even if it owns non-voting stock, a third party could be deemed to have an attributable interest if it owns more than 33 percent of a station's (or the Company's) asset value (which is generally defined by the FCC to mean the aggregate of equity plus debt) and either has another attributable interest in the same market as the station(s) or provides more than 15 percent of the weekly programming for the station(s).

     The FCC's current rules generally prohibit the issuance of a license to any party, or parties under common control, for a television station if that station's Grade B contour overlaps with the Grade B contour of another television station in the same DMA in which that party or those parties already have an attributable interest. FCC rules provide an exception to that general prohibition and allow ownership of two television stations with overlapping Grade B contours under any one of the following circumstances:

•	there will be eight independent full-power television stations in the DMA after the acquisition or merger and one of the two television stations owned by the same party is not among the top four-ranked stations in the DMA based on audience share;

•	the station to be acquired is a "failing" station under FCC rules and policies;

•	the station to be acquired is a "failed" station under FCC rules and policies; or

•	the acquisition will result in the construction of a previously unbuilt station.

     On June 2, 2003, the FCC adopted new rules (the "New Rules") with respect to ownership of broadcast television stations and related matters. The New Rules included many changes, including the following:

•	with few exceptions, ownership restrictions would be determined by the DMA in which the station is located without regard to Grade B contour overlaps;

•	a single entity could own two television stations in a market with at least five television stations if one of the stations is not among the top-4 ranked stations; and could own three television stations in a market with at least 18 television stations as long as long as two of the stations are not among the top-4 ranked stations;

•	waivers would be allowed to permit ownership of two of the top-4 ranked stations in markets with eleven or fewer television stations if certain criteria were satisfied (including whether the combination would enable the buyer to better compete with the dominant television station in the market); and

•	waivers would be allowed to own another television station in the DMA (regardless of the number of television stations in the market) if the station does not have a Grade B contour overlap with the buyer's other station in the DMA and if the station to be purchased is not carried by the same cable television systems and other multi-video program distributors as the other station.

     The FCC's New Rules also established new cross media limits ("CML") to govern the combined ownership of television stations, radio stations, and daily newspapers. More specifically, the New Rules include the following changes:

•	no cross-ownership is allowed in markets with three or fewer television stations;

•	in markets with 4 - 8 television stations, a single entity can own (1) a combination of one daily newspaper, one television station, and half the ownership limit of radio stations, (2) a combination of one daily newspaper and the full complement of allow radio stations, or (3) a combination of two television stations (if otherwise permissible) and the full complement of radio stations but no daily newspaper; and

•	no CML limits in markets with more than eight television stations.

     The FCC's New Rules also raised the cap on the reach of a single entity's television ownership to 45% of the country's audience. However, Congress subsequently enacted a law which reduced that cap to 39%. Prior to adoption of that new statute, stations in the UHF band, which covers channels 14 - 69, were attributed with only 50% of the households in their respective markets (while 100% of the market households are attributed to stations in the VHF band, which covers channels 2 - 13). The FCC recently issued a public notice requesting comment on whether the new statute had any impact on the ability of the FCC to continue that UHF discount.

     The New Rules were scheduled to become effective in September 2003. However, several parties filed appeals in federal court seeking to overturn the New Rules. The court subsequently issued an order which prevented the New Rules from becoming effective and requiring the pre-existing rules to remain in effect. The court heard oral argument on the appeals in February 2004, and a decision could be issued by the court at any time. The court decision could allow all, some or none of the New Rules to become effective. The court's ruling could have an adverse impact on our ability to buy new television stations or to sell our existing stations.

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

     Stations must also pay regulatory and application fees and follow various FCC rules that regulate, among other things:

•	political advertising;

•	children's programming;

•	the broadcast of obscene or indecent programming;

•	sponsorship identification; and

•	technical operations.

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

     Review of Must Carry Rules.  FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 require each television broadcaster to elect, at three-year intervals beginning October 1, 1993, to either:

•	require carriage of its signal by cable systems in the station's market which is referred to as must carry rules; or

•	negotiate the terms on which such broadcast station would permit transmission of its signal by the cable systems within its market, which is referred to as retransmission consent.

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

     Local Marketing Agreements. Under the FCC's current rules (as well as the New Rules), the licensee of a television station providing more than 15% of another television station's programming under a local marketing agreement is considered to have an attributable interest in the other station for purposes of the FCC's national and local multiple ownership rules if both stations are located in the same market. The FCC also adopted a grandfathering policy providing that local marketing agreements that are in compliance with the previous FCC rules and policies and were entered into before November 5, 1996, would be permitted to continue in force until the FCC conducts its biennial review of regulations in 2004. Local marketing agreements entered into after November 5, 1996 but prior to the adoption of the new FCC rules in 1999 were grandfathered until August 2001.

     Prior to the adoption of the FCC's new rules, we did, from time to time, enter into local marketing agreements, generally in connection with pending station acquisitions. By using local marketing agreements, we can provide programming and other services to a station that we have agreed to acquire before we receive all applicable FCC and other governmental approvals.

     Both the current FCC rules and the FCC's New Rules generally permit local marketing agreements if the station licensee retains ultimate responsibility for and control of the applicable station, including finances, personnel, programming and compliance with the FCC's rules and policies. We cannot be sure that we will be able to air all of our scheduled programming on a station with which we may have a local marketing agreement or that we would receive the revenue from the sale of advertising for such programming.

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

     In announcing its receptivity to extensions of digital television construction deadlines, the FCC recognized the practical and technical difficulties of requiring television broadcasters to implement digital television. For those same reasons, the FCC suspended most of the construction and service deadlines that had previously been imposed. The FCC inaugurated a new rulemaking proceeding to reinstate those deadlines. In the meantime, the Communications Act still requires television broadcasters to return their analog license to the government by December 31, 2006 unless specified conditions exist that, in effect, limit the public's access to digital television transmissions in a particular market. Legislative proposals have been introduced in Congress that could affect that deadline, but to date none has been enacted.

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

     Another major issue surrounding the implementation of digital television is the scope of a local cable television system's obligation to carry the signals of local broadcast television stations. The FCC has issued an order stating that, for the present, a cable television system is only obligated to carry a television's digital signal if the station does not have an analog signal. The FCC has not yet determined the scope of a cable television system's "must carry" obligations when a broadcast television station has both an analog signal and a digital signal that each has a substantial audience.

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

     Other FCC and Legislative Matters. The FCC repealed the rule that prohibited one of the major television networks (ABC, CBS, NBC or Fox) from owning one of the other television networks. Viacom utilized that change in FCC rules to acquire UPN. However, the FCC's New Rules retained the rule that prohibits dual ownership of two or more of the four major networks.

     The Satellite Home Viewer Act and related FCC regulations allow satellite carriers to deliver broadcast programming to subscribers who are unable to obtain television network programming over the air from local television stations. Congress later amended the act to facilitate the ability of satellite carriers to provide subscribers with programming from both local and non-local television stations (regardless of the subscribers' ability to receive the television signals over the air). The FCC has adopted rules to implement certain of those legislative changes and is conducting rulemaking proceedings to implement others. A principal component of the new regulation requires satellite carriers to carry the analog signals of all local television stations in a market if they carry one. We have taken advantage of that regulation to require carriage of our stations on satellite systems in the Salt Lake City, Albuquerque - Santa Fe, Knoxville and Ft. Myers - Naples markets. The FCC has refused to require satellite carriers to carry a television station's digital signal, even if the station does not have an analog signal. We cannot predict whether that policy will remain in place and, if so, whether it could adversely affect our business in the future.

     In November 2002, the FCC adopted new rules that require broadcast licensees to provide equal employment opportunities. The new rules require broadcast licensees to widely disseminate information on employment vacancies and to promote diversification in their employment. The new rules are intended to supplement a broadcaster's obligation to refrain from racial or other prohibited discrimination in its employment practices under other applicable federal as well as state and local laws and regulations. The new EEO rules impose substantial record-keeping obligations on broadcasters, require that certain television stations (those with five or more full-time employees) submit reports concerning their EEO efforts mid-way through their license term, and require all television stations to submit information on their EEO compliance with their renewal applications.

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

Employees

     At December 31, 2003, our continuing operations had 258 employees, none of whom are subject to collective bargaining agreements. We believe that our relationships with our employees are good.

Available Information

     We maintain an Internet website at www. acmecommunications.com where our Annual Reports on Form 10-K, Quarterly Reports on 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time that they are filed with or furnished to the Securities and Exchange Commission.

Item 2. Properties

     All of our leased studio, office and tower facilities are leased pursuant to long-term leases. We believe that all facilities and equipment are suitable for their purposes, adequate, with minor changes and additions, for conducting operations as presently contemplated. Set forth below is information with respect to our studios and other facilities for our current stations and our discontinued operations. Information as to tower size reflects the height above average terrain of the antenna radiation center.

Market	Approximate Size(3)	Ownership
Salt Lake City, Utah
Studio and office facilities	9,500 sq. ft	Leased
Tower (analog / digital) (1)	4,075 / 4,124 ft.	Owned
Albuquerque - Santa Fe, New Mexico
Studio and office facilities	9,000 sq. ft.	Leased
Tower (analog / digital)	4,223 / 4,223 ft.	Leased
Tower (analog / digital back-up)	4,222 / 4,222 ft.	Leased
Dayton, Ohio
Studio and office facilities	9,998 sq. ft.	Leased
Tower (analog / digital)	1,145 / 954 ft	Leased
Knoxville, Tennessee
Studio and office facilities	8,000 sq. ft.	Leased
Tower (analog / digital) (2)	2,421 / 2,359 ft.	Owned
Green Bay - Appleton, Wisconsin
Studio and office facilities	7,500 sq. ft.	Leased
Tower (analog) (2)	659 ft.	Owned
Tower (digital)	1,089 ft.	Leased
Ft. Meyers - Naples, Florida
Studio and office facilities	8,623 sq. ft.	Leased
Tower (analog / digital)	1,496 / 1,496 ft.	Leased
Champaign - Springfield - Decatur , Illinois
Studio and office facilities	7,800 sq. ft.	Owned
Tower (analog / digital)(2)	1,329 / 1,329 ft.	Owned
Madison, Wisconsin
Studio and office facilities	9,600 sq. ft	Leased
Tower (analog)	1,362 ft.	Leased

_________________

    (1)        Represents partnership interests in digital television tower.

    (2)        Tower owned on leased property.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the security holders during the fourth quarter of 2003.

Executive Officers of the Registrant

     The following table sets forth information about our executive officers at December 31, 2003:

Name	Age	Position
Jamie Kellner	56	Chairman of the Board and Chief Executive Officer
Douglas Gealy	43	President, Chief Operating Officer and Director
Thomas Allen	51	Executive Vice President, Chief Financial Officer and Director
Edward Danduran	51	Vice President, Controller

        Jamie Kellner is a founder of ACME and has served as our Chief Executive Officer and Chairman of the Board since 1997. Mr. Kellner co-founded The WB Network in 1993 and is also its Co-Chairman and Co-Chief Executive Officer. Mr. Kellner was President of Fox Broadcasting Company from its inception in 1986 to 1993. Mr. Kellner also served as Chairman and Chief Executive Officer of Turner Networks, a division of AOL-Time Warner, from March 2001 to February 2004.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Our common stock is traded on the NASDAQ National Market under the symbol ACME. As of March 10, 2004, there were 31 stockholders of record and the closing price of our common stock was $8.03.

     We have not declared or paid any cash dividends or distributions on our common stock since our inception. We anticipate that, for the foreseeable future, all earnings will be retained for use in our business and no cash dividends will be paid on our common stock. Any payment of future cash dividends on our common stock will be dependent upon the ability of our subsidiaries to pay dividends or make cash payments or advances to us. Our credit agreement imposes restrictions on our subsidiaries’ ability to make these payments. Our ability to pay future dividends will also be subject to restrictions under any future debt obligations and other factors that our board of directors deems relevant.

     Below are the Nasdaq high, low and closing prices of ACME Communications, Inc. for each quarter of 2003 and 2002.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
High	$ 7.90	$ 8.65	$ 8.37	$ 9.14
Low	6.20	6.40	7.15	7.55
Close	6.45	7.60	7.50	8.78
2002
High	$ 10.45	$ 11.25	$ 9.66	$ 8.45
Low	6.00	7.23	6.68	5.35
Close	10.34	7.35	7.80	7.97

     The “Equity Compensation Plans” table required in Item 5 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A relating to our 2004 Annual Meeting of Stockholders.

Item 6. Selected Financial Data

Following is the Company’s selected consolidated financial data for the past five years. In accordance with generally accepted accounting principles, operating results relating to our St. Louis and Portland stations, which were sold in 2003, are accounted for as discontinued operations. This data is derived from our audited Consolidated Financial Statements and should be read in conjunction with the Consolidated Financial Statements and Notes thereto (located at Item 8 of this filing) and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" (located at Item 7 of this filing).

	For the Years Ended December 31,
	1999	2000	2001	2002	2003
	(In thousands, except per share data)

Statement of Operations Data:
Net revenues	$ 16,288	$ 26,153	$ 27,793	$ 36,006	$ 43,462
Operating expenses:
Costs of service:
Programming costs (including program amortization) Other costs of service (excluding depreciation and amortization expense of $5,692, $8,897, $9,628, $3,884 and $4,597 for the years	5,396	9,955	10,635	13,858	17,807
ended December 31, 1999, 2000, 2001, 2002 and 2003, respectively)	4,852	6,232	5,706	6,151	6,808
Selling, general and administrative expenses	8,647	12,206	14,505	16,972	18,318
Corporate expenses	6,398	3,522	3,769	3,984	3,563
Depreciation and amortization	5,776	9,003	9,730	3,981	4,662
Impairment of broadcast licenses	-	-	-	-	4,000
Equity-based compensation(1)	39,639	335	335	267	46
Operating expenses	70,708	41,253	44,680	45,213	55,204
Operating loss	(54,420)	(15,100)	(16,887)	(9,207)	(11,742)
Other income (expenses):
Interest income	499	1,380	921	125	329
Interest expense	(28,475)	(27,141)	(28,625)	(30,859)	(12,971)
Loss on early extinguishment of debt	-	-	-	-	(11,054)
Other expense	-	(158)	(73)	(153)	(197)
Loss from continuing operations before income taxes and
minority interest	(82,396)	(41,019)	(44,664)	(40,094)	(35,635)
Income tax benefit (expense)	6,465	12,467	14,308	(24,276)	(2,463)
Loss from continuing operations before minority interest	(75,931)	(28,552)	(30,356)	(64,370)	(38,098)
Minority interest	2,085	-	-	-	-
Loss from continuing operations	(73,846)	(28,552)	(30,356)	(64,370)	(38,098)
Discontinued operations:
Income from discontinued operations	5,112	10,856	4,179	13,991	88,545
Income tax benefit (expense)	(2,045)	(4,342)	(1,672)	(5,597)	24,521
Income from discontinued operations	3,067	6,514	2,507	8,394	113,066
Net income (loss)	$ (70,779)	$ (22,038)	$ (27,849)	$ (55,976)	$ 74,968
	========	========	========	========	=======

Statement of Operations Data (Continued):

	For the Years Ended December 31,
	1999	2000	2001	2002	2003
	(In thousands, except per share data)
Loss from continuing operations before income taxes
and minority interest, as reported	$ (82,396)	$ (41,019)	$ (44,664)	$ (40,094)	$ (35,635)
Tax benefit (expense)(2)	14,304	12,467	14,308	(24,276)	(2,463)
Loss before minority interest	(68,092)	(28,552)	(30,356)	(64,370)	(38,098)
Pro forma minority interest allocation(2)	1,629	-	-	-	-
Loss from continuing operations	(66,463)	(28,552)	(30,356)	(64,370)	(38,098)
Income from discontinued operations	3,067	6,513	2,507	8,394	113,066
Pro forma net loss	(63,396)	(22,039)	(27,849)	(55,976)	74,968

Income (loss) per share(2):
Continuing operations	$ (8.35)	$ (1.70)	$ (1.81)	$ (3.84)	$ (2.27)
Discontinued operations	0.39	0.38	0.15	0.50	6.75
Net income (loss) per share, basic and diluted	$ (7.96)	$ (1.32)	$ (1.66)	$ (3.34)	$ 4.47

Basic and diluted weighted average common shares outstanding	7,961,379	16,750,000	16,750,000	16,750,000	16,759,245

Pro forma net income (loss)	$ (63,396)	$ (22,038)	$ (27,849)	$ (55,976)	$ 74,968
Add back:
Goodwill amortization	4,652	6,387	6,388	-	-
Broadcast licenses amortization	8,750	10,024	10,028	-	-
Income tax expense	(3,344)	(3,831)	(3,836)	-	-
Adjusted net income (loss)	$ (53,338)	$ (9,458)	$ (15,269)	$ (55,976)	$ 74,968

Basic and diluted income (loss) per share:
Add back:
Reported net income (loss)	$ (7.96)	$ (1.32)	$ (1.66)	$ (3.34)	$ 4.47
Add back:
Goodwill amortization	0.58	0.38	0.38	-	-
Broadcast licenses amortization	1.10	0.60	0.60	-	-
Income tax expense	(0.42)	(0.23)	(0.23)	-	-
Adjusted net income (loss)	$ (6.70)	$ (0.57)	$ (0.91)	$ (3.34)	$ 4.47

Balance Sheet Data:
Total assets	$ 409,892	$ 411,192	$ 407,385	$ 393,276	$ 171,912
Total debt(3)	217,078	239,251	250,150	275,001	30,006
Total stockholders' equity	126,835	105,326	78,006	22,491	97,625

     (1)    Equity-based compensation relating to continuing operations is allocable as follows:

	Year ended December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Selling, general and administrative expenses	$ 66	$197	$197	$173	$46
Corporate expenses	39,573	138	138	94	--
Total	$39,639	$335	$335	$267	$46

     (2)    Pro forma net loss in 1999 is calculated as actual net loss adjusted to reflect(i) a provision for income taxes on earnings before taxes, which gives effect to the Company being “C” corporation for all periods and (ii) the impact on the net loss allocated to the minority interest. Actual net loss and pro forma net loss are the same for 2000 through 2003, inclusive.

     (3)   Includes our 12% senior secured discount notes, the 10 7/8% senior discount notes, convertible debt, revolving credit facility and capital lease obligations.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     In March 2003, we sold two of our stations, KPLR-TV serving the St. Louis marketplace and KWBP-TV, serving the Portland, Oregon marketplace, to subsidiaries of the Tribune Company for an aggregate, all-cash, consideration of $275 million plus a payment for the closing-date working capital of the St. Louis Station in the amount of approximately $4.6 million. The results relating to these two stations have been accounted for as discontinued operations in accordance with generally accepted accounting principles (“GAAP”).

     The nine television stations that comprise our continuing operations are regionally diverse and range in market size (based on television households) from 36 through 85 in the nation. All but one of our stations are affiliates of The WB Television Network. Our second station in the Albuquerque-Santa Fe marketplace is a UPN affiliate. Our nine stations have only been on the air, or achieving measurable ratings, for 3-6 years.

     We derive revenues primarily from the sale of advertising time to local, regional and national advertisers. Our revenues depend on popular programming that attracts audiences in the demographic groups targeted by advertisers, allowing us to sell advertising time at satisfactory rates. Like all commercial television stations, our rates are directly affected by the number of and demographic makeup of our viewing audience, as measured by Nielsen Media Research. Our revenues also depend significantly on factors such as the national and local economy and the level of local competition.

     Approximately 70% of our revenues are derived from programming that airs between the hours of 5pm to midnight, Monday through Sunday. Network prime time, which is a subset of this daypart, accounts for 15-20% of our total revenues. Our average broadcast season (mid-September to mid-September) ratings amongst adults aged 18-49 years old in this 5pm to midnight daypart, based on the average of the three major sweeps ratings periods (November, February and May of each broadcast season) have grown steadily over the past several years. Excluding Madison, which we acquired in December 2002, our weighted average rating in this demographic for the daypart was 3.2 for the 2000/2001 season, a 3.5 rating for the 2001/2002 season and a 4.5 rating for the 2002/2003 season. Our weighted average adult 18-49 years old average ratings for this daypart for the November 2003 ratings period declined 10% compared to November 2002. Overall, ratings for our prime time programming declined approximately 5%, but the second hour of our Monday through Friday prime time programming declines 27%. This lead-in decline to our late fringe programming decline in the popularity and ratings of our late night relationship oriented programming caused our post-prime programming to decline by approximately 31%. These ratings declines were offset somewhat by 3% rating gains in our weekday programming from 5pm to 7pm (8pm for our Eastern time-zone stations). Since we have more commercial inventory available to sell in our pre-prime shows than our network and our mostly barter late night programming we believe we will continue to grow our overall advertising revenues.

     Our stations are generally ranked either fifth or sixth in their markets in terms of either our share of viewers or our share of the market’s broadcast television revenue. In periods of lower advertising demand – such as has been the case for much of the past three years – competition from market leaders, generally the ABC, CBS, NBC and Fox affiliated stations, increases as these stations become more aggressive in price to maintain their revenue share. Over the past several years, biennial political spending in the even years has seen dramatic growth. While we do not directly benefit from this political advertising since most campaigns target older viewers than we generally deliver, we indirectly benefit as the increased demand has the effect of increasing pricing for non-political advertising as overall inventory available to these advertisers in each market declines. The 2004 year is expected to include significant political advertising demand in what appears to be a very competitive Presidential race and also has the usual number of state and local elections that will occur in the fall 2004 general elections.

     Like the television advertising business in general, our revenues are usually highest during the fourth quarter of each year, primarily due to increased expenditures by advertisers in anticipation of holiday season consumer spending and an increase in viewership during this period. We generally pay commissions to advertising agencies on local, regional and national advertising and to national sales representatives on national advertising. Our revenues reflect deductions from gross revenues for commissions payable to advertising agencies and national sales representatives.

     Our primary ongoing operating expenses are costs of services, selling, general and administrative expenses, corporate expenses and depreciation and amortization and, in 2003, an expense related to an impairment in our broadcast licenses. Costs of services include programming costs, which consist primarily of amortization of broadcast rights relating to syndicated programs as well as costs associated with our morning news show, The Daily Buzz (which, as of January 1, 2004, is jointly produced by us and Emmis effectively reducing our costs in half for this program) and music rights fees. Other costs of service include advertising expenses targeted at viewers, which is net of any reimbursement received or due to us for such advertising and promotion from The WB Network, UPN or from other program suppliers, and engineering and transmission related expenses. Selling, general and administrative expenses primarily include salaries, sales commissions to account executives, ratings service expenses, insurance and various related overhead expenses. Corporate expenses reflect costs of corporate management, which includes senior management and other centralized management support staff, along with investor relations expenses, professional fees, directors and officers insurance and other related corporate overhead.

     In the fall of 2000, we began to experience a noticeable slowdown in non-political advertiser demand. By December 2000, it was clear that there was a dramatic weakness in demand affecting all media-related companies and there were broader indications that the U.S. economy was in a slowdown. This slack demand continued through all of 2001, and the resultant effect of the events of September 11, 2001 only made a tough year worse. By industry accounts, 2001 television revenues declined approximately 13-15% over 2000, the steepest decline in the last 50 years. Nearly every publicly traded television broadcaster, including us, posted year-over-year declines in advertising revenues. Advertising demand began to rebound early in 2002 and by the end of the year, aided by robust political advertising demand in most markets, year-over-year gains in most of our markets averaged approximately 10%. In March 2003, Operation Freedom commenced in Iraq and advertising demand was adversely affected for several weeks. While there have been several key indications, including strong growth in the nation's gross domestic product and a reversal of the unemployment rate, that the U.S. economy is in a recovery mode, advertising demand in general has remained relatively weak. Heading into 2004, with what very likely will be another strong, perhaps even record-setting, political advertising year, the consensus outlook among industry executives and equity research analysts is for an improved operating environment as we move through the year.

Results of Operations

Year Ended December 31, 2003 compared to Year Ended December 31, 2002

     Calendar 2003 marked an important year for us as we completed the sale of our St. Louis and Portland stations which enabled us to substantially reduce our total debt, thereby significantly reducing future interest expense. Also, for the first time, our net revenue for our continuing stations exceeded our costs of services, exclusive of depreciation and amortization.

     Net revenues for the year ended December 31, 2003 increased 21% to $43.5 million compared to $36.0 million for the year ended December 31, 2002. On a same-station basis, excluding the results of our Madison acquisition in 2002 (“Same Station Basis”), our revenues increased 18%. These revenue gains primarily reflect our ratings gains over the past year along with modest market revenue gains during 2003. Based on third-party market audits performed in seven of our eight markets (excluding the Green Bay market, where no audit is performed), our weighted average non-political revenue share grew 14% to approximately 7.7% in 2003 and the overall weighted average growth in non-political advertising dollars in these same markets grew 3.6% compared to 2002.

     Programming expenses increased 28% to $17.8 million compared to the prior year’s programming expenses of $13.9 million. On a Same-Station Basis, programming expenses increased 26%. Programming costs have increased primarily due to better and more expensive syndicated programming (e.g. That 70‘s Show and King of Queens) added to our schedules over the past eighteen months and increased programming costs related to our three-hour morning news show, The Daily Buzz, which was on the air for a full year in 2003 compared to four months in 2002.

     Other costs of services increased 11% to $6.8 million compared to a prior year expense of $6.2 million. On a Same Station Basis, other costs of services increased 7%, which was attributable to increased utilities and operating lease expenses relating to our new digital transmissions.

     Selling, general and administrative (“SG&A”) expenses increased 8% to $18.3 million compared to a prior year expense of $17.0 million. On a Same Station Basis, SG&A expenses increased 5%. This increase in SG&A relates primarily to added sales staff, increased customer incentive trip expense and higher Nielsen ratings expenses.

     We expect the growth in the combined costs of services and SG&A expenses to moderate in 2004 as future program upgrades will be mostly offset by expiring licenses on earlier syndication product, our costs to produce The Daily Buzz have been essentially halved effective January 1, 2004 through our joint-venture arrangement with Emmis and we will have more favorable year-to-year comparisons in our sales and engineering costs as the growth in these areas slows.

     Corporate expenses for 2003 decreased 11% to $3.6 million from $4.0 million in 2002. This decrease in corporate expenses was due primarily to reductions in salary, incentive compensation and related expenses, professional fees and directors and officers insurance costs.

     Depreciation and amortization expense for 2003 was $4.7 million compared to $4.0 million for 2002. This increase of approximately $700,000 primarily reflects our investment in capital equipment in connection with our digital transmission facilities over the past eighteen months, which as of December 31, 2003, we have substantially completed.

     Equity-based compensation was $46,000 in 2003 compared to $267,000 in 2002. This non-cash expense, which relates to options granted below market value in 1999 to certain management in exchange for the termination of their participation in our previously established long-term incentive plan, decreased in 2003 due to the termination of some of those participants and the winding up of the amortization periods.

     Interest expense for the current year was $13.0 million compared to $30.9 million for 2002. We redeemed all of our 10-7/8% Senior Discount Notes due 2004 (the “Television Notes”) on April 21, 2003 and our 12% Senior Secured Discount Notes (the “Intermediate Notes”) on April 21, 2003 and September 30, 2003 with proceeds from the Tribune Transaction and borrowings under its senior credit facility. In connection with these early extinguishments of debt, we incurred an expense of $11.1 million. Based on our total debt at December 31, 2003, including our capital lease obligations, and the effective interest rates at that date, and excluding any new borrowings in 2004, our projected annualized cash interest expense is approximately $2.0 million.

     We incurred a tax expense of $2.5 million in 2003 compared to $24.3 million in 2002. The tax expense in 2003 relates primarily to increases in deferred tax liabilities. The tax expense in 2002 relates primarily to an increase in the valuation allowance required as a result of the implementation of SFAS No. 142 in the first quarter of 2002.

     Our income from discontinued operations for the twelve months ended December 31, 2003 was $113.1 million, which included a pre-tax gain on sale of assets of $87.0 million. Pre-tax income from operations of discontinued operations for the twelve months ended December 31, 2003 was $1.6 million compared to pre-tax income for the twelve-months ended December 31, 2002 of $14.0 million.

Year Ended December 31, 2002 compared to Year Ended December 31, 2001

     In calendar year 2002 our station group achieved solid revenue gains as market conditions improved from a recession and 9/11 affected 2001, and strong political advertising once again indirectly benefited us by tightening inventory available at competing stations for non-political advertisers. The growth in our net revenues exceeded the growth in our costs of services, excluding depreciation and amortization, and allowed us to narrow our operating losses compared to calendar 2001.

     Net revenues for the year ended December 31, 2002 increased 30% to $36.0 million compared to $27.8 million for the year ended December 31, 2001. These revenue gains reflect primarily our ratings gains over the past year along with modest market revenue gains during 2002.

     Programming expenses increased 30% to $13.9 million compared to the prior year’s operating expenses of $10.6 million. This increase was attributable primarily to our continued investment in programming, including That 70‘s Show and our September 2002 launch of a new three-hour morning news show, The Daily Buzz.

     Other costs of services increased 8% to $6.2 million compared to a prior year expense of $5.7 million. This increase was primarily attributable to increased utilities and operating lease expenses relating to the roll-out of digital transmissions at several of our stations during 2002.

     SG&A expenses increased 17% to $17.0 million compared to a prior year expense of $14.5 million. This increase in SG&A relates primarily to added sales staff, increase in Nielsen ratings expenses as two of our markets were metered during the period and increased customer incentive trip expenses.

     Corporate expenses for 2002 increased to $4.0 million from $3.8 million in 2001. This 6% increase in corporate expenses was due primarily to increased incentive compensation expense, professional fees and increased directors and officers insurance costs.

     Depreciation and amortization expense for 2002 was $4.0 million compared to $9.7 million for 2001. This $5.7 million decrease reflects the cessation of the amortization of intangible assets effective January 1, 2002 in connection with our implementation of SFAS No. 142 – Accounting for Goodwill and Other Intangible Assets.

     Equity-based compensation was $267,000 in 2002 compared to $335,000 in 2001. This non-cash expense, which relates to options granted below market value in 1999 to certain management in exchange for the termination of their participation our previously established long-term incentive plan, decreased in 2002 due to the termination of some of those participants.

     Interest expense for 2002 was $30.9 million compared to $28.6 million for 2001. This $2.2 million increase in interest expense is the result of increasing principal balances arising from continued amortization of original issuance discounts on our Television Notes, which began accruing cash interest on October 1, 2001, and our Intermediate Notes due in 2005, which began accruing cash interest on October 1, 2002. In addition, during 2002 we incurred higher interest charges on our senior credit facility, which was undrawn during 2001, but which was drawn upon in 2002 to fund interest payments on the Television Notes and capital expenditures in excess of operating cash flow.

     We incurred a tax expense of $24.3 million in 2002 compared to a tax benefit of $14.3 million in 2001. The tax expense in 2002 relates primarily to an increase in the valuation allowance required as a result of the implementation of SFAS No. 142 in the first quarter of 2002. The difference in the statutory federal rate of 34% and our effective tax benefit of 32% relates to the impact of non-deductible expenses.

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

Liquidity and Capital Resources

     Prior to 2003, we carried a high level of debt arising from the issuance of our Television Notes and Intermediate Notes in September 1997. These notes were issued at an original discount. The Television Notes began accruing cash interest on October 1, 2000 and the first semi-annual interest payment of $9.5 million was made on March 31, 2001. The Intermediate Notes began accruing cash interest on October 1, 2002 and the initial semi-annual interest payment of $4.2 million was made on March 31, 2003. Largely due to our desire to significantly reduce our debt levels, we sold our biggest stations to Tribune in March 2003 and during 2003 redeemed substantially all of our long-term debt. Total cash interest paid on these notes in 2002 was $19.0 million. Due to their redemption during the year, cash interest on these notes in 2003 was reduced to $17.2 million. Our total debt at December 31, 2003, including our capital lease obligations, was $30.0 million.

     Our cash used in operating activities, before considering cash interest expense, has been declining as our stations continue to develop and improve their operating margins. In 2003, exclusive of cash interest expenses, cash used in operating activities was approximately $3.8 million and we expect future capital expenditures, scheduled repayments of capital lease obligations and cash interest expense obligations, we will be a net borrower in 2004 and will likely be a net borrower in 2005.

     Net cash used in operating activities was $22.2 million for 2003 compared to net cash used in operating activities of $26.9 million for 2002, a decrease in use of cash of $4.7 million. The decreased use was primarily due to reduced cash interest expense of $3.3 million, increased net revenue in excess of cash costs of service and reduced corporate expenses, net of an increase in taxes paid of $1.2 million.

     Net cash used in investing activities was $3.4 million for 2003 compared to $13.7 million for 2002. The $10.3 million decrease in net cash used in investing activities relates primarily to a reduction in capital expenditures in 2003 (due to the larger digital related expenditures in 2002) and the $5.5 million acquisition in 2002 of our Madison station.

     Net cash used by financing activities for 2003 was $252.3 million as we repaid all of our long-term notes from the proceeds of the Tribune Transaction and repaid $7.5 million in capital lease obligations of our continuing stations in 2003. Our net cash provided by financing activities in 2002 was $15.2 million and primarily represented borrowings under our revolver in 2002 principally related to the financing of our Madison acquisition and higher capital expenditures relating to our digital build-out.

     Net cash provided by discontinued operations of $277.3 million included the $275.0 million purchase consideration for the sale of our stations to Tribune plus cash provided from operations and working capital of the sold stations prior to the closing date, net of transaction costs and taxes paid. The $9.9 million in cash provided by discontinued operations in 2002 was from the full year operations of the stations sold.

     In August 2003, after our Tribune Transaction, we amended and restated our senior credit agreement with our lenders to extend the facility’s maturity date to July 31, 2006, provide for slightly higher interest rates and amend our financial covenants, which include quarterly tests for minimum earnings before interest, taxes, depreciation and amortization (EBITDA), maximum leverage ratios, minimum tangible net worth and annual tests for maximum capital expenditures. As of December 31, 2003, the balance under this revolving credit facility was approximately $27.0 million and we are in compliance with the covenants of the credit agreement. The amended facility also allowed us to increase the maximum borrowing amount from $40 million to $50 million by no later than March 31, 2004 if certain conditions were met. We met these conditions and exercised our right to increase the facility to $50 million on February 17, 2004. The increase in the facility became effective on February 24, 2004.

     At December 31, 2003, amounts due under all capital lease facilities totaled $3.0 million bearing an implicit average interest rate of 8.41% per annum. We expect to incur approximately $6 million in additional capital expenditures in 2004, primarily related to our upgrade of our transmission facilities at WBUW in Madison and, to a lesser extent, the conversion to high-definition broadcast at half of our station group (with the other half being converted in 2005) and routine capital expenditures at our other eight television stations. We are currently in discussions to secure a capital lease line to finance our ongoing and future capital equipment expenditures.

     At December 31, 2003, we had $3.2 million of cash, $2.0 million of which is restricted to collateralize capital lease obligations, and working capital of $424,000. Before considering any possible future acquisition, including any of our four pending construction permits, during at least the next twelve months it will be necessary for us to continue to borrow under our senior credit facility as the cash generated from our station operations does not offset our cash corporate expenses, projected capital expenditures and cash interest costs. We expect that any future acquisitions and related capital expenditures of television stations, including any of the three construction permits in Richmond, Lexington, KY and Flint, would be financed through our revolver, a possible new capital lease line and, if necessary, through additional debt and equity financings. Although we believe it would be a secondary alternative, we also believe we have the ability to sell select stations in the event of unforeseen credit difficulties, such as might be experienced if there were further declines in the U.S. economy or in advertising demand. There is no guarantee that such other means of raising capital will be at terms acceptable to us, and accordingly current stockholders could be adversely affected by such financings.

Certain Factors That May Effect Future Results and Financial Condition

     The following factors could have a material and adverse impact on our business:

     The developmental nature of our continuing stations poses risks to stockholders, including the following:

•	we have not generated positive operating cash flow from our continuing operations and our future performance will depend upon our ability to continue increasing our ratings and revenues in a relatively healthy advertising environment;

•	our ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, including acquisitions might be impeded; and

•	we are more vulnerable to economic downturns and our ability to withstand competitive pressures is limited.

     We derive substantially all of our revenues from advertisers in diverse industries. If a number of our advertisers continue to reduce their expenditures because of the current or a future general economic downturn, or an economic downturn in one or more industries or regions, or for any other reason, our results of operations would be materially and adversely affected.

     If we do not meet our interest obligation under our amended senior revolving credit facility, or if we otherwise default under this agreement, this debt may be accelerated. In addition, because of our leverage, we may be less able to respond to market conditions or meet extraordinary capital needs. If we are unable to generate sufficient cash flow from operations or borrow under an amended, restructured or new revolving credit agreement to meet our obligations and commitments, we will be required to raise additional debt or equity capital. Additionally, we may be required to sell material assets or operations or delay or forego acquisitions. These alternative strategies would likely not be effected on satisfactory terms, if effected at all.

     If we fail to meet some or all of the covenants contained in this facility, we may not be able to borrow under the facility which might adversely affect our ability to make acquisitions as planned or meet general or extraordinary capital needs.

     Most of the programming we air and derived revenues from is either provided by our networks (The WB in the case of eight of our stations and UPN in the case of the ninth) or from rerun syndication product. If any of our network affiliation agreements are not renewed by the networks, or if the pricing for rerun syndication product increases, our ratings could decline or our costs increase which could adversely affect our financial performance. In addition, as most rerun syndication programming is purchase well in advance of it becoming available for our stations to air, we are at risk of such acquired programming not achieving the expected ratings and the possibility that the revenues generated by such programs will not recoup the contractual programming cost.

     We have a substantial amount of intangible assets and an adverse change in our performance or in economic conditions within our markets could lead to future impairments that could negatively affect our operating results.

     We have incurred net losses from continuing operations in each of our fiscal years since inception and expect to continue to experience net losses during the coming year or two. Such losses might make it difficult to refinance or replace our senior credit facility when it expires in July 2006.

     Our plans to acquire additional television stations during the past several years have been adversely affected by our increased leverage resulting from a decline in our broadcast cash flow and the related constraints in borrowing under our revolving credit facility. Although we will have significantly reduced our debt through the sale of our discontinued operations, we will still likely need to borrow under a senior credit facility to successfully execute and implement additional station acquisitions. Our inability to secure such financing could limit our future growth.

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

     Mr. Kellner’s consulting agreement provides that, while an officer of Company, he may perform services for other businesses unaffiliated with ours that, in certain limited circumstances, may be competitive. Because of Mr. Kellner’s experience in the television broadcast industry, if Mr. Kellner provides services to a competing business, it could materially affect our operations.

     Mr. Kellner will be retiring from The WB Network in the summer of 2004. Until such time, his position at The WB Network could create conflicts with his position with us if our interests differ from those of The WB Network. Because Mr. Kellner is both our Chief Executive Officer and The WB Network’s co-Chief Executive Officer, The WB Network requires that he recuse himself from any material transaction between The WB Network and us. Additionally, although Mr. Kellner’s consulting agreement requires him to devote his time, attention, knowledge and skills to fulfill his duties as our Chairman and Chief Executive Officer, it does not require a minimum time commitment.

     All of our continuing television stations are relatively new in their markets and are still developing. Many of them have never generated positive cash flow from operations and the group, as a whole and including corporate expense, has never generated positive cash flow from operations. Our ability to service our debt and stay in compliance with our senior credit agreement is ultimately dependent on our generating positive cash flow from operations.

     Networks that air programming exclusively on cable and direct broadcast continue to increase their aggregate share of overall television viewers. A continued decline in broadcast television viewership could result in reduced industry advertising revenues and adversely affect our business.

     Cable operators have become increasingly aggressive and successful in competing for local market advertising revenue as they have been able to upgrade sales capabilities and continue to offer more targeted viewer audiences. This increased competition to local television broadcasters has, and will continue to have, an adverse effect on our business.

     Emerging technologies that allow viewers to digitally record and play back television programming may decrease viewership of commercials and, as a result, lower our advertising revenues. The PVR penetration rate has increased dramatically over recent years and the likelihood of direct broadcast and cable services including such devices for nominal fees in their next generation set-top boxes will likely drive PVR penetration rates further. Advertisers and agencies are increasingly raising their concerns that this new technology is reducing the value of their commercial messages.

     The FCC requires that all stations stop using analog signals on the stations by 2006. As of year-end 2003, television sets with digital receivers were present in less than 1% of U.S. television households, and accordingly, we are unable to predict the extent of consumer demand for digital television will be or when that demand will arise. If we are required to cease analog operations before viewers have converted to digital television, our revenues and operating results will be adversely affected.

Contractual Cash Obligations

Our contractual cash obligations, including the repayment of our revolving credit facility, by year of payment, are as follows:

	Senior Credit Facility	Program Rights Obligations	Capital Lease Obligations	Operating Lease Obligations	Purchase Obligations (1)	Total Contractual Cash Obligations
Year
2004	$ -	$ 11,815	$ 2,162	$ 2,275	$ 3,463	$ 19,715
2005	-	11,930	93	2,097	3,262	17,382
2006	26,970	9,691	93	2,020	3,207	41,981
2007	-	7,939	93	1,947	2,438	12,417
2008	-	4,164	87	1,577	801	6,629
Thereafter	-	4,231	1,081	7,200	785	13,956
Total	$ 26,970 =======	$49,770 =======	$ 3,609 =======	$ 17,116 =======	$ 13,957 ========	$ 111,421 ========

             (1) includes audience measurement service agreements and various software license agreements.

___________

     In addition to the above contractual obligations, we expect that our capital expenditures for 2004, which are primarily related to our upgrade of transmission (including digital) facilities for our Madison station, conversion to high-definition broadcast capability at approximately half of our station group and routine capital expenditures will be approximately $6 million.

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

Programming Rights

     Our programming rights are stated, on a gross basis, at the lower of amortized cost or estimated realizable value. We evaluate estimated realizable value of programming rights based on current usage and revenue performance and projected future revenue and usage of such programs. Changes in our programming schedule could impact the estimated realizable value of programming. In addition, estimates of future revenue performance relate to the number of advertising spots we sell and the amount generated from such sales. A decrease in the number of spots sold or the amount for such sales could also impact our estimated realizable value. During 2001, 2002 and 2003, we recorded write downs of program rights due to impairments of $66,000, $100,000 and $325,000, respectively.

Impairment of Long-Lived Asset Values

     The carrying values of our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The impairment analysis is based upon estimated future undiscounted cash flows of the stations. Based on these estimates, we have not recorded any impairment related to long-lived assets for 2002 or 2003. Future adverse changes in market conditions, changes in technology and other factors could reduce the expected future cash flows and result in an impairment charge.

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

SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale. We adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 for long-lived assets held for use did not have an impact on our financial statements. We did not record any impairment charges in 2002 or 2003. The provisions of SFAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS 145, we will be required to apply the criteria in APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion No. 30), in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 will be effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of SFAS 4 encouraged. Upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in Opinion No. 30. The adoption of SFAS 145 for long-lived assets held for use did not have a material impact on our consolidated financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. However we were in compliance with the disclosure requirements as of December 31, 2003.

Revenue Recognition

     We record revenue from the sale of airtime related to advertising and contracted time at the time of broadcast. Revenue and expenses associated with barter agreements in which broadcast time is exchanged for programming rights are recorded at the estimated average rate of the airtime exchanged. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We utilize information available to us, including the timing of payments and the financial condition of our customers, to estimate our allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We do not have a significant concentration of accounts receivable from any single customer or industry segment.

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

     We adopted the provisions of SFAS No. 141 in June 2001 and adopted SFAS No. 142 effective January 1, 2002. In accordance with SFAS No. 142, goodwill and other intangible assets acquired in business combinations that were completed before July 1, 2001 were amortized until the adoption of SFAS No. 142.

     We re-evaluated our reporting units effective December 31, 2003 and determined that the appropriate level to test goodwill for impairment should be at the market level. Previously, we evaluated our goodwill on a consolidated basis. Based on our evaluations of goodwill (including goodwill relating to discontinued operations) at January 1, 2002, December 31, 2002 and December 31, 2003 (our annual impairment testing date), there was no impairment of goodwill.

     In connection with the adoption of SFAS No. 142, we determined that our identifiable intangible assets, which represent our broadcast license, have indefinite lives. Accordingly, we test these intangible assets in accordance with the provisions of Statement 142 and no longer amortize these intangibles effective January 1, 2002. At January 1, 2002 and December 31, 2002, we determined that the fair value of its intangible assets exceeded their carrying values and no impairment was recorded in 2002. As of December 31, 2003, we determined that one of our station’s broadcast license had been impaired due to a decline in market conditions and we recorded a $4 million impairment of that license.

     As of the date of adoption, January 1, 2002, we had unamortized goodwill in the amount of $106.4 million and unamortized identifiable intangible assets in the amount of $165.0 million, all of which was subject to the transition provisions of Statements 141 and 142. Apart from the $4 million impairment described above, no amortization expense related to goodwill and intangible assets was recorded for the years ended December 31, 2002 or 2003.

Impact of Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of a tangible long-lived asset. We are also required to record a corresponding asset that is depreciated over the useful life of the asset. Under SFAS No. 143, the asset retirement liability is to be adjusted each accounting period to reflect the passage of time and any changes in the estimated future cash flows underlying the obligation. We adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on our results of operations or financial statements in 2003.

     On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”), which amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 148 amends the disclosure requirements in SFAS 123 for stock-based compensation for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The disclosure requirements apply to all companies, including those that continue to recognize stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees. Effective for financial statements for fiscal years ending after December 15, 2002, SFAS 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS 123. We do not choose to adopt the fair value measurement provisions of SFAS 123. However, we are in compliance with the disclosure requirements as of December 31, 2003.

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

     FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee, which is the obligation to stand ready to perform if specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. We have adopted the disclosure requirements of FIN 45 and have applied the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. To date we have not entered into any guarantees.

     In February 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, or (c) the right to receive the expected residual returns of the entity if they occur. FIN 46 will have a significant effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disburse risks among parties involved. In addition, FIN 46 contains detailed disclosure requirements. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. On December 24, 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Rate Entities (“FIN 46R”). FIN 46R requires the Company to apply FIN 46 or FIN 46R to all entities that are considered Special Purpose Entities (as defined by FIN 46) by the end of the first reporting period that ends after December 15, 2003. We do not have any relationships with Special Purpose Entities. In addition, FIN 46R applies to all other variable interest entities created prior to February 1, 2003 by the end of the first reporting period that ends after March 15, 2004 (our three months ended March 31, 2004). This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. We are currently evaluating various transactions to determine whether they could be considered variable interest entities and whether we would be the primary beneficiary under FIN 46R.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Credit Costs Incurred in a Restructuring).” SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be initially measured at fair value and recognized when the liability is incurred. The provisions of SFAS No. 146 apply prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 has not had any impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Our revolving credit facility has a variable interest rate. Accordingly, our interest expense could be materially affected by future fluctuations in the applicable interest rate. At December 31, 2003, we had outstanding borrowings of $27.0 million under the revolving credit facility at an average interest rate of 6.54% per annum. A one percent change in our borrowing rate would increase our annual interest expense by approximately $270,000.

Item 8. Financial Statements and Supplemental Data

ACME COMMUNICATIONS, Inc. and SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page

Independent Auditors’ Report on Consolidated Financial Statements 30
Consolidated Balance Sheets as of December 31, 2003 and 2002 31
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001 32
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001 33
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001 34
Notes to the Consolidated Financial Statements 35

Independent Auditors’ Report

The Board of Directors and Stockholders of
ACME Communications, Inc.:

     We have audited the accompanying consolidated balance sheets of ACME Communications, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedules listed in the index of Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACME Communications, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/  KPMG LLP

Los Angeles, California
March 5, 2004

ACME Communications, Inc. and Subsidiaries
Consolidated Balance Sheets

	As of December 31,
	2002	2003
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$ 1,860	$ 1,197
Restricted cash	1,233	1,984
Accounts receivable, net	10,458	8,037
Current portion of programming rights	9,894	10,561
Prepaid expenses and other current assets	1,084	850
Assets held for sale	211,964	-
Total current assets	236,493	22,629

Restricted cash, net of current portion	1,677	-
Property and equipment, net	30,165	28,774
Programming rights, net of current portion	15,102	17,243
Intangible assets, net	102,870	99,016
Other assets	6,969	4,250

Total assets	$ 393,276	$ 171,912
	=========	=========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 8,163	$ 5,833
Accrued liabilities	11,583	3,281
Current portion of programming rights payable	9,627	10,764
Current portion of obligations under lease	3,710	2,048
Income taxes payable	-	279
Liabilities held for sale	45,810	-
Total current liabilities	78,893	22,205

Programming rights payable, net of current portion	14,814	16,545
Obligations under lease, net of current portion	8,441	988
Other liabilities	89	79
Deferred income taxes	5,698	7,500
Notes payable under revolving credit facility	18,789	26,970
10 7/8% senior discount notes	175,000	-
12% senior secured notes	69,061	-

Total liabilities	370,785	74,287

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and
outstanding	-	-
Common stock, $.01 par value; 50,000,000 shares authorized, 16,767,250 shares issued
and outstanding	168	168
Additional paid-in capital	131,878	131,998
Unearned compensation	(80)	(34)
Accumulated deficit	(109,475)	(34,507)
Total stockholders' equity	22,491	97,625

Total liabilities and stockholders' equity	$ 393,276	$ 171,912
	=========	=========

See the notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)

	For the Years Ended December 31,
	2001	2002	2003

Net revenues	$ 27,793	$ 36,006	$ 43,462

Operating expenses:
Cost of service:
Programming, including program amortization	10,635	13,858	17,807
Other costs of service (excluding depreciation and amortization of $9,628, $3,884 and $4,597 for the years ended December 31, 2001, 2002 and 2003, respectively)	5,706	6,151	6,808
Selling, general and administrative expenses	14,505	16,972	18,318
Depreciation and amortization	9,730	3,981	4,662
Impairment of broadcast license	-	-	4,000
Corporate expenses	3,769	3,984	3,563
Equity-based compensation	335	267	46
Operating expenses	44,680	45,213	55,204
Operating loss	(16,887)	(9,207)	(11,742)
Other income (expenses):
Interest income	921	125	329
Interest expense	(28,625)	(30,859)	(12,971)
Loss on extinguishment of debt	-	-	(11,054)
Other	(73)	(153)	(197)
Loss from continuing operations before income taxes	(44,664)	(40,094)	(35,635)
Income tax benefit (expense)	14,308	(24,276)	(2,463)
Loss from continuing operations	(30,356)	(64,370)	(38,098)
Discontinued operations
Income from discontinued operations	4,179	13,991	88,545
Income tax benefit (expense)	(1,672)	(5,597)	24,521
Income from discontinued operations	2,507	8,394	113,066
Net income (loss)	$ (27,849)	$ (55,976)	$ 74,968
Income (loss) per share, basic and diluted:	=========	=========	=========
Continuing operations	$ (1.81)	$ (3.84)	$ (2.27)
Discontinued operations	0.15	0.50	6.75
Net income (loss) per share	$ (1.66)	$ (3.34)	$ 4.47
	=========	=========	=========
Basic and diluted common shares outstanding	16,750,000	16,750,000	16,759,245
	=========	=========	=========

See the notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Total Stockholders' Equity

Balance at December 31, 2000	16,750	$ 168	$ 131,878	$ (1,070)	$ (25,650)	$ 105,326
Amortization of deferred compensation	-	-	-	529	-	529
Net loss	-	-	-	-	(27,849)	(27,849)
Balance at December 31, 2001	16,750	168	131,878	(541)	(53,499)	78,006
Amortization of deferred compensation	-	-	-	461	-	461
Net loss	-	-	-	-	(55,976)	(55,976)
Balance at December 31, 2002	16,750	168	131,878	(80)	(109,475)	22,491
Exercise of stock options	17	-	120	-	-	120
Amortization of deferred compensation	-	-	-	46	-	46
Net income	-	-	-	--	74,968	74,968
Balance at December 31, 2003	16,767	$ 168	$ 131,998	$ (34)	$ (34,507)	$ 97,625
	=========	=======	========	=========	=========	========

 See the notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2001	2002	2003
	(In thousands)

Cash flows from operating activities:
Net loss from continuing operations	$ (30,356)	$ (64,370)	$ (38,098)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Provision for doubtful accounts receivable	621	756	474
Depreciation and amortization	9,730	3,981	4,662
Impairment of broadcast license	-	-	4,000
Amortization of programming rights	7,529	9,109	10,908
Amortization of debt issuance costs	1,511	2,085	1,149
Amortization of discount on 12% senior secured notes	7,702	6,637	376
Loss on early extinguishment of debt	-	-	11,054
Amortization of deferred compensation	335	267	46
Deferred taxes	(14,540)	24,004	3,246
(Gain) loss on disposal of assets, net	18	-	(18)
Changes in assets and liabilities:
Increase in accounts receivables	(854)	(2,844)	(1,011)
(Increase) decrease in prepaid expenses and other current assets	(481)	104	108
(Increase) decrease in other assets	568	(303)	(10)
Increase (decrease) in accounts payable	1,256	285	(725)
Increase (decrease) in accrued liabilities	(342)	2,686	(7,963)
Payments for programming rights	(7,882)	(9,459)	(10,713)
Increase in taxes payable	-	-	279
Decrease in other liabilities	112	179	7
Net cash used in operating activities	(25,073)	(26,883)	(22,229)

Cash flows from investing activities:
Purchase of property and equipment	(6,735)	(7,306)	(3,516)
Proceeds from the sale of assets	230	-	263
Purchases of and deposits for station interests	(618)	(5,540)	(146)
Other investments	-	(842)	-
Net cash used in investing activities	(7,123)	(13,688)	(3,399)

Cash flows from financing activities:
Borrowings under revolving credit facility	-	20,911	37,061
Payments on revolving credit facility	-	(2,122)	(28,880)
Payment of financing costs on credit facility	-	(1,241)	(1,143)
Redemption of notes	-	-	(246,635)
Cash expenses associated with redemption of notes	-	-	(6,244)
Cash restricted as collateral under capital lease facilities	(1,741)	(1,169)	926
Proceeds from capital lease facilities	5,707	1,905	-
Payments on capital lease obligations	(2,200)	(3,043)	(7,511)
Proceeds from issuance of common stock	-	-	120
Net cash provided (used) by financing activities	1,766	15,241	(252,306)

Decrease in cash from continuing operations	(30,430)	(25,330)	(277,934)
Cash provided by discontinued operations	16,668	9,915	277,271
Net decrease in cash	(13,762)	(15,415)	(663)
Cash at beginning of period	31,037	17,275	1,860
Cash at end of period	$ 17,275 ========	$ 1,860 ========	$ 1,197 ========

Cash payments for:
Interest	$ 20,021	$ 21,718	$ 18,465
Taxes, net of refunds	$ 269 ========	$ 200 ========	$ 1,370 ========

Non-cash transactions:
Program rights in exchange for program rights payable	$ 14,046 ========	$ 13,314 ========	$ 12,194 ========

See the notes to the consolidated financial statements.

ACME COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Description of the Business and Formation

Formation and Presentation

     ACME Communications, Inc. was formed on July 23, 1999, in preparation for and in conjunction with an initial public offering of its stock.

     On December 27, 2002, the Company announced that it had entered into transactions to sell our stations KPLR-TV serving the St. Louis marketplace, and KWBP-TV serving the Portland, Oregon marketplace, to subsidiaries of the Tribune Company. The transaction was completed on March 21, 2003. In accordance with generally accepted accounting principles, the balance sheet reflects assets and liabilities held for sale and the statements of operations and cash flows reflect the results of these stations as discontinued operations for all periods presented.

     The accompanying consolidated financial statements are presented for ACME Communications, Inc. (“ACME” or the “Company”) and its wholly-owned subsidiaries. Segment information is not presented since all of the Company’s revenues are attributed to a single reportable segment.

Nature of Business

     ACME Communications is a holding company with no independent operations other than its indirect wholly-owned subsidiary, ACME Television, LLC (“ACME Television”). ACME Television, through its wholly-owned subsidiaries, owns and operates the following nine commercially licensed broadcast television stations located throughout the United States:

Station - Channel	Market	Market Ranking (1)	Network Affiliation

KUWB - 30	Salt Lake City, UT	36	WB
KWBQ - 19	Albuquerque - Santa Fe, NM	49	WB
KASY - 50	Albuquerque - Santa Fe, NM	49	UPN
WBDT - 26	Dayton, OH	59	WB
WBXX - 20	Knoxville, TN	61	WB
WIWB - 14	Green Bay - Appleton, WI	68	WB
WTVK - 46	Ft. Myers - Naples, FL	70	WB
WBUI - 23	Champaign - Springfield -Decatur, IL	82	WB
WBUW - 57	Madison, WI	85	WB

         (1) based on television households per Nielsen Market Research for the 2003 / 2004 season.

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

Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash that is restricted and pledged as collateral for capital lease obligations is considered restricted cash.

Accounts Receivable

     Accounts receivable are presented net of the related allowance for doubtful accounts which totaled $920,000 and $770,000 at December 31, 2002 and 2003, respectively.

Concentration of Credit Risk and Fair Value of Financial Statements

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable and cash. Due to the short-term nature of these instruments, the carrying value approximates the fair market value. The Company believes that concentrations of credit risk with respect to accounts receivable, which are unsecured, are limited due to the Company’s ongoing relationship with its clients and limited exposure to any one customer. The Company provides its estimate of uncollectible accounts. The Company has not experienced significant losses relating to accounts receivable.

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

Intangible Assets

     Intangible assets consist of broadcast licenses and goodwill, both of which are amortized on a straight-line basis over a 20-year life, until January 1, 2002, when the Company adopted SFAS No. 142. In addition, prior to the adoption of SFAS No. 142, the Company evaluated the impairment of goodwill and long-lived assets using future expected undiscounted cash flows. If the future expected undiscounted cash flows did not exceed the carrying value, the carrying value was reduced to fair market value.

     Set forth below are the intangible assets for our continuing operations:

	December 31,
	2002	2003
	(In thousands)

Broadcast licenses	$ 84,394	$ 80,539
Goodwill	18,476	18,476

Net intangible assets	$ 102,870 ========	$ 99,015 ========

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

     The Company re-evaluated its reporting units effective December 31, 2003 and determined that the appropriate level to test goodwill for impairment should be at the market level. Previously, the Company evaluated its goodwill on a consolidated basis. Based on the Company’s evaluations of goodwill (including goodwill relating to discontinued operations) at January 1, 2002, December 31, 2002 and December 31, 2003, there was no impairment of goodwill.

     In connection with the adoption with SFAS No. 142, the Company determined that its intangible assets (broadcast licenses) have an indefinite life. Accordingly, the Company is required to test these intangible assets in accordance with the provisions of Statement 142 and did not amortize these intangibles beginning January 1, 2002. The Company evaluates broadcast licenses on a station-by-station basis, except for its two stations serving the Albuquerque — Santa Fe, New Mexico marketplace, which are evaluated together. Based on the evaluation at January 1, 2002 and December 31, 2002, there was no impairment of intangible assets. At December 31, 2003, the Company determined that, due to a decline in a station’s market conditions and the performance of the station, its broadcast license had become impaired and a $4 million impairment expense was recorded. The impairment resulted from the carrying value of the broadcast license exceeding its fair market value.

     The following table presents the net loss and basic and diluted net loss per share as if the broadcast licenses and goodwill had not been amortized during the periods presented:

	2001	2002	2003
	(in thousands, except per share amounts)

Reported net income (loss)	$ (27,849)	$ (55,976)	$ 74,968
Add back:
Goodwill amortization	6,388	--	--
Broadcast licenses amortization and impairment	10,028	--	--
Income tax expense	(3,836)	--	--
Adjusted net income (loss)	$ (15,269)	$ (55,976)	$ 74,968
	=========	=========	=========

Basic and diluted income (loss) per share:
Add back:
Reported net income (loss)	$ (1.66)	$ (3.34)	$ 4.47
Add back:
Goodwill amortization	0.38	--	--
Broadcast licenses amortization	0.60	--	--
Income tax expense	(0.23)	--	--
Adjusted net income (loss)	$ (0.91)	$ (3.34)	$ 4.47
	=========	=========	=========

Barter and Trade Transactions

     Revenue and expenses associated with barter agreements in which broadcast time is exchanged for programming rights are recorded at the estimated average rate of the airtime exchanged. Barter revenue amount to $2,596,000, $3,589,000 and $4,198,000 during the years ended December 31, 2001, 2002 and 2003, respectively. Trade transactions, which represent the exchange of advertising time for goods or services, are recorded at the estimated fair value of the products or services received based on comparable transactions. Barter and trade revenue is recognized when advertisements are broadcast. Merchandise or services received from airtime trade sales are charged to expense or capitalized and expensed when used.

Local Marketing Agreements

     In connection with station acquisitions, and pending FCC approval of the transfer of license assets, the Company generally enters into local marketing agreements with the sellers. Under the terms of these agreements, the Company obtains the right to program and sell advertising time on 100% of the station’s inventory of broadcast time, incur certain operating expenses and may make payments to the sellers. As the holder of the FCC license, the seller/licensee retains ultimate control and responsibility for all programming broadcast on the station. The Company, in turn, records revenues from the sale of advertising time and operating expenses for costs incurred. Included in the accompanying consolidated statements of operations for the years ended December 31, 2001, 2002, and 2003 are net revenues of $0, $216,000 and $0, respectively, that relate to local marketing agreements. Payments of fees to the sellers for the years ended December 31, 2001, 2002 and 2003 were $0, $45,000 and $0, respectively. At December 31, 2003, the Company was not obligated for any future payments to sellers.

Advertising Expenses

      The Company records advertising expense when the advertising is run. Production costs associated with such advertising is expensed upon the initial air date of the advertising. Advertising expense, which consists primarily of media costs, production costs and promotion staff salaries and related costs, is included in Other Costs of Services and was $2,486,000, $2,436,000 and $2,531,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

Debt Discount

     The Company issued its 12% Senior Secured Discount Notes and 10 7/8% Senior Discount Notes at a discount from the face value of the notes. The 10 7/8% Senior Discount Notes are fully accreted and were redeemed by the Company on April 21, 2003. The Company accreted the discount on the 12% Senior Secured Discount Notes using the level yield method. Upon the early extinguishment of the 12% Senior Secured Notes in April and September 2003, remaining unamortized discount amounting to $375,000 was recorded as an expense and is included in the Company’s loss relating to early extinguishment of debt.

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

Income (Loss) per Share

     The Company calculates income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share”. SFAS No. 128 requires a presentation of basic earnings per share (“EPS”) and diluted EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company, similar to fully diluted EPS under Accounting Principles Board Opinion No. 15. In calculating diluted EPS, no potential shares of common stock are to be included in the computation when a loss from continuing operations available to common stockholders exists. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures.

     Stock options outstanding amounting to approximately 2.5 million, 2.5 million, and 2.4 million shares at December 31, 2001, 2002, and 2003, respectively, were not included in the computation of diluted EPS because to do so would have been antidilutive.

Accounting for Stock Options

     The Company has adopted Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” which establishes a fair value based method of accounting for stock-based compensation. SFAS No. 123 encourages but does not require entities to adopt its provisions in place of the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”. SFAS No. 123 permits entities to recognize the expense of all stock-based awards over the vesting period of the awards. The expense is calculated based on the fair value at the date of grant. Alternatively, APB No. 25 requires that the expense of stock-based employee compensation be recognized based on the difference, if any, between the quoted market price of the stock and the amount the employee must pay to acquire the stock. APB No. 25 specifies various dates to be used to determine the quoted market price, depending on whether the terms of the stock-based compensation award are fixed or variable. Under SFAS No. 123 if an entity elects to follow APB No. 25 it must provide pro forma net income disclosure for employee stock option grants made, as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB No. 25. Had the Company chosen to adopt the provisions of Statement of Financial Accounting Standards No. 123, as amended by SFAS No. 148 – “Accounting for Stock-Based Compensation – Transition and Disclosure,” and recognized compensation cost based upon the fair value of all options granted (including those granted at or above fair market value) at the date of grant, the Company’s net loss (in thousands) and net loss per share for the years ended December 31, 2001, 2002 and 2003 would have been as follows:

	Years Ended December 31,
	2001	2002	2003

Net income (loss), as reported	$ (27,849)	$ (55,976)	$ 74,968
Add: Stock-based compensation expense included in net income (loss)	529	461	46
Deduct: Total stock-based compensation expense determined under
fair-value based method for all awards	(8,363)	(9,079)	(4,058)
Pro forma net income (loss)	$ (35,683)========	$ (64,594)========	$ 70,956 =======

Income (loss) per share, basic and diluted:
As reported	$ (1.66)	$ (3.34)	$ 4.47
Pro forma	$ (2.13)	$ (3.86)	$ 4.23

     The fair value of the options granted were used to calculate the pro forma net income and net income per common share above, on the date of grant, using a binomial option-pricing model with the following weighted average assumptions:

	2001	2002	2003

Dividend yield	--	--	--
Expected volatility	140.58%	155.38%	159.15%
Risk free interest rate	3.25%	1.25%	2.87%
Expected life (in months)	60	60	60
Weighted average fair value of grants	$ 5.29	$ 6.30	$ 6.73

Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include the allowance for doubtful accounts and the net realizable value of programming rights. Actual and future results could differ from those estimates. In addition, changes in market conditions or stations’ actual or expected performance could affect future estimated fair values of the Company’s stations or of the estimated fair value of the Company’s broadcast licenses.

Reclassifications

     In addition to the reclassifications made to report discontinued operations resulting from the Company’s announced sale of its St. Louis and Portland, Oregon television stations, certain amounts previously reported have been reclassified to conform to the 2003 financial statement presentation.

(3)  Discontinued Operations

     On December 27, 2002, the Company entered into agreements to sell two of its stations, KPLR-TV (St. Louis) and KWBP-TV (Portland, Oregon) to subsidiaries of Tribune Company (the “Tribune Transaction”). The Tribune Transaction closed on March 21, 2003. The Company’s consolidated financial statements for all periods presented have been adjusted to reflect the operations of these two stations as discontinued operations in accordance with SFAS No.144.

     Interest expense related to debt required to be repaid as a result of the sale or debt assumed by the buyer, comprised solely of capital lease obligations, has been allocated to discontinued operations. No other interest expense has been allocated to discontinued operations.

Summarized financial information for the two stations operations is as follows:

Assets held for sale were comprised of the following:

	December 31,
	2002	2003
(in thousands)

Accounts receivable	$ 6,668	$ -
Property and equipment, net	10,599	-
Programming rights	18,532	-
Intangible assets, net
Broadcast licenses, net of accumulated amortization	85,680	-
Goodwill, net of accumulated amortization	87,906	-
Deferred income taxes	-	-
Other assets	2,579	-
Assets held for sale	$ 211,964 ========	$ - ========
Liabilities held for sale were comprised of the following:
	December 31,
	2002	2003
(in thousands)

Accounts payable and accrued liabilities	$ 2,251	$ -
Programming rights payable	18,049	-
Deferred income taxes	25,510	-
Liabilities held for sale	$ 45,810 =======	$ - =======
Selected operating results were as follows:

	For the Year Ended December 31,
	2001	2002	2003
	(in thousands)

Net revenues	$ 42,272 ========	$ 44,767 ========	$ 8,501 ========
Income from operations of discontinued operations, before
gain on sale and income tax benefit (expense)	4,179	13,991	1,574
Gain on sale	--	--	86,971
Income tax benefit (expense)	(1,672)	(5,597)	24,521
Income from discontinued operations	$ 2,507 ========	$ 8,394 ========	$ 113,066 ========

(4)  Property and Equipment

     Property and equipment consist of the following:

	December 31,
	2002	2003
	(In thousands)

Land	$ 225	$ 157
Buildings and improvements	4,336	4,286
Broadcast and other equipment	32,793	40,366
Furniture and fixtures	713	767
Vehicles	240	260
Construction in process	6,115	1,368
Total property and equipment, at cost	44,422	47,204
Less: Accumulated depreciation	(14,257)	(18,430)
Net property and equipment	$ 30,165 ========	$ 28,774 ========

     Property and equipment for the discontinued stations are included on the consolidated balance sheet in “Assets held for sale” as disclosed in Note 3 — Discontinued Operations.

     Included in property and equipment are assets subject to capital leases with a total cost of $17,477,000 and $5,244,000 and the associated accumulated depreciation of $4,825,000 and $1,451,000,000 at December 31, 2002 and 2003, respectively. The construction in process account includes transmitters and other equipment purchased mainly for our upgrade to digital broadcasting capabilities.

(5)  Acquisitions

     On December 31, 2002, the Company acquired substantially all of the assets and assumed certain liabilities of station WBUW-TV, channel 57, serving the Madison, Wisconsin market, from a court-appointed trustee (“Trustee”) in a bankruptcy proceeding for approximately $5.6 million. Approximately $5.1 million was allocated to the broadcast license. The Company entered into an interim LMA arrangement with the Trustee to equally share certain operating profits or losses effective April 1, 2002. Effective November 1, 2002, the Company assumed 100% of these operating losses. The interim LMA terminated on December 31, 2002, the date we completed the acquisition.

(6)  Unit Offering and 12% Senior Secured Discount Notes

     On September 30, 1997, ACME Intermediate issued 71,634 Units (the “Unit Offering”) consisting of 71,634 membership units (representing 8% of the ACME Intermediate’s outstanding membership equity) and $71,634,000 (par value at maturity) in 12% senior secured discount notes due 2005 (the “Intermediate Notes”). Cash interest on the Intermediate Notes was payable semi-annually in arrears, commencing with the six-month period ending March 31, 2003. The net proceeds from the Unit Offering, after the deduction of underwriter fees and other related offering costs, were $38.3 million and were received by the Company on September 30, 1997. The Company allocated approximately $4.2 million of such net proceeds to minority interest, $35.6 million to the Intermediate Notes and $1.5 million to prepaid financing costs – the latter which was amortized over the eight-year term of the Intermediate Notes. On April 21, 2003, the Company used proceeds from the Tribune Transaction to redeem $41.6 million of issue and on September 30, 2003, using borrowings under its senior credit facility, redeemed the remaining $30 million of the Intermediate Notes. The Company recorded a loss on extinguishment of this debt of approximately $4.3 million during 2003. The loss was based on the difference between the reacquisition price and the net carrying amount, as defined by Accounting Principles Board Opinion No. 26, “Early Extinguishment of Debt”.

(7)  10 7/8% Senior Discount Notes

     On September 30, 1997, ACME Television issued 10 7/8% senior discount notes due 2004 (the “Television Notes”) with a face value of $175,000,000 and received $127,370,000 in gross proceeds from such issuance. The Television Notes provided for semi-annual cash interest payments starting on March 31, 2001.

     At December 31, 2001 and 2002 $4,758,000 in accrued interest on the Television Notes was included in current accrued liabilities.

     Costs associated with the issuance of these notes, including the underwriters fees and related professional fees were being amortized over the seven year term of the Television Notes and, at December 31, 2002 are included in long-term other assets.

     On April 21, 2003, the Company used the proceeds from the Tribune Transaction to redeem 100% of the Television Notes and recorded a loss on extinguishment of debt of approximately $6.8 million related to these notes. The loss was based on the difference between the reacquisition price and the net carrying amount, as defined by Accounting Principles Board Opinion No. 26, “Early Extinguishment of Debt”.

(8)  Notes Payable Under Revolving Credit Facility

     ACME Television had a revolving credit facility (the “Loan Agreement”) with Canadian Imperial Bank Corporation (CIBC), as agent and lead lender. Under the terms of the Loan Agreement, advances bore interest at a base rate, that at the Company’s option, was either the bank’s prime rate or LIBOR, plus a spread. Commitment fees were charged at a rate of .5% per annum, paid quarterly, on the unused portion of the facility. On December 29, 2000, the Loan Agreement was amended to provide less restrictive financial covenants and the Company voluntarily reduced the Banks’ aggregate commitment from $36 million to $30 million as of December 31, 2000 and the commitment amortization rate was reduced throughout the balance of the term. The aggregate commitment at December 31, 2001 was $22 million. As of December 31, 2001 there were no outstanding balances under the Loan Agreement and the agreement was terminated in February 2002.

     In February 2002, ACME Television completed the replacement of the revolving credit facility with Foothill Capital Corporation, as both agent and lender (the “Foothill Facility”). The facility, which like its predecessor is secured by all of ACME Television’s station assets, allowed for borrowings up to $30 million, contained less restrictive financial covenants and expired May 31, 2004. In May 2002, the facility was increased to $40 million via the placement of additional syndication. ACME Television had the option to borrow at an interest rate determined by either a base rate (Wells Fargo Banks’ prime rate) plus 3 percentage points, or at the LIBOR rate plus 4.25 percentage points. At December 31, 2002 there was $18.8 million outstanding under this facility.

     In August 2003, as a result of the Tribune Transaction, the Foothill Facility was amended and restated to extend the facility’s maturity date to July 31, 2006, provide for higher interest rates on borrowings and amend its financial covenants, which include quarterly tests for (a) minimum earnings before interest, taxes, depreciation and amortization (EBITDA), (b) maximum leverage ratios, (c) minimum tangible net worth and (d) annual tests for maximum capital expenditures. As of December 31, 2003, the balance under the Foothill Facility was approximately $27.0 million and we were in compliance with the covenants of this agreement at that date. Commitment fees on the unused portion of the facility are calculated at .5% of the unused amount. On February 17, 2004, ACME Television exercised an option under the agreement to increase the maximum borrowing amount from $40 million to $50 million, which took effect on February 24, 2004.

     Costs associated with the procuring of senior credit facilities, including loan fees and related professional fees, are included in long-term other assets and are amortized over the term, including amended terms, of the facilities.

     The Foothill Facility restricts the distribution of any dividends or assets from ACME Television to its direct or indirect parents. The net assets of ACME Television at December 31, 2003 were approximately $97.5 million.

(9)  Commitments and Contingencies

Obligations Under Operating Leases

     The Company is obligated under non-cancelable operating leases for office space, office equipment, broadcast equipment and tower sites. Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2003 are:

In $000’s

2004	$ 2,275
2005	2,097
2006	2,020
2007	1,947
2008	1,577
Thereafter	7,200
Total	$17,116 =======

     Total rental expense for continuing operations under operating leases for the twelve months ended December 31, 2001, 2002 and 2003 was approximately $1,206,000, $1,993,000 and $2,384,000, respectively. Total rental expense for discontinued operations under operating leases for the twelve months ended December 31, 2001 and 2002 and for the period of January 1, 2003 through March 21, 2003, the date of the closing of the Tribune Transaction, was $579,000, $853,000 and $208,000, respectively.

Obligations Under Capital Leases

     As of December 31, 2003, certain equipment was leased under capital equipment facilities. Future minimum lease payments for our continuing operations under capital leases as of December 31, 2003 are:

$000'S
Year

2004	$ 2,162
2005	93
2006	93
2007	93
2008	87
Thereafter	1,081
Total minimum lease payments	3,609
Less: Amount representing interest	(573)
Present value of minimum lease payments	3,036
Less: Current portion	(2,048)
Long-term portion	$ 988 =======

Programming Rights Payable

     Commitments for programming rights that have been executed, but which have not been recorded in the accompanying consolidated financial statements, as the underlying programming is not yet available for broadcast, were approximately $22,474,000 as of December 31, 2003.

     Maturities on the Company’s programming rights payables (including commitments not recognized in the accompanying consolidated financial statements due to the lack of current availability for broadcast) for each of the next five years are:

In $000’s
Year

2004	$ 11,815
2005	11,930
2006	9,691
2007	7,939
2008	4,164
Thereafter	4,231
Program rights payable maturities	$ 49,770 ========

Legal Proceedings

     We are currently, and from time to time, involved in litigation incidental to the conduct of our business. We are not currently a party to any lawsuit or proceeding that we believe would have a material adverse effect on our financial condition, results of operations or liquidity.

(10) Income Taxes

The income tax expense (benefit) consists of the following:

	Year ended December 31,
	2001	2002	2003
	(In thousands)

Continuing Operations:
Current:
Federal income taxes (benefit)	$ -	$ -	$ (529)
State income taxes (benefit)	232	272	(255)
Total current tax expense (benefit)	232	272	(784)
Deferred:
Federal income taxes (benefit)	(12,129)	20,951	2,704
State income taxes (benefit)	(2,411)	3,053	543
Total deferred tax expense (benefit)	(14,540)	24,004	3,247

Total income tax expense (benefit)	(14,308) =========	24,276 ========	2,463 ========

Discontinued Operations:
Current:
Federal income taxes	$ -	$ -	$ 1,707
State income taxes	-	-	725
Total current tax expense	-	-	2,432
Deferred:
Federal income taxes (benefit)	1,460	4,886	(22,447)
State income taxes (benefit)	212	711	(4,507)
Total deferred tax expense (benefit)	1,672	5,597	(26,953)

Total income tax expense (benefit)	$ 1,672 ========	$ 5,597 ========	$ (24,521) ========

The differences between the income tax expense (benefit) for continuing operations and income taxes computed using the U.S. Federal statutory income tax rates (34%) consist of the following:

	Year ended December 31,

	2001	2002	2003
	(In thousands)

Tax benefit at U.S. Federal rate	$ (15,179)	$ (13,632)	$ (12,116)
State income taxes, net of Federal tax benefit	(1,552)	(1,707)	(310)
Nondeductible expenses	2,030	442	243
Increase in valuation allowance	-	38,689	15,321
Other	393	484	(676)
Income tax expense (benefit)	$ (14,308) ========	$ 24,276 ========	$ 2,463 ========

In accordance with SFAS No. 109, the change in valuation allowance in 2002 has been allocated to continuing operations. In 2003, the change in valuation allowance has been allocated to continuing and discontinued operations.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are summarized as follows:

	December 31,
	2002	2003
Deferred tax assets:
Accrued vacation	$ 189	$ 159
State income taxes	141	170
AMT credits	-	1,176
Bad debt and other reserves	352	294
Deferred income	9	85
Book interest expense for original issue discount on 12% Senior
Secured Discount Notes, due 2005	8,459	-
Deferred compensation	936	953
Program amortization	63	30
Accrued liabilities	-	198
Net operating loss carryforward	25,553	11,763
Other	8	8
Total deferred tax assets	35,710	14,836
Less: valuation allowance	(34,596)	(14,137)
Deferred tax assets	1,114	699

Deferred tax liabilities:
Property and equipment depreciation	(1,006)	(2,336)
Intangible amortization	(5,698)	(5,749)
Other	(108)	(114)
Deferred tax liabilities	(6,812)	(8,199)
Net deferred income tax liabilities	$ (5,698) ========	$ (7,500) ========

Deferred taxes classified as Assets (Liabilities) Held for Sale:

Deferred tax assets:
Accrued vacation	$ 90	$ -
State income taxes	15	-
Bad debt and other reserves	102	-
Deferred income	44	-
Property and equipment depreciation	98	-
Net operating loss carryforward	3,380	-
Other	474	-
Total deferred tax assets	(4,203)	-
Less: valuation allowance	(4,093)	-
Deferred tax assets	110	-

Deferred tax liabilities:
Program amortization	(110)	-
Intangible amortization	(25,510)	-
Deferred tax liabilities	(25,620)	-

Net deferred income tax liabilities	$ (25,510) =========	$ ========

     In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portions or all deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which the differences become tax deductible. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is not more likely than not that the deferred tax assets will be realized. Accordingly the Company has recorded a valuation allowance of $14.1 million as of December 31, 2003. At December 31, 2003, the Company had, for federal tax purposes, net operating loss carryforwards totaling approximately $30.1 million that expire at various dates through 2022. The Internal Revenue Code substantially restricts the ability of a corporation to utilize existing net operating losses and credits in the event of an “ownership change”. Therefore, the Company’s net operating loss carryforwards for federal income tax purposes may be limited if changes in ownership occur. For state tax purposes the Company had approximately $35.9 million in net operating loss carryforwards that expire at various dates through 2022.

(11)  Related Party Transactions

     Eight of the Company’s nine stations have entered into affiliation agreements and, from time to time, related marketing arrangements with The WB Network. Jamie Kellner, our Chairman of the Board and Chief Executive Officer, is also the co-chairman and co-chief executive officer of The WB Network.

 (12) Defined Contribution Plan

     In 1998, the Company established a 401(k) defined contribution plan (the Plan) which covers all eligible employees (as defined in the Plan). Participants are allowed to make non-forfeitable contributions up to 15% of their annual salary, but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service. The Company currently matches 50% of the amounts contributed by each participant but does not match participants’ contributions in excess of 6% of their contribution per pay period. The Company contributed and expensed $181,000 to the Plan for the year ended December 31, 2001, $194,000 for the year ended December 31, 2002 and $228,000 for the year ended December 31, 2003.

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

     A maximum of 4,200,000 shares of our common stock may be issued under the plan, (approximately 25% of our current outstanding shares). The number of shares subject to stock options and stock appreciation rights granted under the plan to any one person in a calendar year cannot exceed 1,000,000 shares. The number of shares subject to all awards granted under the plan to any one person in a calendar year cannot exceed 1,000,000 shares. Performance-based awards payable solely in cash that are granted under the plan to any one person in a calendar year cannot provide for payment of more than $1,000,000.

     Each share limit and award under the plan is subject to adjustment for certain changes in our capital structure, reorganizations and other extraordinary events. Shares subject to awards that are not paid or exercised before they expire or are terminated are available for future grants under the plan.

     Stock option activity during the years ended December 31, 2001, 2002 and 2003 consisted of the following:

	2001		2002		2003
	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share

Stock options outstanding, beginning of year	3,263,391	$ 21.31	2,532,273	$ 18.02	2,513,123	$ 17.99
Options granted:
2001 at $6.95 to $10.56 per share	478,000	7.00	-	-	-	-
2002 at $6.89 to $9.13 per share	-	-	10,950	7.48	-	-
2003 at $7.25 to $7.69	-	-	-	-	152,500	7.24
Options forfeited or terminated	1,209,118	22.55	30,100	14.06	220,877	17.76
Options exercised	-	-	-	-	17,250	6.95
Stock options outstanding, end of year	2,532,273 ========	$ 18.02 ========	2,513,123 ========	$ 17.99 ========	2,427,496 ========	$ 17.42 ========
Stock options exercisable, end of year	1,213,485 ========	$ 21.27 ========	1,631,011 ========	$ 19.03 ========	2,042,709 ========	$ 18.60 ========
Options available for grant, end of year	1,667,727 ========		1,686,877 ========		1,772,50 ========

The following table summarizes information concerning outstanding and exercisable options at December 31, 2003:

Exercise Price	Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 6.35 - $7.69	563,000	8.26	$ 7.03	272,333	$ 6.95
$ $9.13	183,200	6.87	$ 9.13	183,200	$ 9.13
$15.00 - $18.00	304,500	5.66	$ 15.44	295,500	$ 15.37
$23.00 - $24.88	1,376,796	5.79	$ 23..21	1,291,676	$ 23.13

     The Company applies Accounting Principles Board Opinion No. 25 and related interpretations, in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for options granted at or above fair market value at the time of grant. For the grants that were made at an option price lower than fair market value at the time of grant, compensation expense was as follows:

	Continuing Operations
	Other cost of		Discontinued
	Services	Corporate	Operations	Total
	(in thousands)

2001	$ 197	$ 138	$ 194	$ 529
2002	173	94	194	461
2003	46	--	--	46

(14)  Selected Quarterly Data (Unaudited)

	Q-1	Q-2	Q-3	Q-4	Year
	(In thousands, except per share data)
2003	(Restated)
Net revenues	$ 9,979	$ 11,545	$ 10,778	$ 11,160	$ 43,462
Operating loss	(2,414)	(1,877)	(2,012)	(5,439)	(11,742)
Net income (loss)	100,469	(14,437)	(5,304)	(5,760)	74,968
Net income (loss) per common share	6.00	(0.86)	(0.32)	(0.34)	4.47

2002
Net revenues	$ 7,486	$ 9,240	$ 9,017	$ 10,263	$ 36,006
Operating loss	(2,814)	(2,084)	(2,156)	(2,153)	(9,207)
Net loss	(36,958)	(6,362)	(5,420)	(7,236)	(55,976)
Net loss per common share	(2.21)	(0.38)	(0.32)	(0.43)	(3.34)

     The Company has reclassified the results of operations of its St. Louis and Portland stations to discontinued operations for all quarters presented. The St. Louis and Portland stations were sold during the first quarter of 2003.

     The Company has restated and increased its first quarter 2003 net income relating to a $1.4 million deferred tax benefit attributable to its discontinued operations that was not determined until the fourth quarter of 2003. During the fourth quarter of 2003, the Company recorded a $4.0 million impairment relating to one of its broadcast licenses.

     During the first quarter of 2002, the Company recorded a valuation allowance as a result of the impact of SFAS No. 142 on the realization of deferred tax assets.

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.  Controls and Procedures

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of December 31, 2003, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective. The Company reviews its disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company’s business.

PART III

ITEM 10.  Directors and Executive Officers of the Registrant

     Item incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A relating to the 2004 Annual Meeting of Stockholders.

ITEM 11.  Executive Compensation

     Item incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A relating to the 2004 Annual Meeting of Stockholders.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Item incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A relating to the 2004 Annual Meeting of Stockholders.

ITEM 13.  Certain Relationships and Related Transactions

     Item incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A relating to the 2004 Annual Meeting of Stockholders.

PART IV

ITEM 14.  Principal Accountant Fees and Services

     Item incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A relating to the 2004 Annual Meeting of Stockholders.

ITEM 15.  Exhibits, Financial Statement Schedules and Reports On Form 8-K

(a) 1.     FINANCIAL STATEMENTS As listed in the Index to Financial Statements on page 31 hereof.

(a) 2.     FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules are included in Item 15 (d):

        Schedule I – Condensed Financial Information of ACME Communications, Inc. (Parent Company):

        • Balance Sheet as of December 31, 2003 and 2002.

        • Statements of Operations for the years ended December 31, 2003, 2002 and, 2001.

        • Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and, 2001.

        • Statements of Cash Flows for the years ended December 31, 2003, 2002 and, 2001.

        • Notes to the Condensed Financial Statements

         Schedule II – Valuation and Qualifying Accounts

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

(b)     Reports on Form 8-K

     The Company furnished a Form 8-K on November 6, 2003 under Item 12 announcing the results of operations for its third quarter and nine months ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ACME Communications, Inc.

March 12, 2004                                                                                       /s/ Thomas D. Allen
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

Signature	Capacity	Date

/s/ Jamie Kellner	Chairman of the Board and Chief Executive Officer	March 12, 2003
Jamie Kellner	(Principal Executive Officer)

/s/ Douglas Gealy	Director	March 12, 2003
Douglas Gealy

/s/ Thomas D. Allen	Executive Vice President, Chief Financial Officer	March 12, 2003
Thomas D. Allen	(Principal Financial and Accounting Officer)and Director

/s/ James Collis	Director	March 12, 2003
James Collis

/s/ Thomas Embrescia	Director	March 12, 2003
Thomas Embrescia

/s/ Brian McNeill	Director	March 12, 2003
Brian McNeill

SCHEDULE I

ACME Communications, Inc.
(Parent  Company)
Condensed Financial Information
Balance Sheets

	December 31,
	2002	2003
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	52	163
Asset held for sale	12,486	-
Total current assets	12,538	163
Investment in and advances to subsidiaries	10,673	98,173
Total assets	$ 23,211 ==========	$ 98,336 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	9	-
Deferred income taxes	711	711
Total current liabilities	720	711
Total liabilities	720	711

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 shares authorized,
16,767,250 shares issued and outstanding	168	168
Additional paid-in capital	131,878	131,998
Unearned compensation	(80)	(34)
Accumulated deficit	(109,475)	(34,507)
Total stockholders' equity	22,491	97,625
Total liabilities and stockholders' equity	$ 23,211 =========	$ 98,336 =========

See accompanying notes to the condensed financial statements

SCHEDULE I  (Continued)

ACME Communications, Inc.
(Parent Company)
Condensed Financial Information
Statements of Operations

	For the year ended December 31,
	2001	2002	2003
	(In thousands)

Administrative expense	$ (340)	$ (81)	$ --
Amortization of intangible asset	(352)	--	--
Total operating expenses	(692)	(81)	--
Interest income	804	63	--
Other income expense	(2)	--	--
Income (loss) before equity in the net loss
of subsidiaries and income taxes	110	(18)	--
Equity in the net income (loss) of subsidiaries	(27,626)	(55,965)	74,968
Loss from continuing operations before
income taxes	(27,516)	(55,983)	74,968
Income tax expense (benefit)	333	(7)	--
Net income (loss)	$ (27,849)======	$ (55,976)======	$ 74,968 ======

See accompanying notes to the condensed financial statements.

SCHEDULE I (Continued)

ACME Communications, Inc.
(Parent Company)
Condensed Financial Information
Statements of Stockholders' Equity

(In thousands)

	Common Stock		Additional			Total
	Shares	Amount	Paid-in Capital	Unearned Compensation	Accumulated Deficit	Stockholders' Equity

Balance at December 31, 2000	16,750	$ 168	$ 131,878	$ (1,070)	$ (25,650)	$ 105,326
Amortization of deferred compensation	-	-	-	529	-	529
Net loss	-	-	-	-	(27,849)	(27,849)
Balance at December 31, 2001	16,750	168	131,878	(541)	(53,499)	78,006
Amortization of deferred compensation	-	-	-	461	-	461
Net loss	-	-	-	-	(55,976)	(55,976)
Balance at December 31, 2002	16,750	168	131,878	(80)	(109,475)	22,491
Exercise of stock options	17	-	120	-	-	120
Amortization of deferred compensation	-	-	-	46	-	46
Net income	-	-	-	--	74,968	74,968
Balance at December 31, 2003	16,767 ========	$ 168 ========	$ 131,998 ========	$ (34) ========	$ (34,507) ========	$ 97,625 ========

See accompanying notes to the condensed financial statements.

SCHEDULE I (Continued)

ACME Communications, Inc.
(Parent Company)
Condensed Financial Information
Statements of Cash Flows

	For the years ended D ecember 31,
	2001	2002	2003
	(In thousands)

Cash flows from operating activities:
Net income (loss) from continuing operations	$ (27,146)	$ (55,976)	$ 87,454
Adjustments to reconcile net loss to net cash provided by
operating activities:
Amortization of goodwill	352	-	-
Equity in net (income) loss of subsidiary	26,923	55,965	(87,454)
Deferred taxes	124	(7)	-
Changes in assets and liabilities
Decrease in accounts payable	(83)	(31)	(9)
Decrease in other current liabilities	-	(10)	-
Net cash provided by (used in)operating activities	170	(59)	(9)

Cash flows from investing activities:
Investments in and advances to subsidiaries	(7,864)	$ (12,884)	$ -
Net cash provided by (used in) investing activities	(7,864)	(12,884)	-

Cash flows from financing activities:
Proceeds from stock option exercises	-	-	120
Net cash provided by financing activities	-	-	120

Net increase (decrease) in cash	(7,694)	(12,943)	111
Cash and cash equivalents at beginning of period	20,689	12,995	52
Cash and cash equivalents at end of period	$ 12,995 =========	$ 52 =========	$ 163 ========
Supplemental disclosures of cash flow information:
Cash Payments for:
Interest	$ -	$ -	$ -
Taxes	$ 220 =========	$ - =========	$ - =========

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

     During 2002, the Company subsidiaries, accounted for on the equity method, entered into transactions to sell their St. Louis and Portland stations. The results of operations for these stations have been reported as discontinued operations in the consolidated financial statements. The sales were completed on March 21, 2003.

     The accompanying condensed financial statements are presented for ACME Communications, Inc.

2. Cash Dividends

     There have been no cash dividends declared by the Company.

3. Revolving Credit Facility and Restricted Assets

     The Company’s wholly-owned indirect subsidiary, ACME Television, is a borrower under a revolving credit facility which restricts the distribution of any dividends or assets from ACME Television to its direct or indirect parents. The net assets of ACME Television at December 31, 2003 were approximately $97.5 million.

Schedule II.

ACME Communications, Inc.

VALUATION AND QUALIFYING ACCOUNTS

For The Years Ended December 31, 2001 and 2002 and 2003

Allowance for doubtful accounts	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Transfer to Assets Held For Sale	Balance at End of Period

Year ended December 31, 2001	1,009	739	555	--	1,193
Year ended December 31, 2002	1,193	903	910	(266)	920
Year ended December 31, 2003	920	498	648	--	770

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

                      4.1 (4)           Form of Stock Certificate of ACME Communications, Inc.

                     10.1 (4)          Employment Agreement, as amended, by and between ACME Communications, Inc. and Doug Gealy.

                     10.2 (4)          Employment Agreement, as amended, by and between ACME Communications, Inc. and Tom Allen.

                     10.3 (4)          Consulting Agreement, as amended, by and between ACME Communications, Inc. and Jamie Kellner.

                     10.4 (4)          Employment Agreement, dated September 27, 1999 by and between ACME Communications, Inc.and Ed Danduran.

                     10.6 (9)          Amended and Restated Loan and Security Agreement by and among ACME Television, LLC, the Lenders that are                                             signatories thereto and Foothill Capital Corporation as Arranger and Administrative Agent dated August 8, 2003.

                     10.7 (7)          1999 Stock Incentive Plan.

                     10.8 (8)          Stock Purchase Agreement among ACME Communications, Inc., ACME Television, LLC and Tribune                                                                         Broadcasting Company dated December 27, 2002.

                     10.9 (8)          Asset Purchase Agreement among ACME Communications, Inc., ACME Television of Oregon, LLC, ACME                                                Television, Licenses of Oregon, Tribune Broadcasting Company and Tribune Radio Denver, Inc. dated                                                            December 27, 2002.

                    10.10 (4)          Form of Registration Rights Agreement, by and among ACME Communications, Inc. and parties on the signature                                                     page thereto

                          10.11*          Form of Indemnification Agreement for Executive Officers and Directors

                  10.12 (10)          Amendment to Consulting Agreement between Jamie Kellner and ACME Communications, Inc. dated August                                                           26, 2003.

                  10.13 (10)          Amendment to Employment Agreement between Douglas E. Gealy and ACME Communications, Inc. dated                                                           August 26, 2003.

                  10.14 (10)          Amendment to Employment Agreement between Thomas D. Allen and ACME Communications, Inc. dated                                                       August 26, 2003.

                      21.0 (5)          Subsidiaries of Registrant.

                        23.1 *          Consent of KPMG LLP.

                      24.1 (5)          Power of Attorney (contained on "Signatures" page).

                        31.1 *          Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934,                                              as amended

                        31.2 *          Certification of Chief Financial Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934,                                                       as amended

                           32 *          Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of                                                     2002.

*  Filed herewith.

(1)   Incorporated by reference to the Registration Statement for ACME Intermediate Holdings, LLC on Form S-4, File No. 333-4027, filed on               November 14, 1997.

(2)   Incorporated by reference to ACME Intermediate Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ending March 31, 1998.

(3)   Incorporated by reference to ACME Intermediate Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ending September                 30,1998.

(4)   Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1, File No. 333-84191, filed on         September 29, 1999.

(5)   Incorporated by reference to ACME Communications, Inc.‘s Annual Report on Form 10-K for the year ended December 31, 1999.

(6)   Incorporated by reference to ACME Communications, Inc.‘s Annual Report on Form 10-K for the year ended December 31, 2001.

(7)   Incorporated by reference to ACME Communications, Inc.‘s Registration Statement on Form S-8 filed on April 12, 2002.

(8)   Incorporated by reference to ACME Communications, Inc.‘s Current Report on Form 8-K filed on December 31, 2002.

(9)   Incorporated by reference to ACME Communications, Inc.‘s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

(10) Incorporated by reference to ACME Communications, Inc.‘s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.