Form 10-Q
period 2004-03-31
ACME COMMUNICATIONS INC
filed 2004-05-10
CIK 1092013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

     As of May 7, 2004, ACME Communications, Inc. had 16,750,000 shares of common stock outstanding.

ACME COMMUNICATIONS, INC.

FORM 10-Q

ACME Communications, Inc. and Subsidiaries
Consolidated Balance Sheets

	As of

	March 31,	December 31,
	2004	2003

	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,183	$1,197
Restricted cash	1,828	1,984
Accounts receivable, net	7,494	8,037
Current portion of programming rights	9,726	10,561
Prepaid expenses and other current assets	854	850

Total current assets	21,085	22,629

Property and equipment, net	28,894	28,774
Programming rights, net of current portion	15,320	17,243
Intangible assets, net	99,787	99,016
Other assets	3,885	4,250

Total assets	$168,971	$171,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,510	$5,833
Accrued liabilities	3,495	3,281
Current portion of programming rights payable	10,626	10,764
Current portion of obligations under lease	1,851	2,048
Income taxes payable	161	279

Total current liabilities	21,643	22,205

Programming rights payable, net of current portion	13,851	16,545
Obligations under lease, net of current portion	977	988
Other liabilities	67	79
Deferred income taxes	8,065	7,500
Notes payable under revolving credit facility	30,044	26,970

Total liabilities	74,647	74,287

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized, 16,772,415 and 16,767,250 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	168	168
Additional paid-in capital	132,038	131,998
Unearned compensation	(23)	(34)
Accumulated deficit	(37,859)	(34,507)

Total stockholders’ equity	94,324	97,625

Total liabilities and stockholders’ equity	$168,971	$171,912

See the notes to the condensed consolidated financial statements.

ACME Communications, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended
	March 31,

	2004	2003

Net revenues	$11,011	$9,979

Operating expenses:
Cost of service:
Programming including program amortization	4,635	4,125
Other costs of service (excluding depreciation and amortization of $1,289 and $1,046 for the three months ended March 31, 2004 and March 31, 2003, respectively)	1,733	1,637
Selling, general and administrative expenses	4,702	4,596
Depreciation and amortization	1,302	1,061
Corporate Expenses	873	974

Operating expenses	13,245	12,393

Operating loss	(2,234)	(2,414)

Other income (expenses):
Interest income	2	96
Interest expense	(723)	(8,384)
Other	(21)	(37)

Loss from continuing operations before income taxes and minority interest	(2,976)	(10,739)
Income tax expense, continuing operations	(615)	(483)

Loss from continuing operations before minority interest	(3,591)	(11,222)

Minority interest	239	—

Loss from continuing operations	(3,352)	(11,222)

Discontinued operations:
Income from discontinued operations	—	88,522
Income tax benefit	—	24,602

Income from discontinued operations	—	113,124

Net income (loss)	(3,352)	101,902

Income (loss) per share, basic and diluted:
Continuing operations	$(0.20)	$(0.67)
Discontinued operations	—	6.75

Net income (loss) per share	$(0.20)	$6.08

Basic and diluted common shares outstanding	16,769,077	16,750,000

See the notes to the condensed consolidated financial statements.

ACME Communications, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands)

(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Unearned	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance at December 31, 2003	16,767	$ 168	$ 131,998	$ (34)	$ (34,507)	$ 97,625
Exercise of stock options	5	—	40	—	—	40
Amortization of deferred compensation	—	—	—	11	—	11
Net loss	—	—	—	—	(3,352)	(3,352)

Balance at March 31, 2004 (unaudited)	16,772	$ 168	$ 132,038	$ (23)	$ (37,859)	$ 94,324

See the notes to the condensed consolidated financial statements.

ACME Communications, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,

	2004	2003

	(In thousands)
Cash flows from operating activities:
Net loss from continuing operations	$(3,352)	$(11,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts receivable	158	162
Depreciation and amortization	1,302	1,061
Amortization of program rights	2,761	2,533
Amortization of debt issuance costs	165	578
Amortization of discount on 12% senior secured notes	—	194
Amortization of deferred compensation	11	12
Deferred taxes	565	752
Changes in assets and liabilities:
(Increase) decrease in accounts receivables, net	364	621
Increase in prepaid expenses and other current assets	—	(540)
Increase in other assets	(121)	(543)
Increase (decrease) in accounts payable	(323)	(1,783)
Increase (decrease) in accrued liabilities	214	(7,607)
Increase (decrease) in current taxes payable	(118)	2,166
Payments for programming rights payable	(2,714)	(2,642)
Increase (decrease) in other liabilities	(12)	(40)

Net cash used in operating activities	(1,100)	(16,298)

Cash flows from investing activities:
Purchase of property and equipment	(1,422)	(984)
Purchases of and deposits for station interests	(281)	(11)

Net cash used in investing activities	(1,703)	(995)

Cash flows from financing activities:
Borrowings under revolving credit facility	3,074	1,429
Payments on revolving credit facility	—	(20,218)
Payments of financing costs on credit facility	(294)	—
Repurchase of Senior Discount Notes	—	(6,200)
Cash restricted as collateral under capital lease facilities	156	4
Payments on capital lease obligations	(208)	(933)
Proceeds from the issuance of common stock	40	—

Net cash provided by (used in) financing activities	2,768	(25,918)

Decrease in cash	(35)	(43,211)
Cash from discontinued operations	21	271,791

Net increase (decrease) in cash	(14)	228,580
Cash at beginning of period	1,197	1,860

Cash at end of period	$1,183	$230,440

Cash payments for:
Interest	$490	$14,931
Taxes	$169	$55

Non-cash transactions:
Program rights in exchange for program rights payable	$11	$390

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

     On September 27, 1999, the Board of Advisors of ACME Television Holdings, LLC and its members and the Board of Directors of the Company and its stockholder approved a merger and reorganization (the “Reorganization”), whereby the Company became the direct parent of ACME Television Holdings. As a result of the Reorganization, the Company is the ultimate parent of ACME Intermediate Holdings, LLC, (“ACME Intermediate”) and its wholly-owned subsidiary ACME Television, LLC ("ACME Television"). All transactions contemplated as part of The Reorganization closed on November 5, 1999.

     In March 2003, we completed the sale of our stations in St. Louis (KPLR-TV) and Portland, OR (KWBP-TV) to subsidiaries of Tribune Company ("the Tribune Transaction"). The results of these stations and gains on sales are included in discontinued operations for all periods presented.

     The Company adopted the provisions of FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities”, effective January 1, 2004. On that same date, the Company's joint venture with Emmis Communications to produce The Daily Buzz, a weekday morning three-hour news show, became effective. Under the agreement, the Company made an initial contribution of property and equipment with an agreed fair value and book value of $750,000 and Emmis is required to contribute the next $750,000 in capital equipment purchased by the venture. Until and unless Emmis completes this equalizing contribution, under FIN 46R, the Company is deemed the primary beneficiary of the venture and accordingly, has consolidated the venture into its financial statements. The creditors of the venture have no recourse against the Company of Emmis. In accordance with FIN 46R, Emmis’ share of the net production costs which were funded through capital contributions to the venture during the three months ended March 31, 2004 of $239,000 has been reflected as minority interest in the accompanying consolidated statement of operations.

     The consolidated financial statements for the periods presented include the consolidated accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated for all periods presented.

Description of the Business

     ACME Communications is a holding company with no independent operations other than through its wholly-owned subsidiary, ACME Television. ACME Television, through its wholly-owned subsidiaries, owns and operates the following nine commercially licensed broadcast television stations located throughout the United States:

			Market	Network
Station	Channel	Marketplace	Rank (1)	Affiliation

KUWB	30	Salt Lake City, Utah	36	WB
KWBQ	19	Albuquerque-Santa Fe, New Mexico	49	WB
KASY	50	Albuquerque-Santa Fe, New Mexico	49	UPN
WBDT	26	Dayton, Ohio	59	WB
WBXX	20	Knoxville, Tennessee	61	WB
WIWB	14	Green Bay-Appleton, Wisconsin	68	WB
WTVK	46	Ft. Myers-Naples, Florida	70	WB
WBUI	23	Champaign-Springfield-Decatur, Illinois	82	WB
WBUW	57	Madison, Wisconsin	85	WB

(1) based on television households per Nielsen Market Research for the 2003 / 2004 season

     The Company also owns the rights to acquire construction permits to build three new WB Network affiliates in Lexington, KY, Richmond, VA and Flint-Saginaw-Bay Cities, MI. The acquisition of these construction permits is dependent on the Federal Communications Commission approving the underlying applications. The aggregate purchase for these three construction permits is approximately $14.4 million. The Company also has the right to acquire a construction permit in Portland, OR., but in accordance with an agreement with Tribune Company in connection with the sale of the Company’s KWBP Portland, Oregon affiliate to them in March 2003, the rights to the Portland construction permit will be assigned to Tribune on July 1, 2004.

(2) Presentation of Interim Financial Statements

     Segment information is not presented because all of the Company's revenues are attributed to a single reportable segment – television broadcasting.

     The accompanying consolidated financial statements for the three months ended March 31, 2004 and 2003 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to this Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position and the results of operations, and cash flows for these periods. As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financials statements do not include all disclosures and footnotes normally included with annual consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2004. The results of operations presented in the accompanying consolidated financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     The accompanying consolidated balance sheet as of December 31, 2003 is derived from the audited consolidated financial statements included in the Company’s 2003 Annual Report.

     Certain amounts previously reported in 2003 have been reclassified to conform to the 2004 financial statement presentation. In addition, the Company restated and increased its first quarter 2003 net income, included in the accompanying consolidated statement of operations, relating to a $1.4 million deferred tax benefit attributable to its discontinued operations that was not determined until the fourth quarter of 2003.

(3) Accounting for Stock Options

     The Company adopted Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” which establishes a fair value based method of accounting for stock-based compensation. SFAS No. 123 encourages but does not require entities to adopt its provisions in place of the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”. SFAS No. 123 permits entities to recognize the expense of all stock-based awards over the vesting period of the awards. The expense is calculated based on the fair value at the date of grant. Alternatively, APB No. 25 requires that the expense of stock-based employee compensation be recognized based on the difference, if any, between the quoted market price of the stock and the amount the employee must pay to acquire the stock. APB No. 25 specifies various dates to be used to determine the quoted market price, depending on whether the terms of the stock-based compensation award are fixed or variable. Under SFAS No. 123 if an entity elects to follow APB No. 25 it must provide pro forma net income disclosure for employee stock option grants made, as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB No. 25. Had the Company chosen to adopt the provisions of Statement of Financial Accounting Standards No. 123, as amended by SFAS No. 148 —“Accounting for Stock-Based Compensation—Transition and Disclosure,” and recognized compensation cost based upon the fair value of all options granted (including those granted at or above fair market value) at the date of grant, the Company's net loss (in thousands) and net loss per share for the three months ended March 31, 2004 and 2003 would have been:

	For the Three Months Ended March 31,

	2004	2003

	(unaudited)

Net income (loss), as reported	$(3,352)	$101,902
Add: Stock-based employee compensation expense included in reported net income (loss)	11	12
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards	(532)	(1,086)

Pro forma net income (loss)	$(3,873)	$100,828

Income (loss) per share, basic and diluted:
As reported	$(0.20)	$6.08
Pro forma	$(0.23)	$6.02

(4) Income Taxes

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

(5) Revolving Credit Facility

     On March 21, 2003 the Company completed the Tribune Transaction and concurrently repaid all borrowings under its revolving credit agreement. The Company amended this facility on August 8, 2003 and is in compliance with the covenants of this amended facility as of March 31, 2004. The amendment resulted in extending the term of the agreement until July 31, 2006 and included other changes including revised collateral, interest rates and financial covenants. In February 2004, the Company exercised its option to increase the maximum amount of borrowings under the facility, which is determined by a fixed percentage of appraised station values, to $50 million. The maximum borrowing amount of the facility will be reduced by $1 million in August 2004 and again in August 2005. All remaining outstanding borrowings are due on July 31, 2006. The amended agreement continues to contain negative covenants, which among other restrictions, will require the lender's approval for certain station acquisitions and dispositions. At March 31, 2004, $30.0 million was outstanding under the facility.

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

     On September 30, 2003, the Company redeemed the remaining $30 million Senior Secured Discount Notes.

(7) Barter and Trade Transactions

     Revenue and expenses associated with barter agreements in which broadcast time is exchanged for programming rights are recorded at the estimated average rate of the airtime exchanged. Barter revenue amount to $1,107,000 and $1,117,000 during the three month periods ended March 31, 2003 and 2004, respectively. Trade transactions, which represent the exchange of advertising time for good and services, are recorded at the estimated fair value of the products or services received based on comparable cash transactions. Barter and trade revenue is recognized when advertisements are broadcast. Merchandise or services received from airtime trade sales are charged to expense or capitalized and expensed when used.

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

     Stock options outstanding amounting to 2,415,248 shares at March 31, 2004 and 2,542,526 shares at March 31, 2003 were not included in the computation of diluted EPS because there were net losses from continuing operations in all periods presented.

7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

      This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “expect,” “believe,” or “might” or the negative of such terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and the television broadcast industry’s actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include those identified in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2004.

      We are under no duty to publicly update or revise any foward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. In light of these risks, uncertainties and assumptions, the foward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.

     The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report on Form 10-Q.

Overview

     Our nine television stations are regionally diverse and range in size (based on television households) from the 36th through the 85th largest markets in the nation. All but one of our stations are affiliates of The WB Television Network. Our second station in the Albuquerque – Santa Fe marketplace is a UPN affiliate.

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

     Our primary ongoing operating expenses are costs of services, selling, general and administrative expenses, corporate expenses and depreciation and amortization. Costs of services include programming costs, which consist primarily of amortization of broadcast rights relating to syndicated programs as well as costs associated with the production of our morning news show, The Daily Buzz, music rights fees and network compensation expense. Other costs of service include advertising expenses, targeted at viewers, which are net of any reimbursement received or due to us for such advertising and promotion form The WB Network, UPN or from other program suppliers, and engineering and transmission related expenses. Selling, general and administrative expenses primarily include salaries, sales commissions to account executives, ratings services expenses, insurance and various related overhead expenses. Corporate expenses reflect costs of corporate management, which includes senior management and other centralized management support staff, along with investor relations expenses, professional fees, directors and officers insurance and other related corporate overhead.

     The first quarter of 2004 included a marked increase in political advertising demand in certain of our markets and we expect that total advertising by politicians will reach record high in 2004. While we do not directly benefit from such political spending, the increased demand for commercial inventory generally has a positive effect on our ability to increase pricing and market share of non-political advertising expenditures.

     In our continued efforts to moderate our operating expenses, in late 2003 we formed a 50% / 50% joint-venture with Emmis Communications to co-produce, effective January 1, 2004, The Daily Buzz, our weekday morning news show. In connection with our adoption of FIN 46R, since the joint venture has been determined to be a variable interest entity of which we are the primary beneficiary, we are required to reflect Emmis’ contributions, which amount to 50% of the show production costs net of any third party revenue, as minority interest. Although in substance, this minority interest reduces our programming expenses, we are required to report it on our statement of operations immediately before loss from continuing operations.

Results of Operations

The Three Months ended March 31, 2004 vs. March 31, 2003

     Net revenues increased 10% to $11.0 million for the first quarter of 2004 compared to $10.0 million for the same period a year ago. These increases reflect our increased share of market revenues driven by ratings increases over the past year and an estimated growth rate of 5% of broadcast television non-political revenues in our markets compared to the first quarter of 2003.

     Programming expenses increased 12% compared to the first quarter 2003 due primarily to the impact of a $200,000 impairment of certain program rights during the quarter and a $189,000 increase in production costs related to The Daily Buzz. Approximately $239,000 in cost allocations to our partner on the production is included in minority interest for the quarter. Other costs of service increased 6% related primarily to increased engineering costs for our upgrade to digital transmissions last year and selling, general and administrative costs were up 2% for the quarter compared to a year ago due to increased employee sales commissions and higher incentive compensation.

     Depreciation and amortization for the first quarter increased 23% to $1.3 million, compared to $1.1 million in the first quarter of 2003. This increase reflects new depreciation expense on the significant digital transmission related equipment placed into service during 2003.

     Corporate expenses decreased 10% to $873,000 for the first quarter of 2004 as compared to $974,000 for the first quarter of 2003. These decreases reflect a combination of reduced staffing levels and lower professional fees as we reduced expense levels subsequent to the Tribune Transaction.

     Interest expense, net of interest income, decreased 91% to $723,000 in the first quarter of 2004 compared to $8.4 million in the first quarter of 2003. This decrease reflects the eliminated interest on all our $175 million 10 7/8% Notes and $41.7 million of our 12% Notes that were redeemed subsequent to March 31, 2003, net of an increase in interest expense related to our senior credit facility, which had a higher average balance during the first quarter of 2004 compared to the first quarter of 2003.

     We recorded a tax expense for continuing operations of $615,000 during the first quarter of 2004, including a deferred tax expense of $565,000, compared to a tax expense of $483,000 million in the corresponding quarter of 2003. In 2003 a portion of the tax losses of the continuing operations was utilized against the taxable income discontinued operations.

     Income from discontinued operations, net of tax, during the first quarter of 2003 was approximately $113.1 million which relates to our St. Louis and Portland stations and includes a pre-tax gain of $112.6 million on their sale to the Tribune Company.

     Our net loss for the first quarter of 2004 was $3.4 million compared to a net income of $101.9 million for the first quarter of 2003, which included results of our discontinued operations.

Liquidity and Capital Resources

     Cash flow used by operating activities was $1.1 million for the three months ended March 31, 2004 compared to cash flow used by operating activities of $16.3 million for the first three months of 2003. This decrease in cash flow usage of $15.2 million relates primarily to decreased cash interest payments of approximately $14.4 million, improved station operating results and reduced working capital usage.

     Cash flow used in investing activities during the three months of 2004 was $1.7 million compared to $1.0 million used during the first three months of 2003. This increase in usage relates to higher 2004 first quarter capital expenditures, mostly relating to our new transmitter facility for our Madison station, and to additional purchase consideration for a full-power satellite station in the Albuquerque-Santa Fe market.

     Cash flow provided by financing activities was $2.8 million for the first three months of 2004 as we increased borrowings under our senior credit facility to fund net losses and capital expenditures during the quarter. Cash flow used in financing activities was $25.9 million as we repaid all of the outstanding balances under our senior credit facility with proceeds from the Tribune Transaction.

     Cash provided by discontinued operations during the first three months of 2004 was $21,000, representing the collection of remaining receivable balances from the sold stations compared to cash provided by discontinued operations of $271.8 million in the first quarter of 2003 which included the sales proceeds from the Tribune Transaction, net of required capital lease repayments for the sold stations.

     On August 8, 2003, we amended our revolving credit agreement. The amendment included the extension of the term of the agreement through July 31, 2006, the revision of certain collateral, the revision of the financial covenants, and the revision of the interest rates to be charged under the agreement. On February 14, 2004, we exercised our option to increase the maximum borrowings under the facility to $50 million. Under the terms of the loan agreement, the maximum borrowings decrease by $1 million as of August 8, 2004 and August 8, 2005. As of March 31, 2004, there was approximately $30.0 million outstanding under this facility at an average rate of 7.7% per annum and we were in compliance with all the covenants set forth in the agreement. Approximately $20.0 million of additional borrowings were available under the facility as of March 31, 2004.

     In addition to various restrictive covenants, our revolving credit agreement contains certain quarterly and annual financial covenants. Although we expect that non-political advertising demand will grow stronger during the second half of 2004, it is likely that we will be required to amend, or obtain a waiver of, certain of our financial covenants during or after the third quarter of 2004. We have commenced discussions with our current and prospective lenders in an effort to obtain greater flexibility in our borrowing arrangements including modifying our financial covenants, beginning with the third quarter of 2004, lengthening the term of the agreement, increasing the maximum borrowing amounts and broadening our permitted investments under the agreement. We cannot assure you that we will be able to obtain any waiver or amendment on terms favorable to us, nor can we assure you that we will be successful in restructuring or replacing our credit facility. In such case, we might need to sell one or more of our stations to provide us with the liquidity and financing options required.

     We expect that any future acquisitions (and related capital expenditures) of television stations, including any of the three construction permits, would be financed through borrowings or possibly through additional equity financings. Although we believe it would be a secondary alternative, we also have the ability to sell select stations in the event of unforeseen credit difficulties, such as might be experienced if there were further declines in the U.S. economy or in advertising demand. There is no guarantee that such other means of raising capital will be at terms acceptable to us, and accordingly current stockholders could be adversely affected by such financings. We expect to fund operating losses, existing lease repayments and current projected capital expenditures principally from borrowings under our amended, restructured or replacement revolving credit facility.

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to broadcast rights, bad debts, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are fully disclosed in our annual report on Form 10-K filed with the SEC on March 16, 2004. There have been no material changes to these policies during the quarter ended March 31, 2004.

Impact of Recent Accounting Pronouncement

     In February 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, or (c) the right to receive the expected residual returns of the entity if they occur. FIN 46 will have a significant effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disburse risks among parties involved. In addition, FIN 46 contains detailed disclosure requirements. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. On December 24, 2004, the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Rate Entities (“FIN 46R”), FIN 46R requires the Company to apply FIN 46 or FIN 46R to all entities that are considered Special Purpose Entities (as defined by FIN 46) by the end of the first reporting period that ends after December 15, 2003. We do not have any relationships with Special Purpose Entities. In addition, FIN 46R applies to all other variable interest entities created prior to February 1, 2003 by the end of the first reporting period that ends after March 15, 2004 (our three months ended March 31, 2004). The Company evaluated its investments and agreements in effect at December 31, 2003 and determined that there was no impact on its accounting for those due to the application of FIN 46R. On January 1, 2004, the Company formed a venture with Emmis Communications to jointly produce The Daily Buzz, a weekday morning news program. This venture has been determined to be a variable interest entity and the Company is the primary beneficiary. Accordingly, the venture has been consolidated in the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company’s credit facility has a variable interest rate. Accordingly, the Company’s interest expense could be materially affected by future fluctuations in the applicable interest rate. At March 31, 2004, the Company had outstanding borrowings of $30.0 million under its credit facility at an effective annual borrowing rate of 7.7%. Based on the outstanding borrowings at March 31, 2004, a 1% increase in our effective borrowing rate would increase our annual interest expense by approximately $300,000.

Item 4. Controls and Procedures

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of March 31, 2004, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and proceedings. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective. The Company reviews its disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company’s business.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is from time to time involved in litigation incidental to the conduct of its business. The Company maintains comprehensive general liability and other insurance, which it believes to be adequate for the purpose. The Company is not currently a party to any lawsuit or proceeding that management believes would have a material adverse affect on its financial condition or results of operations.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

31.1	Certification of Chief Executive Officer to Rules 13a–14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer to Rules 13a–14(a) under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

     On February 14, 2004, the Company furnished a Current Report on Form 8-K reporting the issuance of a press release reporting the financial results and earnings for the Company’s year ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACME Communications, Inc.

Date: May 7, 2004	By:	/s/ Thomas D. Allen

Thomas D. Allen Executive Vice President / CFO (Principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rules 13a–14(a) under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a–14(a) under the Securities and Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 31.1

I, Jamie Kellner, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of ACME Communications, Inc.;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 7, 2004

/s/ Jamie Kellner
Chief Executive Officer and Chairman of the Board

EXHIBIT 31.2

I, Thomas D. Allen, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of ACME Communications, Inc.;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.	all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information;

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 7, 2004

/s/ Thomas D. Allen
Executive Vice President and Chief Financial Officer

EXHIBIT 32

WRITTEN STATEMENT
PURSUANT TO
18 U.S.C. SECTION 1350

     The undersigned, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of ACME Communications, Inc. (the “Company”) hereby certify that, to the best of our knowledge, pursuant to 18 U.S.C. §1350:

(i) the quarterly report on Form 10-Q for the three months ended March 31, 2004 of the Company (the “Report”) fully complies with the requirements of section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

(ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 7, 2004
/s/ Jamie Kellner

Jamie Kellner Chairman and Chief Executive Officer
/s/ Thomas D. Allen

Thomas D. Allen Executive Vice President and Chief Financial Officer

End of Filing