Form 10-Q
period 2004-06-30
ACME COMMUNICATIONS INC
filed 2004-08-09
CIK 1092013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-27105

ACME COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0866283 (I.R.S. employer identification no.)

2101 E. Fourth Street, Suite 202 A
Santa Ana, California, 92705
(714) 245-9499
(Address and telephone number of principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [  ]

            As of August 6, 2004, ACME Communications, Inc. had 16,772,415 shares (including 429,115 shares held in treasury) of common stock outstanding.

ACME COMMUNICATIONS, INC.

FORM 10-Q

ACME Communications, Inc. and Subsidiaries Consolidated Balance Sheet
	As of
	June 30, 2004 (unaudited)	December 31 2003
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,640	$1,197
Restricted cash	37	1,984
Accounts receivable, net	8,621	8,037
Current portion of programming rights	9,705	10,561
Prepaid expenses and other current assets	714	850

Total Current Assets	20,717	22,629

Property and equipment, net	30,615	28,774
Programming rights, net of current portion	12,729	17,243
Intangible assets, net	99,787	99,016
Other assets	3,602	4,250

Total Assets	$167,450	$171,912

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,506	$5,833
Accrued liabilities	4,332	3,281
Current portion of programming rights payable	10,446	10,764
Current portion of obligations under lease	91	2,048
Income taxes payable	67	279

Total Current Liabilities	21,442	22,205
Programming rights payable, net of current portion	11,208	16,545
Obligations under lease, net of current portion	966	988
Other liabilities	84	79
Deferred income taxes	8,065	7,500
Notes payable under revolving credit facility	36,050	26,970

Total Liabilities	77,815	74,287

Minority Interest	168	--
Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no
Shares issued and outstanding	--	--
Common stock, $.01 par value; 50,000,000 shares authorized,
16,772,415 and 16,767,250 shares issued and outstanding
at June 30, 2004 and December 31, 2003, respectively	168	168
Additional paid-in capital	132,038	131,998
Unearned compensation	(11)	(34)
Accumulated deficit	(39,745)	(34,507)

Less: Treasury stock, at cost; 429,115 shares	(2,983)	--

Total Stockholders' Equity	89,467	97,625

Total Liabilities and Stockholders' Equity	$167,450	$171,912

See the notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Operations (Unaudited) (In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
				(restated)

Net revenues	$12,217	$11,532	$23,228	$21,524

Operating expenses:
Cost of Service:
Programming, including program amortization	4,943	4,655	9,578	8,793
Other costs of service (excluding depreciation and amortization of $1,284 and $1,182 for the three months ended June 30, 2004 and June 30, 2003 respectively, and $2,573 and $2,158 for the
six months ended June 30, 2004 and June 30, 2003 respectively)	2,019	1,890	3,752	3,527
Selling, general and administrative expenses	4,661	4,761	9,363	9,364
Depreciation and amortization	1,297	1,131	2,599	2,192
Corporate expense	946	972	1,819	1,939

Operating expenses	13,866	13,409	27,111	25,815

Operating loss	(1,649)	(1,877)	(3,883)	(4,291)

Other income (expenses):
Interest income	3	198	5	294
Interest expense	(836)	(2,496)	(1,559)	(10,880)
Loss on early extinguishment of debt	--	(9,926)	--	(9,926)
Other	(34)	(3)	(55)	(40)

Loss from continuing operations before income taxes and minority interest	(2,516)	(14,104)	(5,492)	(24,843)
Income tax expense, continuing operations	(493)	(300)	(1,108)	(783)

Loss from continuing operations before minority interest	(3,009)	(14,404)	(6,600)	(25,626)
Minority interest	218	--	457	--

Loss from continuing operations	(2,791)	(14,404)	(6,143)	(25,626)

Discontinued operations:
Income (loss) from discontinued operations	--	(34)	--	113,998
Income tax benefit (expense)	--	1	--	(907)

Income from discontinued operations	--	(33)	--	113,091

Net income (loss)	$(2,791)	$(14,437)	$(6,143)	$87,465

Income (loss) per share, basic and diluted:
Continuing operations	$(0.17)	$(0.86)	$(0.37)	$(1.53)
Discontinued operations	--	(0.00)	--	6.75

Net income (loss) per share	$(0.17)	$(0.86)	$(0.37)	5.22

Weighted average basic and diluted common shares oustanding	16,739	16,753	16,754	16,751

See the notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity (In Thousands) (Unaudited)
	Common Stock Shares Amount		Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2003	16,767	$168	$131,998	$(34)	$(34,507)	$--	$97,625
Exercise of stock options	5	--	40	--	--	--	40
Amortization	--	--	--	23	--	--	23
Purchase of treasury stock, at cost	--	--	--	--	--	(2,983)	(2,983)
Net loss	--	--	--	--	(6,143)	--	(6,143)

Balance at June 30, 2004	16,772	$168	$132,038	$(11)	$(40,650)	$(2,983)	$88,562

See the notes to the consolidated financial statements.

ACME Communications, Inc and Subsidiaries Consolidated Statement of Cash Flows (unaudited)
	For the Six Months Ended June 30,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net loss from continuing operations	$(6,143)	$(25,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	(457)	--
Provision for doubtful accounts receivable	257	346
Depreciation and amortization	2,599	2,192
Amortization of program rights	5,752	5,403
Amortization of debt issuance costs	404	853
Amortization of discount on 12% senior secured discount notes	--	298
Amortization of deferred compensation	23	24
Loss on early extinguishment of debt	--	9,926
Deferred taxes	1,008	1,504
Gain on disposal of assets	--	(33)
Changes in assets and liabilities:
Increase in accounts receivables	(841)	(758)
Increase in prepaid expenses and other current assets	--	(576)
Increase in other assets	(115)	(126)
Increase (decrease) in accounts payable	112	(67)
Increase (decrease) in accrued liabilities	1,051	(6,300)
Decrease in current taxes payable	(162)	(774)
Payments for programming rights	(5,380)	(5,313)
Decrease in other liabilities	(6)	(40)

Net cash used in operating activities	(1,898)	(19,067)

Cash flows from investing activities:
Purchase of property and equipment	(3,879)	(1,641)
Purchases of and deposits for station interests	(174)	(48)
Purchase of treasury stock	(2,983)	--

Net cash used in investing activities	(7,036)	(1,689)

Cash flows from financing activities:
Contributions by minority stockholder	625	---
Borrowings under revolving credit facility	9,080	1,429
Payments on revolving credit facility	--	(20,218)
Payment of financing costs on credit facility	(336)	(504)
Repurchase of senior discount notes	--	(216,635)
Cash expenses associated with the redemption of notes	--	(6,240)
Cash restricted as collateral under capital lease facilities	1,947	(5,479)
Payments on capital lease obligations	(1,979)	(2,962)
Proceeds from the issuance of common stock	40	116

Net cash provided by (used in) financing activities	9,377	(250,493)

Increase (decrease) in cash	443	(271,249)
Cash from discontinued operations	--	280,709

Net increase in cash	443	9,460
Cash at beginning of period	1,197	1,860

Cash at end of period	$1,640	$11,320

Cash payments for:
Interest	$872	$16,015
Taxes	$254	$115

Non-cash transactions:
Program rights in exchange for program rights payable	$14	$579

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

      The Company adopted the provisions of FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities”, effective January 1, 2004. On that same date, the Company’s joint venture with Emmis Communications to produce The Daily Buzz, a weekday morning three-hour television news show. Under the agreement, the Company made an initial contribution of property and equipment with an agreed fair value and book value of $750,000 and Emmis is required to contribute the next $750,000 in capital equipment purchased by the venture. Through June 30, 2004, the amount contributed to-date by Emmis for new capital equipment was $234,000. Until and unless Emmis completes this equalizing contribution, under FIN 46R, the Company is deemed the primary beneficiary of the venture and accordingly, has consolidated the venture into its financial statements. The creditors of the venture have no recourse against the Company or Emmis. In accordance with FIN 46R, Emmis’ share of the net production costs which were funded through capital contributions to the venture during the six months ended June 30, 2004 of $239,000 has been reflected as minority interest in the accompanying consolidated statement of operations.

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

Description of the Business

      ACME Communications, Inc. is a holding company with no independent operations other than through its wholly-owned subsidiary, ACME Television. ACME Television, through its wholly-owned subsidiaries, owns and operates the following nine commercially licensed broadcast television stations located throughout the United States:

Station	Channel	Marketplace	Market Rank(1)	Network Affiliation
KUWB	30	Salt Lake City, Utah	36	WB
KWBQ	19	Albuquerque-Santa Fe, New Mexico	49	WB
KASY	50	Albuquerque-Santa Fe, New Mexico	49	UPN
WBDT	26	Dayton, Ohio	59	WB
WBXX	20	Knoxville, Tennessee	61	WB
WIWB	14	Greenbay-Appleton, Wisconsin	70	WB
WTVK	46	Ft. Myers-Naples, Florida	70	WB
WBUI	23	Champaign-Springfield-Decatur, Illinois	82	WB
WBUW	57	Madison, Wisconsin	85	WB

                                                         (1) based on television households per Nielsen Market Research for the 2003 / 2004 season

      The Company also owns the rights to acquire construction permits to build three new WB Network affiliates in Lexington, KY, Richmond, VA and Flint-Saginaw-Bay Cities, MI. The acquisition of these construction permits is dependent on the Federal Communications Commission approving the underlying applications. The aggregate purchase price for these three construction permits is approximately $14.4 million. In May 2004, the Company entered into an agreement with a third party to sell its rights to the construction permit serving the Flint-Saginaw-Bay Cities, MI marketplace, if and when granted by the Federal Communications Commission.

(2) Presentation of Interim Financial Statements

      Segment information is not presented because all of the Company’s revenues are attributed to a single reportable segment — television broadcasting.

      The accompanying consolidated financial statements for the three months and six months ended June 30, 2004 and 2003 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to this Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position and the results of operations, and cash flows for these periods. As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financials statements do not include all disclosures and footnotes normally included with annual consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s 2003 Annual Report on Form 10-K filed with the SEC on March 16, 2004. The results of operations presented in the accompanying consolidated financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

      The accompanying consolidated balance sheet as of December 31, 2003 is derived from the audited consolidated financial statements included in the Company’s 2003 Annual Report on Form 10-K.

      Certain amounts previously reported in 2003 have been reclassified to conform to the 2004 financial statement presentation. In addition, the Company restated and increased its first quarter 2003 net income, included in the accompanying consolidated statement of operations for the six months ended June 30, 2003, relating to a $1.4 million deferred tax benefit attributable to its discontinued operations that was not determined until the fourth quarter of 2003.

(3) Accounting for Stock Options

      The Company has adopted Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” which establishes a fair value based method of accounting for stock-based compensation. SFAS No. 123 encourages but does not require entities to adopt its provisions in place of the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”. SFAS No. 123 permits entities to recognize the expense of all stock-based awards over the vesting period of the awards. The expense is calculated based on the fair value at the date of grant. Alternatively, APB No. 25 requires that the expense of stock-based employee compensation be recognized based on the difference, if any, between the quoted market price of the stock and the amount the employee must pay to acquire the stock. APB No. 25 specifies various dates to be used to determine the quoted market price, depending on whether the terms of the stock-based compensation award are fixed or variable. Under SFAS No. 123 if an entity elects to follow APB No. 25 it must provide pro forma net income disclosure for employee stock option grants made, as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB No. 25. Had the Company chosen to adopt the provisions of Statement of Financial Accounting Standards No. 123, as amended by SFAS No. 148 — “Accounting for Stock-Based Compensation — Transition and Disclosure,” and recognized compensation cost based upon the fair value of all options granted (including those granted at or above fair market value) at the date of grant, the Company’s net loss (in thousands) and net loss per share for the three months and six months ended June 30, 2004 and 2003 would have been:

	For the Three Months Ended June30,		For the Six Months Ended June 30,
Amounts in thousands, except per share data	2004	2003	2004	2003
	(unaudited)		(unaudited)

Net income (loss), as reported	$(2,791)	$(14,437)	$(6,143)	$87,465

Add: Stock-based employee compensation expense
included in reported net income (loss)	12	12	23	24
Deduct: Total stock-based compensation expense determined
under fair-value based method for all awards	(496)	(1,363)	(1,028)	(2,726)

Pro forma net income (loss)	$(3,275)	$(15,788)	$(7,148)	$84,763

Income (loss) per share, basic and diluted:
As reported	$(0.17)	$(0.86)	$(0.37)	$5.22
Pro forma	$(0.20)	$(0.94)	$(0.43)	$5.06

(4)  Income Taxes

      The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”effective January 1, 2002. Under SFAS No. 142, the Company no longer amortizes goodwill or indefinite lived intangible assets.

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

(5) Revolving Credit Facility

      On March 21, 2003 the Company completed the Tribune Transaction and concurrently repaid all borrowings under its revolving credit agreement. The Company amended this facility on August 8, 2003 and is in compliance with the covenants of this amended facility as of June 30, 2004. The amendment resulted in extending the term of the agreement until July 31, 2006 and included other changes including revised collateral, interest rates and financial covenants. In February 2004, the Company exercised its option to increase the maximum amount of borrowings under the facility, which is determined by a fixed percentage of appraised station values, to $50 million. The maximum borrowing amount of the facility will be reduced by $1 million in August 2004 and again in August 2005. All remaining outstanding borrowings are due on July 31, 2006. On May 21, 2004, the facilty was futher amended to allow the Company to repurchase up to $5 million of it's common stock. The amended agreement continues to contain negative covenants, which, among other restrictions, will require the lender’s approval for certain station acquisitions and dispositions. At June 30, 2004, $36.1 million was outstanding under the facility and the Company was in compliance with all provisions of the agreement.

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

      On September 30, 2003, the Company redeemed the remaining $30 million Senior Secured Discount Notes.

(7) Barter and Trade Transactions

      Revenue and expenses associated with barter agreements in which broadcast time is exchanged for programming rights are recorded at the estimated average rate of the airtime exchanged. Barter revenues amount to $1,180,000 and $1,098,000 during the three-month periods ended June 30, 2004 and 2003, respectively and $2,297,000 and $2,128,000 for the six-month periods ended June 30, 2004 and 2003, respectively. Trade transactions, which represent the exchange of advertising time for goods or services, are recorded at the estimated fair value of the products or services received based on comparable cash transactions. Barter and trade revenue is recognized when advertisements are broadcast. Merchandise or services received from airtime trade sales are charged to expense or capitalized and expensed when used.

(8) Stock Repurchase Plan

      On May 27, 2004, the Company’s Board of Directors approved a Stock Repurchase Plan (the “Plan”). The Plan is limited to $5.0 million in stock repurchases and expires on December 31, 2004. Effective June 16, 2004, the Plan operated under Rule 10(b)5-1 of the rules promulgated under the Securities Exchange Act of 1934, allowing the third party administrator to purchase shares in the open market at levels and prices pre-determined by the Company. As of June 30, 2004, the Company had repurchased a total of 429,115 shares of its common stock under the Plan at an aggregate cost of $2,983,000, or an average per share cost of $6.95. These repurchased shares have been included as treasury stock in the accompanying financial statements.

(9) Income (Loss) Per Common Share

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

      Stock options outstanding amounted to 2,385,848 shares at June 30, 2004 and 2,433,231 shares at June 30, 2003 and were not included in the computation of diluted EPS because there were net losses from continuing operations in all periods presented.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

      This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “expect,”“believe,” or “might” or the negative of such terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and the television broadcast industry’s actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include those identified in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2004.

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

      Our primary ongoing operating expenses are costs of services, selling, general and administrative expenses, corporate expenses and depreciation and amortization. Costs of services include programming costs, which consist primarily of amortization of broadcast rights relating to syndicated programs as well as costs associated with the production of our morning news show, The Daily Buzz, music rights fees and network compensation expense. Other costs of service include advertising expenses, targeted at viewers, which are net of any reimbursement received or due to us for such advertising and promotion from The WB Network, UPN or from other program suppliers, and engineering and transmission related expenses. Selling, general and administrative expenses primarily include salaries, sales commissions to account executives, ratings services expenses, insurance and various related overhead expenses. Corporate expenses reflect costs of corporate management, which includes senior management and other centralized management support staff, along with investor relations expense, professional fees, directors and officers insurance and other related corporate overhead.

      The second quarter of 2004 included a significant increase in political advertising demand compared to the second quarter of 2003 in certain of our markets and we expect that total advertising by politicians will reach another record high in 2004. While we do not directly benefit from such political spending, the increased demand for commercial inventory by politicians generally has a positive effect on our ability to increase pricing and market share of non-political advertising expenditures. In the second quarter, however, non-political advertising growth was slower in our markets compared to the first quarter, which limited our ability to increase market share from displaced non-political advertising.

      Furthermore, The WB Television Network, the performance of which directly affects our group, has suffered current season ratings declines in their prime time lineup compared to the 2002 / 2003 broadcast season. While our stations have experienced relatively smalller declines in the WB Prime time period, these declines and the season-to-date average declines in our post-prime daypart adversely affected our revenue growth during the second quarter of 2004. We are hopeful, however, that the WB Network will rebound from this season's declines and coupled with the improvements in our syndicated programming lineup this fall, we believe that we will regain our ratings momentum during the fourth quarter.

      In our continued efforts to moderate our operating expenses, in late 2003 we formed a 50/50% joint-venture with Emmis Communications to co-produce, effective January 1, 2004, The Daily Buzz, our weekday morning news show. In connection with our adoption of FIN No. 46R, since the joint venture has been determined to be a variable interest entity of which we are the primary beneficiary, we are required to reflect Emmis’ contributions, which amount to 50% of the show production costs net of any third party revenue, as minority interest. Although in substance, this minority interest reduces our programming expenses, we are required to report it on our statement of operations immediately before net income from continuing operations.

Results of Operations

The Three Months Ended June 30, 2004 vs. June 30, 2003

      Net revenues increased 6% to $12.2 million for the second quarter of 2004 compared to $11.5 million for the same period a year ago. This increase reflects our aggregate increased share of market revenues driven by ratings increases over the past year and an estimated growth rate of approximately 4% of broadcast television non-political revenues in our markets compared to the second quarter of 2003.

      Programming expenses increased 6% to $4.9 million compared to $4.7 million for the second quarter of 2003 due primarily to an increase in program rights write-downs during the quarter of $238,000 compared to the prior-year quarter. Approximately $218,000 in net programming cost attributable to our venture partner on the The Daily Buzz production is included in minority interest for the quarter. Other costs of service increased 7% to $2.0 million for the second quarter of 2004 compared to $1.9 million for the second quarter of 2003 relating primarily to increased promotion and engineering costs. Selling, general and administrative costs declined 2% to $4.7 million for the quarter compared to $4.8 million a year ago due primarily to reduced incentive compensation and bad debt expense.

      Depreciation and amortization for the second quarter increased 15% to $1.3 million, compared to $1.1 million in the second quarter of 2003. This increase reflects new depreciation expense on the significant digital transmission related equipment placed into service during 2003.

      Corporate expenses decreased 3% to $946,000 for the second quarter of 2004 as compared to $972,000 for the second quarter of 2003. These decreases reflect a combination of reduced staffing levels and lower professional fees as we reduced expense levels subsequent to the Tribune Transaction in March 2003, net of increased professional fees relating to our implementation of provisions of the Sarbanes-Oxley Act.

      Interest expense, net of interest income, decreased 64% to $833,000 in the second quarter of 2004 compared to $2.3 million in the second quarter of 2003. This decrease reflects the eliminated interest on all of our $175 million 10 7/8% Notes and $41.7 million of our 12% Notes that were redeemed subsequent on April 21, 2003, net of an increase in interest expense related to our senior credit facility, which had a higher average balance during the second quarter of 2004 compared to the second quarter of 2003.

      We recorded a tax expense for continuing operations of $493,000 during the second quarter of 2004, including a deferred tax expense of $443,000, compared to a tax expense of $300,000 in the corresponding quarter of 2003. In 2003 a portion of the tax losses of the continuing operations was utilized against the taxable income from discontinued operations.

      Our net loss for the second quarter of 2004 was $2.8 million compared to a net income of $14.4 million for the second quarter of 2003.

The Six Months Ended June 30, 2004 vs. June 30, 2003

      Net revenues increased 8% to $23.2 million for the first six months of 2004 compared to $21.5 million for the same period a year ago. This increase reflects our increased share of market revenues driven by ratings increases over the past year and an estimated growth rate of approximately 3.7% of broadcast television non-political revenues in our markets compared to the first six months of 2003.

      Programming expenses increased 9% to $9.6 million compared to $8.8 million for the first six months of 2003 due primarily to an increase in program rights write-downs of $428,000 and an increase in production costs related to The Daily Buzz of $470,000. Approximately $457,000 in cost allocations to our venture partner on the production is included in minority interest for the first six months of 2004. Other costs of service increased 6% to $3.8 million compared to $3.5 million for the corresponding six-month period a year ago primarily due to increased engineering costs for our upgrade to digital transmissions last year. Selling, general and administrative costs increased were essentially unchanged compared to the prior six month period.

      Depreciation and amortization for the six months ended June 30, 2004 increased 19% to $2.6 million, compared to $2.2 million for the six months ended June 30, 2003. This increase reflects new depreciation expense on the significant digital transmission related equipment placed into service during 2003.

      Corporate expenses decreased 6% to $1.8 million for the first six months of 2004 as compared to $1.9 million for the first six months of 2003. This decrease reflects a combination of reduced staffing levels and insurance costs net of increased professional fees related to the Company’s implementation of provisions of the Sarbanes Oxley Act.

      Interest expense, net of interest income, decreased 85% to $1.6 million for the six months ended June 30, 2004 compared to $10.6 million for the six months ended June 30, 2003. This decrease reflects the eliminated interest on all of our $175 million 10 7/8% Notes and $41.7 million of our 12% Notes that were redeemed on April 21, 2003, net of an increase in interest expense related to our senior credit facility, which had a higher average balance during the first six months of 2004 compared to the first six months of 2003.

      We recorded a tax expense for continuing operations of $1.1 million during the first six months of 2004 compared to a tax expense of $783,000 in the corresponding six months of 2003. In 2003 a portion of the tax losses of the continuing operations was utilized against the taxable income from discontinued operations.

      Income from discontinued operations, net of tax, during the first six months of 2003 was approximately $113.1 million which relates to our St. Louis and Portland stations and includes a pre-tax gain of $112.6 million on their sale to the Tribune Company.

      Our net loss for the first six months of 2004 was $6.1 million compared to a net income of $87.5 million for the first six months of 2003, which included results of our discontinued operations.

Liquidity and Capital Resources

      Cash flow used by operating activities was $1.9 million for the six months ended June 30, 2004 compared to cash flow used by operating activities of $19.1 million for the first six months of 2003. This significant decrease in cash flow usage of $17.2 million relates primarily to decreased cash interest payments of approximately $15.3 million, improved station operating results and reduced working capital usage.

      Cash flow used in investing activities during the six months of 2004 was $7.0 million compared to $1.7 million used during the six months of 2003. This increase in usage relates to higher 2004 capital expenditures, mostly relating to our new tower and transmitter facility for our Madison station and to the upgrade to HDTV capability at three of our stations, to our stock repurchases and to the additional purchase consideration for a full-power satellite station in the Albuquerque-Santa Fe market.

      Cash flow provided by financing activities was $9.4 million for the six months of 2004 as we increased borrowings under our senior credit facility to fund net losses, capital expenditures and stock repurchases during the period and we received $625,000 from our venture partner in The Daily Buzz. Cash flow used in financing activities for the first six months of 2003 was $250.5 million principally relating to the repayment of all of our 10 7/8% notes, a portion of our 12% notes and our the outstanding balances under our senior credit facility with proceeds from the Tribune Transaction.

      Cash provided by discontinued operations during the six months of 2003 was $280.7 million which included the net sales proceeds from the Tribune Transaction, net of required capital lease repayments for the sold stations.

      On August 8, 2003, we amended our revolving credit agreement. The amendment included the extension of the term of the agreement through July 31, 2006, the revision of certain collateral, the revision of the financial covenants, and the revision of the interest rates to be charged under the agreement. On February 14, 2004, we exercised our option to increase the maximum borrowings under the facility to $50 million. On May 21, 2004, the facility was futher amended to allow us to repurchase up to $5 million of our common stock. Under the terms of the loan agreement, the maximum borrowings decrease by $1 million as of August 8, 2004 and August 8, 2005. As of June 30, 2004, there was approximately $35.1 million outstanding under this facility at an average rate of 6.4% per annum and we were in compliance with all the covenants set forth in the agreement. Approximately $14.9 million of additional borrowings were available under the facility as of June 30, 2004.

      In addition to various restrictive covenants, our revolving credit agreement contains certain quarterly and annual financial covenants. Our senior credit facility lenders have agreed to amend or waive all of our third and fourth quarter 2004 financial covenants. In addition, we are in advanced discussions with these lenders to amend the credit facility to (a) lengthen the term, (b) increase our maximum borrowing amounts, (c) broaden our permitted investments under the agreement and (d) modify our financial covenants beginning with the first quarter of 2005. We expect to complete this broader amendment by September, 30 2004. We cannot be certain that we will be successful completing this latter amendment to our current credit facility and, if we are unable to do so, we will be required to seek a waiver or amendment of certain of our financial covenants beginning with the first quarter of 2005. If we cannot either amend or, alternatively, replace this facility, we might need to sell one of more of our stations to provide us with the liquidity and financing options required.

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

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to broadcast rights, bad debts, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are fully disclosed in our annual report on Form 10-K filed with the SEC on March 16, 2004. There have been no material changes to these policies during the six months ended June 30, 2004.

Impact of Recent Accounting Pronouncement

      In February 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, or (c) the right to receive the expected residual returns of the entity if they occur. FIN 46 will have a significant effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disburse risks among parties involved. In addition, FIN 46 contains detailed disclosure requirements. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. On December 24, 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Rate Entities (“FIN 46R”). FIN 46R requires the Company to apply FIN 46 or FIN 46R to all entities that are considered Special Purpose Entities (as defined by FIN 46) by the end of the first reporting period that ends after December 15, 2003. We do not have any relationships with Special Purpose Entities. In addition, FIN 46R applies to all other variable interest entities created prior to February 1, 2003 by the end of the first reporting period that ends after March 15, 2004 (our three months ended March 31, 2004). The Company evaluated its investments and agreements in effect at December 31, 2003 and determined that there was no impact on its accounting for those due to the application of FIN46R. On January 1, 2004, the Company formed a venture with Emmis Communications to jointly produce The Daily Buzz, a weekday morning news program. This venture has been determined to be a variable interest entity and the Company is the primary beneficiary. Accordingly, the venture has been consolidated in the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The Company’s credit facility has a variable interest rate. Accordingly, the Company’s interest expense could be materially affected by future fluctuations in the applicable interest rate. At June 30, 2004, the Company had outstanding borrowings of $36.1 million under its credit facility at an effective annual borrowing rate of 6.64%. Based on the outstanding borrowings at June 30, 2004, a 1% increase in our effective borrowing rate would increase our annual interest expense by approximately $361,000.

Item 4. Controls and Procedures

      Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of June 30, 2004, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective. The Company reviews its disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company’s business.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      A summary of ACME Communications, Inc.‘s purchases of its Common Stock during the three months ended June 30, 2004 under its $5.0 million stock repurchase program authorized by its Board of Directors in May 2004, expiring on December 31, 2004 and publicly announced on June 7, 2004 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan

April 1 - 30, 2004	--	--	--
May 1 - 31, 2004	--	--	--
June 1 - 30, 2004	429,115	$6.95	$2,017,000

Total	429,115	$6.95	$2,017,000

      On July 23,2004, the Company completed the stock repurchase program, having acquired an additional 296,537 shares in July at an average share price of $6.89 for and aggregate cost of $2,016,707.

Item 4. Submission of Matters to a Vote of Security Holders

      Our Annual Meeting of Stockholders was held May 27, 2004 to elect our seven directors (constituting the entire Board of Directors) for the term of one year and to ratify the appointment of KPMG LLP as our independent accounts.

      The following table lists the number of votes cast for, against or withheld, abstentions and broker non-votes for each of the individuals elected to the Board of Directors.

Number of Votes
Nominee	For	Withheld/ Against	Abstentions	Broker Non-Votes
Jamie Kellner	13,641,131	1,325,803	-	-
Douglas Gealy	13,670,085	1,325,803	-	-
Thomas Allen	12,328,900	2,338,034	-	-
James Collis	12,628,900	2,338,834	-	-
Michael Corrigan	13,670,885	1,296,049	-	-
Thomas Embrescia	13,670,885	1,296,049	-	-
Brian McNeil	13,670,885	1,296,049	-	-

      The appointment of KPMG LLP as independent accountants was ratified with 13,894,580 votes for ratification, 1,072,282 votes against ratification and 72 votes abstaining. There were no votes withheld and no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits.

  10.1   Amendment Number 2 dated May 21, 2004 to the Amended and Restated Loan and Security Agreement dated August 8, 2003.

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

(b) Reports on Form 8-K

      On May 7, 2004, the Company furnished a Current Report on Form 8-K reporting the issuance of a press release reporting the financial results and earnings for the Company’s first quarter ended March 31, 2004.

      On June 7, 2004, the Company furnished a Current Report on Form 8-K reporting the issuance of a press release announcing the Board of Director’s approval of a stock repurchase plan.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2004	ACME Communications, Inc. By: /s/ THOMAS D. ALLEN Thomas D. Allen Executive Vice President & Cheif Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment Number 2 dated May 21, 2004 to the Amended Restated Loan and Security Agreement dated August 8, 2003.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002