Form 10-K/A
period 2003-12-31
ACME COMMUNICATIONS INC
filed 2004-08-11
CIK 1092013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________

FORM 10-K/A
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X]   No [ ]

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

EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K, filed on March 16, 2004 (the “Original Form 10-K”) to correct the first quarter net income and the fourth quarter net loss contained in Footnote 14 of the Company’s Financial Statements – “Selected Quarterly Data (Unaudited)". In addition, Exhibit 23.1, “Consent of KPMG, LLP” was inadvertently omitted from the Original Form 10-K and is now included herein.

      We have amended and restated the Original Form 10-K in its entirety in this filing.

ACME COMMUNICATIONS, INC.

ANNUAL REPORT ON FORM 10-K/A

TABLE OF CONTENTS

Page

PART I

Item 1.	Description of Business ................................................................................................................................................................3
Item 2.	Properties .......................................................................................................................................................................................15
Item 3.	Legal Proceedings ........................................................................................................................................................................15
Item 4.	Submission of Matters to a Vote of Security Holders.............................................................................................................16

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters..............................................................................................16
Item 6.	Selected Financial Data................................................................................................................................................................17
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations..........................................19
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk..............................................................................................28
Item 8.	Financial Statements and Supplementary Data:

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................46
Item 9A.	Controls and Procedures..............................................................................................................................................................46

PART III

Item 10.*	Directors and Executive Officers of the Registrant..................................................................................................................47
Item 11.*	Executive Compensation..............................................................................................................................................................47
Item 12.*	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters........................47
Item 13.*	Certain Relationships and Related Transactions.....................................................................................................................47

PART IV

Item 14.*	Principle Accountants and Fees and Service..........................................................................................................................47
Item 15.	Exhibits, FinancialStatement Schedules and Reports on Form 8-K......................................................................................47

____________
*   Items incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A relating to the 2004 Annual Meeting of        Stockholders.

Forward-looking Statements

     This Annual Report on Form 10-K/A includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "intend," "could," "expect," "anticipate," "believe," "predict," "potential", "might", "project", "outlook", or "continue" or the negative of such terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and the television broadcast industry's actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include those identified under "Risk Factors" in this Annual Report on Form 10-K/A. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K/A might not occur.

     We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K/A. In addition, we make no representation with respect to any materials available on the Internet, including materials available on our website.

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

     The Company applies Accounting Principles Board Opinion No. 25 and related interpretations, in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for options granted at or above fair market value at the time of grant. For the grants that were made at an option price lower than fair market value at the time of grant, compensation expense was as follows:

	Continuing Operations
	Other cost of		Discontinued
	Services	Corporate	Operations	Total
	(in thousands)

2001	$ 197	$ 138	$ 194	$ 529
2002	173	94	194	461
2003	46	--	--	46

(14)  Selected Quarterly Data (Unaudited)

	Q-1	Q-2	Q-3	Q-4	Year
	(In thousands, except per share data)
2003	(Restated)
Net revenues	$ 9,979	$ 11,545	$ 10,778	$ 11,160	$ 43,462
Operating loss	(2,414)	(1,877)	(2,012)	(5,439)	(11,742)
Net income (loss)	101,902	(14,437)	(5,304)	(7,193)	74,968
Net income (loss) per common share	6.08	(0.86)	(0.32)	(0.43)	4.47

2002
Net revenues	$ 7,486	$ 9,240	$ 9,017	$ 10,263	$ 36,006
Operating loss	(2,814)	(2,084)	(2,156)	(2,153)	(9,207)
Net loss	(36,958)	(6,362)	(5,420)	(7,236)	(55,976)
Net loss per common share	(2.21)	(0.38)	(0.32)	(0.43)	(3.34)

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

                               ACME Communications, Inc.

August 6, 2004                                                                                       /s/ Thomas D. Allen
                                                                                                                     Thomas D. Allen
                                                                                                                     Executive Vice President/Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

*	Chairman of the Board and Chief Executive Officer	August 6, 2004
Jamie Kellner	(Principal Executive Officer)

*	Director	August 6, 2004
Douglas Gealy

/s/ Thomas D. Allen	Executive Vice President, Chief Financial Officer	August 6, 2004
Thomas D. Allen	(Principal Financial and Accounting Officer)and Director

*	Director	August 6, 2004
James Collis

*	Director	August 6, 2004
Thomas Embrescia

*	Director	August 6, 2004
Brian McNeill

/s/ Thomas D. Allen	* Attorney in Fact	August 6, 2004
Thomas D. Allen

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