Form 10-Q/A
period 2004-06-30
ACME COMMUNICATIONS INC
filed 2004-11-09
CIK 1092013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

ACME Communications, Inc. (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 to correct a clerical error in the EDGAR filing process which resulted in incorrect amounts being reflected for programming rights, income taxes payable, deferred income taxes and accumulated deficit in the Company's balance sheet as of June 30, 2004. No other information contained in the the original Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 was affected.

We have amended and restated the original Form 10-Q in its entirety in this filing.

ACME COMMUNICATIONS, INC.

FORM 10-Q/A

ACME Communications, Inc. and Subsidiaries Consolidated Balance Sheet
	As of
	June 30, 2004 (unaudited)	December 31 2003
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,640	$1,197
Restricted cash	37	1,984
Accounts receivable, net	8,621	8,037
Current portion of programming rights	9,469	10,561
Prepaid expenses and other current assets	714	850

Total Current Assets	20,481	22,629

Property and equipment, net	30,615	28,774
Programming rights, net of current portion	12,553	17,243
Intangible assets, net	99,787	99,016
Other assets	3,602	4,250

Total Assets	$167,038	$171,912

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,506	$5,833
Accrued liabilities	4,332	3,281
Current portion of programming rights payable	10,446	10,764
Current portion of obligations under lease	91	2,048
Income taxes payable	117	279

Total Current Liabilities	21,492	22,205
Programming rights payable, net of current portion	11,208	16,545
Obligations under lease, net of current portion	966	988
Other liabilities	84	79
Deferred income taxes	8,508	7,500
Notes payable under revolving credit facility	36,050	26,970

Total Liabilities	78,308	74,287

Minority Interest	168	--
Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no
Shares issued and outstanding	--	--
Common stock, $.01 par value; 50,000,000 shares authorized,
16,772,415 and 16,767,250 shares issued and outstanding
at June 30, 2004 and December 31, 2003, respectively	168	168
Additional paid-in capital	132,038	131,998
Unearned compensation	(11)	(34)
Accumulated deficit	(40,650)	(34,507)

Less: Treasury stock, at cost; 429,115 shares	(2,983)	--

Total Stockholders' Equity	88,562	97,625

Total Liabilities and Stockholders' Equity	$167,038	$171,912

See the notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Operations (Unaudited) (In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
				(restated)

Net revenues	$12,217	$11,532	$23,228	$21,524

Operating expenses:
Cost of Service:
Programming, including program amortization	4,943	4,655	9,578	8,793
Other costs of service (excluding depreciation and amortization of $1,284 and $1,182 for the three months ended June 30, 2004 and June 30, 2003 respectively, and $2,573 and $2,158 for the
six months ended June 30, 2004 and June 30, 2003 respectively)	2,019	1,890	3,752	3,527
Selling, general and administrative expenses	4,661	4,761	9,363	9,364
Depreciation and amortization	1,297	1,131	2,599	2,192
Corporate expense	946	972	1,819	1,939

Operating expenses	13,866	13,409	27,111	25,815

Operating loss	(1,649)	(1,877)	(3,883)	(4,291)

Other income (expenses):
Interest income	3	198	5	294
Interest expense	(836)	(2,496)	(1,559)	(10,880)
Loss on early extinguishment of debt	--	(9,926)	--	(9,926)
Other	(34)	(3)	(55)	(40)

Loss from continuing operations before income taxes and minority interest	(2,516)	(14,104)	(5,492)	(24,843)
Income tax expense, continuing operations	(493)	(300)	(1,108)	(783)

Loss from continuing operations before minority interest	(3,009)	(14,404)	(6,600)	(25,626)
Minority interest	218	--	457	--

Loss from continuing operations	(2,791)	(14,404)	(6,143)	(25,626)

Discontinued operations:
Income (loss) from discontinued operations	--	(34)	--	113,998
Income tax benefit (expense)	--	1	--	(907)

Income from discontinued operations	--	(33)	--	113,091

Net income (loss)	$(2,791)	$(14,437)	$(6,143)	$87,465

Income (loss) per share, basic and diluted:
Continuing operations	$(0.17)	$(0.86)	$(0.37)	$(1.53)
Discontinued operations	--	(0.00)	--	6.75

Net income (loss) per share	$(0.17)	$(0.86)	$(0.37)	5.22

Weighted average basic and diluted common shares oustanding	16,739	16,753	16,754	16,751

See the notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity (In Thousands) (Unaudited)
	Common Stock Shares Amount		Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2003	16,767	$168	$131,998	$(34)	$(34,507)	$--	$97,625
Exercise of stock options	5	--	40	--	--	--	40
Amortization	--	--	--	23	--	--	23
Purchase of treasury stock, at cost	--	--	--	--	--	(2,983)	(2,983)
Net loss	--	--	--	--	(6,143)	--	(6,143)

Balance at June 30, 2004	16,772	$168	$132,038	$(11)	$(40,650)	$(2,983)	$88,562

See the notes to the consolidated financial statements.

ACME Communications, Inc and Subsidiaries Consolidated Statement of Cash Flows (unaudited)
	For the Six Months Ended June 30,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net loss from continuing operations	$(6,143)	$(25,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	(457)	--
Provision for doubtful accounts receivable	257	346
Depreciation and amortization	2,599	2,192
Amortization of program rights	5,752	5,403
Amortization of debt issuance costs	404	853
Amortization of discount on 12% senior secured discount notes	--	298
Amortization of deferred compensation	23	24
Loss on early extinguishment of debt	--	9,926
Deferred taxes	1,008	1,504
Gain on disposal of assets	--	(33)
Changes in assets and liabilities:
Increase in accounts receivables	(841)	(758)
Increase in prepaid expenses and other current assets	--	(576)
Increase in other assets	(115)	(126)
Increase (decrease) in accounts payable	112	(67)
Increase (decrease) in accrued liabilities	1,051	(6,300)
Decrease in current taxes payable	(162)	(774)
Payments for programming rights	(5,380)	(5,313)
Decrease in other liabilities	(6)	(40)

Net cash used in operating activities	(1,898)	(19,067)

Cash flows from investing activities:
Purchase of property and equipment	(3,879)	(1,641)
Purchases of and deposits for station interests	(174)	(48)
Purchase of treasury stock	(2,983)	--

Net cash used in investing activities	(7,036)	(1,689)

Cash flows from financing activities:
Contributions by minority stockholder	625	---
Borrowings under revolving credit facility	9,080	1,429
Payments on revolving credit facility	--	(20,218)
Payment of financing costs on credit facility	(336)	(504)
Repurchase of senior discount notes	--	(216,635)
Cash expenses associated with the redemption of notes	--	(6,240)
Cash restricted as collateral under capital lease facilities	1,947	(5,479)
Payments on capital lease obligations	(1,979)	(2,962)
Proceeds from the issuance of common stock	40	116

Net cash provided by (used in) financing activities	9,377	(250,493)

Increase (decrease) in cash	443	(271,249)
Cash from discontinued operations	--	280,709

Net increase in cash	443	9,460
Cash at beginning of period	1,197	1,860

Cash at end of period	$1,640	$11,320

Cash payments for:
Interest	$872	$16,015
Taxes	$254	$115

Non-cash transactions:
Program rights in exchange for program rights payable	$14	$579

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

      The Company adopted the provisions of FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities”, effective January 1, 2004. On that same date, the Company’s joint venture with Emmis Communications to produce The Daily Buzz, a weekday morning three-hour television news show. Under the agreement, the Company made an initial contribution of property and equipment with an agreed fair value and book value of $750,000 and Emmis is required to contribute the next $750,000 in capital equipment purchased by the venture. Through June 30, 2004, the amount contributed to-date by Emmis for new capital equipment was $234,000. Until and unless Emmis completes this equalizing contribution, under FIN 46R, the Company is deemed the primary beneficiary of the venture and accordingly, has consolidated the venture into its financial statements. The creditors of the venture have no recourse against the Company or Emmis. In accordance with FIN 46R, Emmis’ share of the net production costs which were funded through capital contributions to the venture during the six months ended June 30, 2004 of $457,000 has been reflected as minority interest in the accompanying consolidated statement of operations.

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

      The accompanying consolidated financial statements for the three months and six months ended June 30, 2004 and 2003 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to this Form 10-Q/A and Article 10 of Regulation S-X. In the opinion of management, such financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position and the results of operations, and cash flows for these periods. As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financials statements do not include all disclosures and footnotes normally included with annual consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s 2003 Annual Report on Form 10-K/A filed with the SEC on August 11, 2004. The results of operations presented in the accompanying consolidated financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

      The accompanying consolidated balance sheet as of December 31, 2003 is derived from the audited consolidated financial statements included in the Company’s 2003 Annual Report on Form 10-K/A.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

      This Quarterly Report on Form 10-Q/A includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “expect,”“believe,” or “might” or the negative of such terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and the television broadcast industry’s actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include those identified in our 2003 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on August 11, 2004.

      We are under no duty to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q/A. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q/A might not occur.

      The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report on Form 10-Q/A.

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

      Furthermore, The WB Television Network, the performance of which directly affects our group, has suffered current season ratings declines in their prime time lineup compared to the 2002 / 2003 broadcast season. While our stations have experienced relatively smaller declines in the WB Prime time period, these declines and the season-to-date average declines in our post-prime daypart adversely affected our revenue growth during the second quarter of 2004. We are hopeful, however, that the WB Network will rebound from this season's declines and coupled with the improvements in our syndicated programming lineup this fall, we believe that we will regain our ratings momentum during the fourth quarter.

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

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to broadcast rights, bad debts, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are fully disclosed in our annual report on Form 10-K/A filed with the SEC on August 11, 2004. There have been no material changes to these policies during the six months ended June 30, 2004.

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

Item 4. Controls and Procedures

      Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of September 30, 2004, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective. The Company reviews its disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company’s business. Subsequent to its original filing, the Company discovered an error in its Quarterly Report on Form 10-Q for the period ended June 30, 2004 that occured as a result of certain portions of the EDGAR-filed version not being updated from the internal word processing document. The Company has since changed its procedures for assuring that the Company's internal word processing is accurately conveted to the EDGAR formatted filing required by the SEC.

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

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2004	ACME Communications, Inc. By: /s/ THOMAS D. ALLEN Thomas D. Allen Executive Vice President & Cheif Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment Number 2 dated May 21, 2004 to the Amended Restated Loan and Security Agreement dated August 8, 2003.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002