Form 10-Q
period 2004-09-30
ACME COMMUNICATIONS INC
filed 2004-11-09
CIK 1092013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2004

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

            As of November 8, 2004, ACME Communications, Inc. had 16,772,415 shares (including 725,652 shares held in treasury) of common stock outstanding.

ACME COMMUNICATIONS, INC.

FORM 10-Q

TABLE OF CONTENTS

Item Number		Page
	Part I-- Financial Information
Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003	1

	Consolidated Statements of Operations for the Three Months and Nine Months Ended
	September 30, 2004 and September 30, 2003 (unaudited)	2

	Consolidated Statements of Stockholders' Equity for the Nine Months Ended
	September 30, 2004 (unaudited)	3

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and
	September 30, 2003 (unaudited)	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

	Part II - Other Information

Item 1.	Legal Proceedings	13

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	13

Item 6.	Exhibits	14

ACME Communications, Inc. and Subsidiaries Consolidated Balance Sheet
(In Thousands, except for per share data)
	September 30, 2004	December 31 2003

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,660	$1,197
Restricted cash	64	1,984
Accounts receivable, net	7,767	8,037
Current portion of programming rights	11,551	10,561
Prepaid expenses and other current assets	1,010	850

Total Current Assets	22,052	22,629
Property and equipment, net	30,610	28,774
Programming rights, net of current portion	20,522	17,243
Intangible assets, net	99,790	99,016
Other assets	3,360	4,250

Total Assets	$176,334	$171,912

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,017	$5,788
Accrued liabilities	4,210	3,276
Current portion of programming rights payable	13,167	10,764
Current portion of obligations under lease	45	2,048
Income taxes payable	651	329

Total Current Liabilities	24,090	22,205
Programming rights payable, net of current portion	19,183	16,545
Obligations under lease, net of current portion	954	988
Other liabilities	82	79
Deferred income taxes	9,197	7,500
Notes payable under revolving credit facility	40,201	26,970

Total Liabilities	93,707	74,287

Minority Interest	629	--
Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no
shares issued or outstanding	--	--
Common stock, $.01 par value; 50,000,000 shares authorized,
16,772,415 and 16,767,250 shares issued and outstanding
at September 30, 2004 and December 31, 2003, respectively	168	168
Additional paid-in capital	132,038	131,998
Unearned compensation	--	(34)
Accumulated deficit	(45,208)	(34,507)

Less: Treasury stock, at cost; 725,652 shares	(5,000)	--

Total stockholders' equity	81,998	97,625
Total liabilities and stockholders' equity	$176,334	$171,912

See the notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Operations (Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
				(restated)

Net revenues	$11,329	$10,778	$34,557	$32,302

Operating expenses:
Programming, including program amortization
Cost of Service:	5,564	4,499	15,142	13,292
Other costs of service (excluding depreciation and amortization of $1,267 and $1,179 for the three months ended September 30, 2004 and September 30, 2003 respectively, and $3,840 and $3,337 for the nine
months ended September 30, 2004 and September 30, 2003 respectively)	1,674	1,593	5,426	5,120
Selling, general and administrative expenses	4,529	4,705	13,892	14,061
Depreciation and amortization	1,278	1,196	3,877	3,388
Corporate expense	949	797	2,768	2,744

Operating expenses	13,994	12,790	41,105	38,605

Operating loss	(2,665)	(2,012)	(6,548)	(6,303)
Other income (expenses):
Interest income	1	29	6	323
Interest expense	(889)	(1,404)	(2,448)	(12,284)
Loss on early extinguishment of debt	--	(1,124)	--	(11,050)
Other, net	(44)	(59)	(99)	(99)

Loss from continuing operations before income taxes and minority interest	(3,597)	(4,570)	(9,089)	(29,413)
Income tax expense, continuing operations	(814)	(731)	(1,922)	(1,514)

Loss from continuing operations before minority interest	(4,411)	(5,301)	(11,011)	(30,927)
Minority interest	264	--	721	--

Loss from continuing operations	(4,147)	(5,301)	(10,290)	(30,927)
Discontinued operations:
Income (loss) from discontinued operations	--	(3)	--	113,995
Income tax expense	(411)	--	(411)	(907)

Income (loss) from discontinued operations	(411)	(3)	(411)	113,088

Net income (loss)	$(4,558)	$(5,304)	$(10,701)	$82,161

Income (loss) per share, basic and diluted:
Continuing operations	$(0.26)	$(.32)	$(0.62)	$(1.85)
Discontinued operations	(0.03)	(0.00)	(0.02)	6.75

Net income (loss) per share	$(0.28)	$(.32)	$(0.65)	$4.90

Weighted average basic and diluted common shares outstanding	16,077	16,767	16,527	16,757

See the notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity (In Thousands) (Unaudited)
	Common Stock Shares Amount		Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2003	16,767	$168	$131,998	$(34)	$(34,507)	$--	$97,625
Exercise of stock options	5	--	40	--	--	--	40
Amortization of deferred compensation	--	--	--	34	--	--	34
Purchase of treasury stock, at cost	--	--	--	--	--	(5,000)	(5,000)
Net loss	--	--	--	--	(10,701)	--	(10,701)

Balance at September 30, 2004	16,772	$168	$132,038	$--	$(45,208)	$(5,000)	$81,998

See the notes to the consolidated financial statements.

ACME Communications, Inc and Subsidiaries Consolidated Statement of Cash Flows (unaudited)
	Nine Months Ended September 30,
	2004	2003
	(In thousands)

Cash flows from operating activities:
Net loss from continuing operations	$(10,290)	$(30,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	(721)	--
Provision for doubtful accounts receivable	329	--
Depreciation and amortization	3,877	3,388
Amortization of program rights	9,222	8,177
Amortization of debt issuance costs	578	1,028
Amortization of discount on 12% senior secured notes	--	376
Amortization of deferred compensation	34	35
Loss on early extinguishment of debt	--	11,050
Deferred taxes	1,697	2,256
Gain on disposal of assets	--	(25)
Changes in assets and liabilities:
Decrease (increase) in accounts receivables	(59)	142
Increase in prepaid expenses and other current assets	(322)	(292)
Decrease (increase) in other assets	32	(77)
Decrease in accounts payable	229	(500)
Increase (decrease) in accrued liabilities	934	(7,083)
Decrease in current taxes payable	(89)	(740)
Payments for programming rights	(8,231)	(7,984)
Decrease (increase) in other liabilities	3	(35)

Net cash used in operating activities	(2,777)	(21,211)

Cash flows from investing activities:
Purchase of property and equipment	(5,713)	(3,049)
Purchases of and deposits for station interests	(177)	(53)

Net cash used in investing activities	(5,890)	(3,102)

Cash flows from financing activities:
Contributions by minority stockholder	1,350	--
Borrowings under revolving credit facility	13,231	32,375
Payments on revolving credit facility	--	(27,316)
Payment of financing costs on credit facility	(374)	(1,022)
Repurchase of senior discount notes	--	(246,635)
Cash expenses associated with the redemption of notes	--	(6,240)
Cash restricted as escrow deposits and collateral under capital lease facilities	1,920	(1,695)
Proceeds from capital lease facilities	--	268
Payments on capital lease obligations	(2,037)	(6,290)
Purchase of treasury stock	(5,000)	--
Proceeds from the issuance of common stock	40	116

Net cash provided by (used in) financing activities	9,130	(256,439)

Increase (decrease) in cash	463	(280,725)
Cash from discontinued operations	--	279,862

Net increase (decrease) in cash	463	(890)
Cash at beginning of period	1,197	1,860

Cash at end of period	$1,660	$970

Cash payments for:
Interest	$1,503	$17,960
Taxes	$314	$1,016

Non-cash transactions:
Program rights in exchange for program rights payable	$13,803	$11,871

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

      In March 2003, the Company completed the sale of our stations in St. Louis (KPLR-TV) and Portland, OR (KWBP-TV) to subsidiaries of Tribune Company (“the Tribune Transaction”). The results of these stations and gains on sales are included in discontinued operations for all periods presented.

      The Company adopted the provisions of FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities”, effective January 1, 2004. On that same date, the Company’s joint venture with Emmis Communications to produce The Daily Buzz, a weekday morning three-hour television news show, became effective. Under the agreement, the Company made an initial contribution of property and equipment with an agreed fair value and book value of $750,000 and Emmis is required to contribute the next $750,000 in capital equipment purchased by the venture. Through September 30, 2004, the amount contributed to-date by Emmis for new capital equipment was $577,000. Until and unless Emmis completes this equalizing contribution, under FIN 46R, the Company is deemed the primary beneficiary of the venture and accordingly, has consolidated the venture into its financial statements. The creditors of the venture have no recourse against the Company or Emmis. In accordance with FIN 46R, Emmis’ share of the net production costs which were funded through capital contributions to the venture during the nine months ended September 30, 2004 of $721,000 has been reflected as minority interest in the accompanying consolidated statement of operations.

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

Description of the Business

      ACME Communications, Inc. is a holding company with no independent operations other than through its wholly-owned subsidiary, ACME Television. ACME Television, through its wholly-owned subsidiaries, owns and operates the following nine commercially licensed broadcast television stations located throughout the United States:

Station	Channel	Marketplace	Market Rank(1)	Network Affiliation
KUWB	30	Salt Lake City, Utah	36	WB
KWBQ	19	Albuquerque-Santa Fe, New Mexico	47	WB
KASY	50	Albuquerque-Santa Fe, New Mexico	47	UPN
WBDT	26	Dayton, Ohio	56	WB
WBXX	20	Knoxville, Tennessee	59	WB
WTVK	46	Ft. Myers-Naples, Florida	68	WB
WIWB	14	Green Bay-Appleton, Wisconsin	69	WB
WBUI	23	Champaign-Springfield-Decatur, Illinois	82	WB
WBUW	57	Madison, Wisconsin	85	WB

                                                         (1) based on television households per Nielsen Market Research for the 2003 / 2004 season

      The Company also owns the rights to acquire construction permits to build three new WB Network affiliates in Lexington, KY, Richmond, VA and Flint-Saginaw-Bay Cities, MI. The acquisition of these construction permits is dependent on the Federal Communications Commission approving the underlying applications. The aggregate purchase price for these three construction permits is approximately $14.4 million. In June 2004, the Company entered into an agreement with a third party to sell its rights to the construction permit serving the Flint-Saginaw-Bay Cities, MI marketplace (the "Flint CP"). The Federal Communications Commission granted the Flint CP on October 1, 2004 and the Company expects to complete the simultaneous purchase and sale of the Flint CP in the first quarter of 2005.

(2) Presentation of Interim Financial Statements

      Segment information is not presented because all of the Company’s revenues are attributed to a single reportable segment — television broadcasting.

      The accompanying consolidated financial statements for the three months and nine months ended September 30, 2004 and 2003 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to this Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position and the results of operations, and cash flows for these periods. As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financials statements do not include all disclosures and footnotes normally included with annual consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s 2003 Annual Report on Form 10-K/A filed with the SEC on August 11, 2004. The results of operations presented in the accompanying consolidated financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

      The accompanying consolidated balance sheet as of December 31, 2003 is derived from the audited consolidated financial statements included in the Company’s 2003 Annual Report on Form 10-K.

      Certain amounts previously reported in 2003 have been reclassified to conform to the 2004 financial statement presentation. In addition, the Company restated and increased its first quarter 2003 net income, included in the accompanying consolidated statement of operations for the nine months ended September 30, 2003, relating to a $1.4 million deferred tax benefit attributable to its discontinued operations that was not determined until the fourth quarter of 2003.

(3) Accounting for Stock Options

      The Company has adopted Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” which establishes a fair value based method of accounting for stock-based compensation. SFAS No. 123 encourages but does not require entities to adopt its provisions in place of the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”. SFAS No. 123 permits entities to recognize the expense of all stock-based awards over the vesting period of the awards. The expense is calculated based on the fair value at the date of grant. Alternatively, APB No. 25 requires that the expense of stock-based employee compensation be recognized based on the difference, if any, between the quoted market price of the stock and the amount the employee must pay to acquire the stock. APB No. 25 specifies various dates to be used to determine the quoted market price, depending on whether the terms of the stock-based compensation award are fixed or variable. Under SFAS No. 123 if an entity elects to follow APB No. 25 it must provide pro forma net income disclosure for employee stock option grants made, as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB No. 25. Had the Company chosen to adopt the provisions of Statement of Financial Accounting Standards No. 123, as amended by SFAS No. 148 — “Accounting for Stock-Based Compensation — Transition and Disclosure,” and recognized compensation cost based upon the fair value of all options granted (including those granted at or above fair market value) at the date of grant, the Company’s net loss (in thousands) and net loss per share for the three months and nine months ended September 30, 2004 and 2003 would have been:

	Three Months Ended September 30,		Nine Months Ended September 30,
Amounts in thousands, except per share data	2004	2003	2004	2003
	(unaudited)		(unaudited)

Net income (loss), as reported	$(4,558)	$(5,304)	$(10,701)	$82,161

Add: Stock-based employee compensation expense
included in reported net income (loss)	11	11	34	35
Deduct: Total stock-based compensation expense determined
under fair-value based method for all awards	(496)	(1,208)	(1,524)	(3,934)

Pro forma net income (loss)	$(5,043)	$(6,501)	$(12,191)	$78,262

Income (loss) per share, basic and diluted:
As reported	$(0.28)	$(0.32)	$(0.65)	$4.90
Pro forma	$(0.31)	$(0.39)	$(0.74)	$4.67

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

(5) Revolving Credit Facility

      On March 21, 2003 the Company completed the Tribune Transaction and concurrently repaid all borrowings under its revolving credit agreement. The Company amended this facility on August 8, 2003 which resulted in extending the term of the agreement until July 31, 2006 and included other changes including revised collateral, interest rates and financial covenants. In February 2004, the Company exercised its option to increase the maximum amount of borrowings under the facility, which is determined by a fixed percentage of appraised station values, to $50 million. The maximum borrowing amount of the facility was reduced by $1 million in August 2004 and will be reduced by another $1 million in August 2005. All remaining outstanding borrowings are due on July 31, 2006. On May 21, 2004, the facility was further amended to allow the Company to repurchase up to $5 million of its common stock. On August 11, 2004, the agreement was further amended to delete certain financial covenants for the periods ended September 30 and December 31, 2004. The amended agreement continues to contain negative covenants, which, among other restrictions, will require the lenders' approval for certain station acquisitions and dispositions. At September 30, 2004, $40.2 million was outstanding under the amended facility and the Company was in compliance with all covenants contained in the agreement.

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

      On September 30, 2003, the Company redeemed the remaining $30 million Senior Secured Discount Notes.

      The Company recorded losses of $1,124,000 and $11,050,000 for the three months and nine months ended September 30, 2003, respectively, on the extinguishment based on the differences between the reacquisition price and the net carrying amount of the debt (both terms as defined by SFAS No.26).

(7) Barter and Trade Transactions

      Revenue and expenses associated with barter agreements in which broadcast time is exchanged for programming rights are recorded at the estimated average rate of the airtime exchanged. Barter revenues amount to $1,087,000 and $988,000 during the three-month periods ended September 30, 2004 and 2003, respectively and $3,384,000 and $3,166,000 for the nine-month periods ended September 30, 2004 and 2003, respectively. Trade transactions, which represent the exchange of advertising time for goods or services, are recorded at the estimated fair value of the products or services received based on comparable cash transactions. Barter and trade revenue is recognized when advertisements are broadcast. Merchandise or services received from airtime trade sales are charged to expense or capitalized and expensed when used.

(8) Stock Repurchase Plan

      On May 27, 2004, the Company’s Board of Directors approved a Stock Repurchase Plan (the “Plan”) limited to $5,000,000 in stock repurchases. Effective June 16, 2004, the Plan operated under Rule 10(b)5-1 of the rules promulgated under the Securities Exchange Act of 1934, allowing the third party administrator to purchase shares in the open market at levels and prices pre-determined by the Company. As of September 30, 2004, the Company had repurchased a total of 725,652 shares of its common stock under the Plan at an aggregate cost of $5,000,000, or an average per share cost of $6.89. These repurchased shares have been included as treasury stock in the accompanying financial statements.

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

      Stock options outstanding amounted to 2,383,048 shares at September 30, 2004 and 2,433,498 shares at September 30, 2003 and were not included in the computation of diluted EPS because there were net losses from continuing operations in all periods presented.

(10) Discontinued Operations

       In the third quarter of 2004, in conjunction with the completion of its 2003 state income tax returns, the Company determined that its current tax liability at December 31, 2003 relating to the 2003 Tribune Transaction was understated by approximately $411,000. The expense, if properly recorded in 2003, would have decreased the annual net income per share for 2003 by $ .02. As the impact to 2003's annual financial statements was not material, the Company recorded additional tax expense of $411,000 for discontinued operations in the third quarter of 2004.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

      This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “may”, “would”, “will”, “could”, “should”, “expect”, “believe”, “hopeful”, or “might” or the negative of such terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and the television broadcast industry’s actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include those identified in our 2003 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on August 11, 2004.

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

      Our primary ongoing operating expenses are costs of services, selling, general and administrative expenses, corporate expenses and depreciation and amortization. Costs of services include programming costs, which consist primarily of amortization of broadcast rights relating to syndicated programs, including adjustments to such rights to write down carrying costs to net realizable amounts, as well as costs associated with the production of our morning news show, The Daily Buzz, music rights fees and network compensation expense. Other costs of service include advertising expenses, targeted at viewers, which are net of any reimbursement received or due to us for such advertising and promotion from The WB Network, UPN or from other program suppliers, and engineering and transmission related expenses. Selling, general and administrative expenses primarily include salaries, sales commissions to account executives, ratings services expenses, insurance and various related overhead expenses. Corporate expenses reflect costs of corporate management, which includes senior management and other centralized management support staff, along with investor relations expense, professional fees, directors and officers insurance and other related corporate overhead.

      The third quarter of 2004 included a significant increase in political advertising demand compared to the third quarter of 2003 in certain of our markets and we expect that total advertising by politicians will reach another record high in calendar 2004. While we do not directly benefit from such political spending, the increased demand for commercial inventory by politicians generally has a positive effect on our ability to increase pricing and market share of non-political advertising expenditures. Non-political advertising growth, however, was slower in our markets compared to the second quarter, which limited our ability to increase market share from displaced non-political advertising.

      Furthermore, The WB Television Network, the performance of which directly affects our group, suffered ratings declines in their 2003 / 2004 broadcast season prime time lineup compared to the 2002 / 2003 broadcast season. Thus far, seven weeks into the 2004 / 2005 season, the WB Network ratings compared to a year ago are flat. However, with the network achieving first or second place ratings in its key demos on three nights of the week, and given some promising new shows that could improve its performance during the rest of the season, we are cautiously optimistic about the prospects for the network to rebound this season. Given the upgrades we have made in our syndicated programming lineup this fall, we expect to demonstrate improved ratings and revenue growth during the fourth quarter of 2004 and into 2005.

      In our continued efforts to moderate our operating expenses, in late 2003 we formed a 50/50% joint-venture with Emmis Communications to co-produce, effective January 1, 2004, The Daily Buzz, our weekday morning news show. In connection with our adoption of FIN No. 46R, since the joint venture has been determined to be a variable interest entity of which we are the primary beneficiary, we are required to reflect Emmis’ contributions, which amount to 50% of the show production costs net of any third party revenue, as minority interest. In substance, however, this minority interest reduces our programming expenses.

Results of Operations

The Three Months Ended September 30, 2004 vs. September 30, 2003

      Net revenues increased 5% to $11.3 million for the third quarter of 2004 compared to $10.8 million for the same period a year ago. This increase reflects our aggregate increased share of market revenues driven by ratings increases over the past year and an estimated growth rate of approximately 1% of broadcast television non-political revenues in our markets compared to the third quarter of 2003.

      Programming expenses increased 24% to $5.6 million compared to $4.5 million for the third quarter of 2003 due primarily to an increase in program rights write-downs during the quarter of $590,000 compared to the prior-year quarter and to increased production costs of $221,000 related to The Daily Buzz. Approximately $264,000 in net programming cost attributable to our venture partner on the The Daily Buzz production is included in minority interest for the quarter. Other costs of service increased 5% to $1.7 million for the third quarter of 2004 compared to $1.6 million for the third quarter of 2003 relating primarily to increased promotion and engineering costs. Selling, general and administrative costs declined 4% to $4.5 million for the quarter compared to $4.7 million a year ago due primarily to reductions in audience measurement costs, incentive compensation and bad debt expense.

      Depreciation and amortization for the third quarter increased 7% to $1.3 million, compared to $1.2 million in the third quarter of 2003. This increase reflects new depreciation expense on the significant digital transmission related equipment placed into service during 2003.

       Corporate expenses increased 19% to $949,000 for the third quarter of 2004 as compared to $797,000 for the third quarter of 2003. This increase reflects a significant increase in professional fee relating to our implementation of the provisions of the Sarbanes-Oxley Act net of savings resulting from reduced staffing levels subsequent to the Tribune Transaction in March 2003.

      Interest expense, net of interest income, decreased 35% to $888,000 in the third quarter of 2004 compared to $1.4 million in the third quarter of 2003. This decrease reflects the eliminated interest on all of our $175 million 10 7/8% Notes and $41.7 million of our 12% Notes that were redeemed subsequent on April 21, 2003, net of an increase in interest expense related to our senior credit facility, which had a higher average balance during the third quarter of 2004 compared to the third quarter of 2003.

      We recorded a tax expense for continuing operations of $814,000 during the third quarter of 2004, including a deferred tax expense of $689,000, compared to a tax expense of $731,000 in the corresponding quarter of 2003. In 2003 a portion of the tax losses of the continuing operations was utilized against the taxable income from discontinued operations.

       Our loss from discontinued operations during the third quarter of 2004 was $411,000 and relates to an adjustment of an underaccrual in our state tax obligations relating to gains recognized from the Tribune Transaction.

      Our net loss for the third quarter of 2004 was $4.6 million compared to a net loss of $5.3 million for the third quarter of 2003.

The Nine Months Ended September 30, 2004 vs. September 30, 2003

      Net revenues increased 7% to $34.6 million for the first nine months of 2004 compared to $32.3 million for the same period a year ago. This increase reflects our increased share of market revenues driven by ratings increases over the past year and an estimated growth rate of approximately 3% of broadcast television non-political revenues in our markets compared to the first nine months of 2003.

       Programming expenses increased 14% to $15.1 million compared to $13.3 million for the first nine months of 2003 due primarily to an increase in program rights write-downs of $1,027,000 and an increase in production costs related to The Daily Buzz of $478,000. Approximately $721,000 in cost allocations to our venture partner on the production is included in minority interest for the first nine months of 2004. Other costs of service increased 6% to $5.4 million compared to $5.1 million for the corresponding nine-month period a year ago primarily due to increased engineering costs for our upgrade to digital transmissions last year. Selling, general and administrative costs decreased approximately 1% to $13.9 million compared to $14.1 million for the third quarter of 2003 due to decreases in audience measurement costs, incentive compensation and bad debt expense.

      Depreciation and amortization for the nine months ended September 30, 2004 increased 14% to $3.9 million, compared to $3.4 million for the nine months ended September 30, 2003. This increase reflects new depreciation expense on the significant digital transmission related equipment placed into service during 2003.

      Corporate expenses increased 1% to $2.8 million for the first nine months of 2004 as compared to $2.7 million for the first nine months of 2003. This increase reflects a significant increase in professional fees related to the Company's implementation of provisions of the Sarbanes Oxley Act, net of reduced staffing levels and insurance costs.

      Interest expense, net of interest income, decreased 80% to $2.4 million for the nine months ended September 30, 2004 compared to $12.0 million for the nine months ended September 30, 2003. This decrease reflects the eliminated interest on all of our $175 million 10 7/8% Notes and $41.7 million of our 12% Notes that were redeemed on April 21, 2003, net of an increase in interest expense related to our senior credit facility, which had a higher average balance during the first nine months of 2004 compared to the first nine months of 2003.

      We recorded a tax expense for continuing operations of $1.9 million during the first nine months of 2004 compared to a tax expense of $1.5 million in the corresponding nine months of 2003. In 2003 a portion of the tax losses of the continuing operations was utilized against the taxable income from discontinued operations.

       Our loss from discontinued operations during the nine months ended September 30, 2004 was $411,000 and relates to and adjustment of an underaccrual in our state tax obligations relating to gains recognized from the Tribune Transaction. Income from discontinued operations, net of tax, during the first nine months of 2003 was approximately $113.1 million which relates to our St. Louis and Portland stations and includes a pre-tax gain of $112.6 million on their sale to the Tribune Company.

      Our net loss for the first nine months of 2004 was $10.7 million compared to a net income of $82.2 million for the first nine months of 2003, which included results of our discontinued operations.

Liquidity and Capital Resources

      Cash flow used by operating activities was $2.8 million for the nine months ended September 30, 2004 compared to cash flow used by operating activities of $21.2 million for the first nine months of 2003. This significant decrease in cash flow usage of $18.4 million relates primarily to decreased cash interest payments of approximately $16.5 million and improved station operating results.

      Cash flow used in investing activities during the nine months of 2004 was $5.9 million compared to $3.1 million used during the nine months of 2003. This increase in usage relates to higher 2004 capital expenditures, mostly relating to our new tower and transmitter facility for our Madison station and to the upgrade to HDTV capability at three of our stations, to our stock repurchases and to the additional purchase consideration for a full-power satellite station in the Albuquerque-Santa Fe market.

      Cash flow provided by financing activities was $9.1 million for the nine months of 2004 as we received approximately $1,350,000 from our venture partner in The Daily Buzz and increased borrowings under our senior credit facility to fund net losses, capital expenditures and stock repurchases during the period. Cash flow used in financing activities for the first nine months of 2003 was $256.4 million principally relating to the repayment of all of our 10 7/8% and 12% senior notes and related redemption costs, and increased payments on capital lease obligations, net of increased net borrowings under our revolving credit facility.

      Cash provided by discontinued operations during the nine months of 2003 was $279.9 million which included the net sales proceeds from the Tribune Transaction, net of required capital lease repayments for the sold stations.

      On August 8, 2003, we amended our revolving credit agreement. The amendment included the extension of the term of the agreement through July 31, 2006, the revision of certain collateral, the revision of the financial covenants, and the revision of the interest rates to be charged under the agreement. On February 14, 2004, we exercised our option to increase the maximum borrowings under the facility to $50 million. On May 21, 2004, the facility was further amended to allow us to repurchase up to $5 million of our common stock. Under the terms of the loan agreement, the maximum borrowings decrease by $1 million as of August 8, 2004 and August 8, 2005. As of September 30, 2004, approximately $40.2 million was outstanding under this facility at an average rate of 7.12% per annum and we were in compliance with all the covenants set forth in the agreement. Approximately $8.8 million of additional borrowings were available under the facility as of September 30, 2004.

       On November 8, 2004 we further amended our senior credit facility to (a) extend the term through November 8, 2008, (b) increase our maximum borrowing amount from $49 million to $60 million, (c) allow us to repurchase an additional $15 million of our common stock and (d) modify certain, and eliminate other of, our financial covenants beginning with the third quarter of 2004. Our newly amended revolving credit agreement continues to contain various restrictive covenants.

       Concurrent with the amendment of our senior credit agreement, we also entered into a second lien term loan on November 8, 2004 and on such date we borrowed $20 million under this facility. The proceeds of this loan were used to reduce the outstanding balances under our senior credit facility. The loan, which contains restrictive covenants similar to our senior credit facility, is payable on an interest-only basis until its maturity on May 8, 2009, and bears an interest rate of 7.0% plus-the greater of LIBOR or 2.00%. The combination of this new second lien term loan and the newly amended and restated revolver provides us with greater borrowing capacity and flexibility.

      We expect that any future acquisitions (and related capital expenditures) of television stations, including either or both of the Lexington, KY or Richmond, VA construction permits, would be financed through borrowings or possibly through additional equity financings. Although we believe it would be a secondary alternative, we also have the ability to sell select stations in the event of unforeseen credit difficulties, such as might be experienced if there were further declines in the U.S. economy or in advertising demand. There is no guarantee that such other means of raising capital will be at terms acceptable to us, and accordingly current stockholders could be adversely affected by such financings. We expect to fund operating losses, existing lease repayments and current projected capital expenditures principally from borrowings under our newly amended and restated revolving credit facility.

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to broadcast rights, bad debts, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are fully disclosed in our annual report on Form 10-K/A filed with the SEC on August 11, 2004. There have been no material changes to these policies during the nine months ended September 30, 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The Company’s credit facility has a variable interest rate. Accordingly, the Company’s interest expense could be materially affected by future fluctuations in the applicable interest rate. At September 30, 2004, the Company had outstanding borrowings of $40.2 million under its credit facility at an effective annual borrowing rate of 7.12%. Based on the outstanding borrowings at September 30, 2004, a 1% increase in our effective borrowing rate would increase our annual interest expense by approximately $402,000.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      A summary of ACME Communications, Inc.‘s purchases of its Common Stock during the three months ended September 30, 2004 under its completed $5.0 million stock repurchase program authorized by its Board of Directors and announced on June 7, 2004 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan

July 1 - 31, 2004	296,537	$6.80	--
August 1 - 31, 2004	--	--	--
September 1 - 30, 2004	--	--	--

Total	296,537	$6.80	--

      The above purchases completed the stock repurchase plan.

Item 6. Exhibits

10.1	Amendment Number 3 dated August 11, 2004 to the Amended and Restated Loan and Security Agreement dated August 8, 2003.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2004	ACME Communications, Inc. By: /s/ THOMAS D. ALLEN Thomas D. Allen Executive Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment Number 3 dated August 11, 2004 to the Amended and Restated Loan and Security Agreement dated August 8, 2003.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.