Form 10-K
period 2004-12-31
ACME COMMUNICATIONS INC
filed 2005-03-16
CIK 1092013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-27105

ACME COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0866283 (I.R.S. employer identification no.)

2101 E. Fourth Street, Suite 202 A
Santa Ana, California, 92705
(714) 245-9499
(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class Common Stock, par value $.01 per share	Name of each exchange on which registered Nasdaq National Market

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed on the basis of $6.90 per share, the price at which shares last sold, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2004), was $77,621,660.

As of March 15, 2005 ACME Communications, Inc. had 16,772,415 shares (including 725,652 shares held in treasury) of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement to be filed pursuant to Regulation 14A relating to the 2005 Annual Meeting of Stockholders are incorporated by reference in Part III.

ACME COMMUNICATIONS, INC. ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
PART I		Page
Item 1.	Business	1
Item 2.	Properties	15
Item 3.	Legal Proceedings	15
Item 4.	Submission of Matters to a Vote of Security Holders	16

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
Item 6.	Selected Financial Data	17
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 8.	Financial Statements and Supplementary Data	28
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	48
Item 9A.	Controls and Procedures	48
Item 9B.	Other Information	49

PART III
Item 10.	Directors and Executive Officers of the Registrant	49
Item 11*.	Executive Compensation	49
Item 12*.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	49
Item 13*.	Certain Relationships and Related Transactions	49
Item 14*.	Principal Accountant Fees and Services	49

PART IV
Item 15.	Exhibits and Financial Statement Schedules	50

	* Items incorporated by reference, in whole or in part, to our Proxy Statement to be filed pursuant to Regulation 14A relating to the 200 Annual Meeting of Stockholders

Forward-looking Statements

         This Annual Report on Form 10-K includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “intend,” “could,” “expect,” “anticipate,” “believe,” “predict,” “potential”, “might”, “project”, “outlook” or “continue” or the negative of such terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and the television broadcast industry’s actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include those identified under “Risk Factors” in this Annual Report on Form 10-K. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.

         We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K. In addition, we make no representation with respect to any materials available on the Internet, including materials available on our website.

PART I

Item 1. Business

         ACME Communications, Inc. (the “Company” or “we”) owns and operates nine broadcast television stations in medium-sized markets across the United States. Eight of these television stations are network affiliates of The WB Television Network and one station is a network affiliate of UPN. These nine stations broadcast in markets that cover in aggregate approximately 3.7% of the total U.S. television households. We are the fourth largest WB Network affiliated group in the country. Mr. Kellner, our Chairman and Chief Executive Officer, is also a founder of The WB Network and served as its Chairman and Chief Executive Officer from 1994 until June 2004. Prior to that, Mr. Kellner was President of Fox Broadcasting Company from its inception in 1986 through 1993.

         In March, 2003, we sold two of our stations, KPLR-TV serving the St. Louis marketplace and KWBP-TV, serving the Portland, Oregon marketplace, to subsidiaries of the Tribune Company for an aggregate all-cash consideration of $275 million (the “Tribune Transaction”) plus additional consideration in the amount of approximately $4.6 million relating to KPLR’s closing-date working capital. In accordance with U.S. generally accepted accounting principles (“GAAP”), we have accounted for the results of these two stations as “discontinued operations” and our remaining nine stations represent our continuing operations.

          We focus primarily on markets that we believe have the growth potential and demographic profile to support a successful WB Network affiliate. We believe that medium-sized markets provide advantages such as fewer competitors and lower operating costs compared to large markets. Our strategy is to capitalize on these advantages and to grow our revenues and cash flow with an emphasized focus on local sales. Since we centralize many of our stations’ administrative functions and primarily provide entertainment programming, our station general managers are able to focus on increasing sales and improving operating margins.

         Like The WB Network, we target our programming at younger audiences, in particular, young adults, teens and kids. We believe that these younger audiences are a growing, under served and increasingly important demographic target for advertisers, and that our affiliation with The WB Network affords us a significant competitive advantage over other network affiliated television broadcasters in attracting these younger audiences. To build and retain our audience share during non-network hours, we also acquire the broadcast rights to popular syndicated programming that we believe complements The WB Network programming. In addition, we broadcast local and regional sports programming in selected markets and provide local news and weather updates during our morning news show. We believe this programming enhances our ability to sell advertising time to local and regional advertisers and increase audience awareness of our still developing stations.

         ACME Communications, Inc. was incorporated in Delaware in 1999. Our executive office telephone number is (714) 245-9499.

Our Development, Strategy and Outlook

         We formed our company in 1997 with the goal of building a middle market broadcast television station group comprised mostly of new start up stations and underperforming stations – generally affiliated with The WB Television Network, an emerging network. We believed then, and still do today, that there is significant value to be created in aligning with an emerging network that enjoys significant financial and creative support by two large media companies – Time Warner Inc. and the Tribune Company.

         By the end of 1997 we had three stations on the air. During 1998 we added another two stations, bringing our total stations on the air to five. In 1999, we put a sixth station on the air and acquired another four stations. Together, these acquisitions were the major catalyst for our initial public offering in September 1999.

         In the fall of 2000, signs of a slowing economy and receding advertising demand became evident and the industry was in a full recession by 2001 – with non-political advertising revenues declining in double-digit range in many markets. The events of 9/11 only compounded and delayed an expected recovery.

        In 2002, in the face of a continued soft ad environment, we decided to explore opportunities to reduce our debt and exposure to a prolonged industry slump. In December 2002, we announced our sale to Tribune Company of our two largest stations – St. Louis and Portland. We used the proceeds from this transaction, which closed in March 2003, to significantly reduce our debt which in turn allowed us to amend and extend our revolving credit facility. In late 2002, we also completed the purchase of our Madison station – our most recent acquisition.

         The broadcast television business in 2004 saw record-level political advertising, especially in connection with the 2004 Presidential campaign and especially in key, battle ground, states. Including political advertising, aggregate market revenues in our eight markets were up 13%. However, our station group, which in general is the case for all WB Network and UPN Network affiliates, did not participate significantly in this record political spend, and garnered less than 1% share of these revenues.

         Aggregate 2004 market revenues in our eight markets, excluding political revenues, were up just 2% compared to 2003 — reflecting a combination of continued soft advertising demand and less available commercial inventory due to political pre-emptions. This increase was less than most industry analysts had predicted, especially following a relatively weak 2003, and also reflects a somewhat uneven broader economic recovery. Our aggregate share of non-political revenues in our eight markets increased from 7.5% in 2003 to 7.9% in 2004. This increase came despite the fact that our station group’s average ratings for the 2003 / 2004 broadcast season, based on adult viewers aged 18-49 years old during the 5pm to midnight daypart, was a 1.5, a 9% decrease compared to the 2002 / 2003 period. We believe most of this decrease is attributable to the decline in the WB Network’s prime-time ratings in 2003 / 2004 and the resulting effect on surrounding dayparts.

         As we enter 2005, there are no clear early signs that advertising demand is rebounding and with the evaporation of virtually all of the political spending enjoyed in 2004, our in-market competitors will likely return to their aggressive pricing practices to maintain overall market revenue share. Further, soft market conditions have generally favored the larger and more mature traditional network affiliates in our markets. While the WB Network is in a transition year with new programming management, it is uncertain if the new programming that they will announce later this year will improve their ratings. Also, there continue to be few transactions involving the acquisition and disposition of television stations as gaps between seller and buyer pricing expectations have widened and the restrictive FCC regulations limit in-market transactions. In this environment, we have not had opportunities to effect new market, and, of more interest to us, in-market station acquisitions at prices we believed were reasonable. Our key strategy, therefore, continues to be to focus on our existing station portfolio and improving both market shares and station operating cash flows.

          We believe that if advertising demand strengthens, there will be an increase in the number of television station sale transactions. However, we are less certain of when, if at all, the FCC will implement new ownership rules to allow more in-market duopolies. We believe that if the duopolies rules are relaxed, or successfully challenged in court, there will eventually be a consolidation within our industry as broadcasters acquire second in-market stations. We believe that in such an environment, our stations will represent attractive acquisition opportunities to our in-market competitors. In the long term, given our relative smaller size and limited financial resources, we will most likely be a seller, rather than a buyer, in this consolidation.

Programming

         Our programming includes:

        • The WB Network prime time programming (at eight of our nine stations)

        • The UPN Network prime time programming (at one of our nine stations)

        • Kids' WB! (at eight of our nine stations);

        • syndicated programming;

        • The Daily Buzz, a three-hour morning news program; and

        • local programming.

        Prime Time Programming. In prime time, The WB Network, based on the average age of their viewers, is the youngest broadcast network today. Prime time programming includes: 7th Heaven, Smallville, Everwood, Gilmore Girls, Charmed, Reba and Blue Collar TV. When The WB Network began broadcasting in 1995, it provided two hours of prime time programming per week. The WB Network is currently providing 15 hours of prime time programming Sunday through Friday.

        Kids’ WB! Programming. The WB Network launched Kids’ WB! in September 1995 and currently provides 14 hours of kids’ programming Monday through Saturday. Kids’ WB! programming includes Pokemon, Yu-Gi-Oh!, Mucha Lucha, Teen Titans and Jackie Chan Adventures.

        Syndicated Programming. In addition to The WB Network programming, our stations air syndicated programs. Generally, our most profitable programming time periods are those immediately before and after The WB Network programming. Consequently, during these time periods, we air programs that are targeted to the audiences similar in demographics as those that watch The WB Network prime time programs. These syndicated programs include That 70‘s Show, Everybody Loves Raymond, King of Queens, Will and Grace, Judge Judy, King of the Hill, Drew Carey, Spin City and Malcolm in the Middle. We have secured future broadcast rights for certain of our stations to Friends (second cycle), Everybody Loves Raymond (second cycle), According to Jim, Sex in the City and other shows. We have multi-year contracts to air most of our syndicated programming.

         Local Programming. Several of our stations also air certain regional and local sporting events of local interest, which we believe helps increase local awareness of our stations and expands our advertiser base. In addition, we air local weather and news updates at all of our stations during The Daily Buzz, our weekday morning news program. We also air a half-hour weeknight newscast at our Madison station and a 10-minute weeknight newscast at our Knoxville station.

         The Daily Buzz. In September 2002, we launched The Daily Buzz, a three-hour (6:00 — 9:00 a.m. Eastern / Pacific Time) morning news show. Effective January 1, 2004, we began jointly producing the program with Emmis Television Broadcasting, L.P. (“Emmis”), a unit of Emmis Communications Corporation. The show is currently aired on 27 Stations, including all of our WB Network affiliated stations and Emmis’ two WB Network affiliates and on The WB 100+ Cable Group (which airs on cable in more than 100 small markets across the country), representing the aggregate approximately 36% of U.S. households. The show is produced at Emmis’ station facilities in Orlando, Florida, and in addition to traditional news, weather and sports related stories, contains entertainment, technology and lifestyle segments. We believe this program, which is targeted at younger, underserved viewers, has the potential of delivering meaningful additional revenues in its time period, including political advertising and advertisers’ budgets targeted at news programming.

Our Stations

        The following table provides general information concerning our continuing stations:

Marketplace	Market Rank (1)	Station Calls / Channel	Affiliation	Number of Commercial Stations in Market (2)	Station Rank	Station Share (4)	ACME Operation
Salt Lake City, UT	36	KUWB / 30	WB	8	6	5	April 1998
Albuquerque - Santa Fe, NM	47	KWBQ / 19 KASY / 50 KWBR /	WB UPN WB (5)	7 7 See (5)	5 6 See (5)	6 4 See (5)	March 1999 November 1999 January 2003
Dayton, OH	56	WBDT / 26	WB	5	5	6	June 1999
Knoxville, TN	59	WBXX / 20	WB	5	4	8	October 1997
Ft. Myers - Naples, FL	69	WTVK / 46	WB	5	5	5	March 1998
Green Bay - Appleton, WI	69	WIWB / 14	WB	6	5	5	June 1999
Champaign - Springfield - Decatur, IL	82	WBUI / 23	WB	6	5	4	June 1999
Madison, WI	85	WBUW / 57	WB	5	5	2	November 2002

(1)	All television stations throughout the United States are grouped into 210 markets that are ranked in size according to the number of households with televisions in the market for the 2004/2005 season.

(2)	Represents the number of full-power commercial broadcast television stations in the market, excluding Spanish-language stations, digital-only stations and satellite stations.

(3)	Represents our station’s rank, based on the average of the February, May and November 2004 major ratings periods, for adults 18-49 on a Monday through Sunday, 5pm to midnight basis.

(4)	Station share based on the average of the February, May and November 2004 major ratings periods, for adults 18-49 on a Monday through Sunday, 5pm to midnight basis.

(5)	KWBR is a full-power satellite station of KWBQ’s, serving the Roswell area of the Albuquerque-Santa Fe marketplace. Its viewership is reflected in KWBQ’s station rank and share.

KUWB: Salt Lake City, Utah

Designated Market Area: 36 Total Age 2+ Population: 2,393,000	TV Households: 800,000

        Market Description. Forty-one percent of the total population of Salt Lake City is under 25 years of age. The estimated average household income in the Salt Lake City market is approximately $40,500 per year. Major employers in the market include Intermountain Health Care, Brigham Young University, PacifiCorp (Utah Power), WalMart District Office, Delta Airlines and Smith Food & Drug Centers.

        Station Overview. We began operating KUWB in April 1998 under a local marketing agreement and acquired the station in September 1998. KUWB has been affiliated with The WB Network since the network’s launch. When we began operating the station, we replaced the primarily religious paid programming and infomercials that were being run on the station in all non-WB Network time periods with syndicated programming. The station’s syndicated programming currently includes Malcolm in the Middle, That 70‘s Show, Everybody Loves Raymond and King of Queens. It also carries the NBC-affiliated Saturday Night Live. The station has contracted for the future exclusive-market broadcast rights to popular shows such as According to Jim, which begins airing in September 2006. Based on the average three major sweeps period ratings books for the 2003 / 2004 season (i.e., the November 2003, February 2004 and May 2004 ratings – the “Season Average”) KUWB delivered an average 1.0 rating amongst adult 18-49 viewers for the 5 p.m. — midnight, Monday through Sunday, time period – a 21% decrease over the comparable Season Average rating for the 2002 / 2003 broadcast season.

KWBQ: Albuquerque — Santa Fe, New Mexico
KASY: Albuquerque — Santa Fe, New Mexico

Designated Market Area: 47 Total Age 2+ Population: 1,636,000	TV Households: 650,000

        Market Description. Thirty-five percent of the total population of Albuquerque — Santa Fe is under 25 years of age. The estimated average household income in the Albuquerque — Santa Fe market is approximately $40,500 per year. Major employers in the market include Intel, Motorola, General Electric, General Mills, Philips, Tempur-Pedic and Levi Strauss.

        KWBQ Station Overview. We launched KWBQ in March 1999 with The WB Network prime time programming and Kids’ WB! In addition, the station’s syndicated programming currently includes Malcolm in the Middle, That 70‘s Show and King of the Hill. The station has contracted for the future exclusive-market broadcast rights to popular shows such as My Wife and Kids and Friends (second cycle) which begins airing in September 2005 and June 2006, respectively. KWBQ delivered a 2003 / 2004 Season Average 1.5 rating amongst adult 18-49 viewers for the 5 p.m. — midnight, Monday through Sunday, time period. – a 17% decrease over the comparable Season Average rating for the 2002 / 2003 broadcast season.

        KASY Station Overview. We began operating KASY, the UPN affiliate in the market, under an interim local marketing agreement (“LMA”) in November 1999 and closed our purchase of the station in December 1999. The station has been a UPN affiliate since that network’s launch in January 1995. Prior to November 1999, the station had been operating as an LMA by another station owner in the market. The station’s syndicated programming includes Everybody Loves Raymond, King of Queens, Seinfeld, Judge Judy and Judge Joe Brown. All of the future program rights negotiated for KWBQ are also available to air on KASY. KASY delivered a 2003 / 2004 Season Average 0.8 rating amongst adults 18-49 viewers for the 5 p.m. — midnight, Monday through Sunday, time period – a 24% decrease over the comparable Season Average rating for the 2002 / 2003 broadcast season.

WBDT: Dayton, Ohio

Designated Market Area: 56 Total Age 2+ Population: 1,268,000	TV Households: 538,000

         Market Description. Thirty-three percent of the total population of Dayton, Ohio is under 25 years of age. The estimated average household income in the Dayton market is approximately $44,600, per year. Major employers in the market include Chrysler Corp/Acustar Inc., General Motors, Bank One Dayton, American Matsushita and BF Goodrich.

        Station Overview. We acquired WBDT in June 1999. WBDT signed on the air in October 1980 and has been affiliated with The WB Network since our acquisition of the station. The station’s syndicated programming currently includes Malcolm in the Middle, That 70‘s Show, Everybody Loves Raymond, Will & Grace and King of Queens, and the station has contracted for the future exclusive-market broadcast rights to popular shows such as Sex in the City and Friends (second cycle), which both begin airing in September 2005. WBDT delivered a 2003 / 2004 Season Average 2.0 rating amongst adults 18-49 viewers for the 5 p.m. — midnight, Monday through Sunday, time period – a 3% increase over the comparable Season Average rating for the 2002 / 2003 broadcast season.

WBXX: Knoxville, Tennessee

Designated Market Area: 59 Total Age 2+ Population: 1,186,000	TV Households: 514,000

        Market Description. Thirty percent of the total population of Knoxville is under 25 years of age. The estimated average household income in the Knoxville market is approximately $40,800 per year. Major employers in the market include the University of Tennessee, TVA, Oakridge National Laboratories, Alcoa and Nippondenso.

        Station Overview. We launched WBXX in October 1997. In addition to carrying The WB Network prime time programming and Kids’ WB! the station’s syndicated programming currently includes That 70‘s Show, Will & Grace, Dharma & Greg, King of the Hill, Friends, King of Queens and Just Shoot Me. In September 2004, the station began airing a weeknight 10-minute newscast produced by the number one news affiliate in the market. The station has contracted for the future exclusive-market broadcast rights to popular shows such as My Wife & Kids, Friends (second cycle) and According to Jim, which begin in September 2005, June 2006 and September 2006, respectively. In October 2002, Knoxville became Nielsen’s 54th metered market. WBXX delivered a 2003 / 2004 Season Average 2.5 rating amongst adults 18-49 viewers for the 5 p.m. — midnight, Monday through Sunday, time period – a 1% decrease over the comparable Season Average rating for the 2002 / 2003 broadcast season.

WTVK: Ft. Myers — Naples, Florida

Designated Market Area: 68 Total Age 2+ Population: 1,018,000	TV Households: 444,000

        Market Description. Twenty-six percent of the total population of Ft. Myers — Naples is under 25 years of age. The estimated average household income in the Ft. Myers — Naples market is approximately $52,700 per year. Major employers in the market include The Lee County School District, Lee Memorial Health System, Columbia Healthcare and Publix SuperMarkets. The market is the fastest growing television market in the country and has jumped from market rank 83 in June 1998, when we acquired the station, to its current rank of market 68.

        Station Overview. We began operating WTVK in March 1998 under a local marketing agreement and acquired the station in June 1998. WTVK signed on the air in October 1990 and has been affiliated with The WB Network since our acquisition of the station. In addition to carrying The WB Network prime time programming and Kids’ WB!, the station’s syndicated programming currently includes Judge Judy, Judge Joe Brown, That 70‘s Show, King of Queens, Dharma & Greg, Roseanne and Just Shoot Me. The station has contracted for the future exclusive-market broadcast rights to popular shows such as According to Jim and Frazier, both which begin in September 2006. In May 2001, the Ft. Myers-Naples market became Nielsen’s 51st metered market. WTVK delivered a 2003 / 2004 Season Average 1.6 rating amongst adults 18-49 viewers for the 5 p.m. — midnight, Monday through Sunday, time period — a 4% increase over the comparable Season Average rating for the 2002 / 2003 broadcast season.

WIWB: Green Bay — Appleton, Wisconsin

Designated Market Area: 69 Total Age 2+ Population: 1,040,000	TV Households: 434,000

        Market Description. Thirty-two percent of the total population of Green Bay — Appleton is under 25 years of age. The estimated average household income in the Green Bay — Appleton market is approximately $44,000 per year. Major employers in the market include Fort James Corporation, the Oneida Tribe of Indians of Wisconsin, Schneider National, Humana, Shopko Stores, American Medical Security, Bellin Memorial Hospital and Procter & Gamble Paper Products.

        Station Overview. We acquired WIWB in June 1999. WIWB signed on the air in August 1998 and has been affiliated with The WB Network since our acquisition of the station. The station’s syndicated programming currently includes That 70‘s Show, Will & Grace, Everybody Loves Raymond, Frasier and King of Queens and the station has contracted for the future exclusive-market broadcast rights to popular shows such as Friends (second cycle), which begins in September 2006. WIWB delivered a 2003 / 2004 Season Average 1.1 rating amongst adults 18-49 viewers for the 5 p.m. — midnight, Monday through Sunday, time period – a 6% decrease over the comparable Season Average rating for the 2002 / 2003 broadcast season.

WBUI: Champaign — Springfield — Decatur, Illinois

Designated Market Area: 82 Total Age 2+ Population: 889,000	TV Households: 382,000

        Market Description. Thirty-three percent of the total population of Champaign — Springfield — Decatur is under 25 years of age. The estimated average household income in the Champaign — Springfield — Decatur market is approximately $42,100 per year. Major employers in the market include ADM, Staley’s, Caterpillar, Mueller, Illinois Power, Kraft and the University of Illinois.

        Station Overview. We acquired WBUI in June 1999. WBUI signed on the air in May 1984 and has been affiliated with The WB Network since our acquisition of the station. The station’s syndicated programming currently includes Malcolm in the Middle, That 70‘s Show, Everybody Loves Raymond and King of Queens. The station has contracted for the future exclusive market broadcast rights to popular shows such as Friends (second cycle), which begins airing in June 2006. WBUI delivered a 2003 / 2004 Season Average 1.1 rating amongst adults 18-49 viewers for the 5 p.m. — midnight, Monday through Sunday, time period — a 21% increase over the comparable Season Average rating for the 2002 / 2003 broadcast season.

WBUW: Madison, Wisconsin

Designated Market Area: 85 Total Age 2+ Population: 857,000	TV Households: 364,000

        Market Description. Thirty-two percent of the total population of Madison is under 25 years of age. The estimated average household income in the Madison market is approximately $46,300 per year. Madison is the state capitol of Wisconsin and in addition to the state government, major employers in the market include General Motors, Lands End, Mercy Health System and the University of Wisconsin.

         Station Overview. We acquired WBUW through a bankruptcy auction in December 2002. Under an interim LMA, we became fully responsible for its operations effective November 1, 2002. WBUW signed on the air in May 1984 as an affiliate of UPN. The station became a primary WB Television Network affiliate in August 2002. The station’s syndicated programming currently includes That 70‘s Show, King of Queens, Judge Judy and Home Improvement. In September 2003, we began airing a weeknight half-hour local newscast on the station that is produced by the market’s NBC affiliate. The station has contracted for the future exclusive market broadcast rights to the popular show Sex in the City and Friends (second cycle), which begin airing in September 2005 and June 2006, respectively. WBUW delivered a 2003 / 2004 Season Average 0.5 rating amongst adults 18-49 viewers for the 5 p.m. — midnight, Monday through Sunday, time period — an 11% decrease over the comparable Season Average rating for the 2002 / 2003 broadcast season.

Pending Construction Permit Acquisitions

         We own the rights to acquire construction permits to build three other stations – each to be new WB Network affiliates in the Lexington, KY, Richmond, VA and Flint — Saginaw — Bay Cities, MI markets. In October 2004, the FCC issued a construction permit to the applicants of the Flint – Saginaw – Bay Cities, MI market. In February 2005, the FCC approved the transfer applications covering our purchase and simultaneously sale of the Flint CP. Such approval is expected to become final in April 2005, and we expect to consummate those transactions that month. The acquisition of the Lexington, KY and Richmond, VA construction permits are dependent on the Federal Communications Commission approving the underlying applications. In the fourth quarter of 2004, we determined that the FCC will not likely grant the Richmond CP and recorded an expense of $1.0 million in connection with the write-off of related assets. We are still optimistic that the FCC will ultimately grant the CP for Lexington. The purchase price for the Lexington CP, if granted, is $3.0 million and payable at closing. If the construction permit is granted for Lexington, we have the flexibility to construct the station and sign it on the air, to partner with another party or to sell the construction permit outright to a third party who might be interested in acquiring it.

Our Affiliation Agreements

        Each of our eight WB Network affiliated stations has a station affiliation agreement with The WB Network that provides each station with the exclusive right to broadcast The WB Network programming in its respective market. These affiliate agreements have three to 10 year terms that expire between April 2005 and April 2009. KASY, our UPN affiliated station in Albuquerque — Santa Fe, New Mexico, has an affiliation agreement with UPN that expires in January 2008.

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

        Local Advertising. Local advertising revenues are generated by both local merchants and service providers and by regional and national businesses and advertising agencies located in a particular designated market area. Local advertising revenues represented 60% of our net advertising revenues in 2002, 61% in 2003 and 59% in 2004.

         National Spot Advertising. National spot advertising represents time sold to national and regional advertisers based outside a station’s designated market area. National spot advertising revenues represented 40% of our net advertising revenues in 2002, 39% in 2003 and 41% in 2004. National spot advertising primarily comes from:

         • New advertisers wishing to test the market

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

License Grant, Renewal, Transfer and Assignment. Our current licenses expire as follows:

Station (by market ranking)	Expiration Date
KUWB / Salt Lake City	October 1, 2006
KWBQ / Albuquerque - Santa Fe	October 1, 2006
KASY / Albuquerque - Santa Fe	October 1, 2006
KWBR / Albuquerque - Santa Fe	October 1, 2006
WBDT / Dayton	October 1, 2005
WBXX / Knoxville	August 1, 2005
WIWB / Green Bay - Appleton	December 1, 2005
WTVK / Ft. Myers - Naples	February 1, 2005
WBUI / Champaign - Decatur - Springfield	December 1, 2005
WBUW / Madison	December 1, 2005

         A party must obtain a construction permit from the FCC to build a new television station. Once a station is constructed and commences broadcast operations, the permittee will receive a license which must be renewed by the FCC at the end of each license term (which may be as long as eight years under current law). The FCC grants renewal of a broadcast license if it finds that the station has served the public interest, convenience, and necessity, there have been no serious violations by the licensee of the Communications Act or FCC rules and policies, and there have been no other violations of the Communications Act and FCC rules and policies which, taken together, would constitute a pattern of abuse. If the FCC finds that a licensee has failed to meet these standards, the FCC may deny renewal, condition renewal, or impose some other sanction (such as forfeiture). As noted above, our license for station WTVK in the Ft. Myers – Naples market expired on February 1, 2005. We have applied for the renewal of this license but the FCC will not issue any renewal licenses for any WB Network affiliated stations until it completes its investigation of an indecency claim against the network relating to a 2004 broadcast. Any other party with standing may petition the FCC to deny a broadcaster’s application for renewal. However, only if the FCC issues an order denying renewal will the FCC accept and consider applications from other parties for a construction permit for a new station to operate on that channel. The FCC may not consider any new applicant for the channel in making determinations concerning the grant or denial of the licensee’s renewal application. Although renewal of licenses is granted in the majority of cases even when petitions to deny have been filed, we cannot be sure our station licenses will be renewed for a full term or without modification.

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

          Ownership Restrictions. The officers, directors and equity owners of 5% or more of our outstanding voting stock or the voting stock of a company holding one or more broadcast licenses are deemed to have an attributable interest in the broadcast company. However, specified institutional investors, including mutual funds, insurance companies and banks acting in a fiduciary capacity, may own up to (but not as much as) 20% of the outstanding voting stock without being subject to attribution if they exercise no control over the management or policies of the broadcast company. Finally, even if it owns non-voting stock, a third party could be deemed to have an attributable interest if it owns more than 33% of a station’s (or the Company’s) asset value (which is generally defined by the FCC to mean the aggregate of equity plus debt) and either has another attributable interest in the same market as the station(s) or provides more than 15% of the weekly programming for the station(s).

         The FCC’s current rules generally prohibit the issuance of a license to any party, or parties under common control, for a television station if that station’s Grade B contour overlaps with the Grade B contour of another television station in the same DMA in which that party or those parties already have an attributable interest. FCC rules provide an exception to that general prohibition and allow ownership of two television stations with overlapping Grade B contours under any one of the following circumstances:

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

        On June 2, 2003, the FCC adopted new rules (the “New Rules”) with respect to ownership of broadcast television stations and related matters. The New Rules included many changes, including the following:

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

        • waivers would be allowed to permit ownership of two of the top-4 ranked stations in markets with eleven or fewer television stations if certain criteria were satisfied (including whether the combination would enable the buyer to better compete with the dominant television station in the market); and

         • waivers would be allowed to own another television station in the DMA (regardless of the number of television stations in the market) if the station does not have a Grade B contour overlap with the buyer’s other station in the DMA and if the station to be purchased is not carried by the same cable television systems and other multi-video program distributors as the other station.

         The FCC’s New Rules also established new cross media limits (“CML”) to govern the combined ownership of television stations, radio stations, and daily newspapers. More specifically, the New Rules include the following changes:

         • no cross-ownership is allowed in markets with three or fewer television stations;

         • in markets with 4 – 8 television stations, a single entity can own (1) a combination of one daily newspaper, one television station, and half the ownership limit of radio stations, (2) a combination of one daily newspaper and the full complement of allowed radio stations, or (3) a combination of two television stations (if otherwise permissible) and the full complement of radio stations but no daily newspaper; and

        • no CML limits in markets with more than eight television stations.

        The FCC’s New Rules also raised the cap on the reach of a single entity’s television ownership to 45% of the country’s audience. However, Congress subsequently enacted a law which reduced that cap to 39%. Prior to adoption of that new statute, stations in the UHF band, which covers channels 14 — 69, were attributed with only 50% of the households in their respective markets (while 100% of the market households are attributed to stations in the VHF band, which covers channels 2 — 13). The FCC recently issued a public notice requesting comment on whether the new statute had any impact on the ability of the FCC to continue that UHF discount.

        The New Rules were scheduled to become effective on September 4, 2003. However, several parties filed appeals in federal court seeking to overturn the New Rules. The court issued an order on September 3, 2003 which prevented the New Rules from becoming effective and required the pre-existing rules to remain in effect. On June 24, 2004, the court issued a decision (with one of the three judges dissenting) which upheld some of the FCC’s New Rules (mostly relating to radio) but concluded that the FCC had failed to provide an adequate explanation to support other New Rules (mostly relating to television). The court therefore sent the entire proceeding back to the FCC with instructions to provide a better explanation of, or to modify, the rules which the court found objectionable. The court left in place its order of September 3, 2003 which prevented any of the New Rules from going into effect.

        In response to a request by the FCC, the court issued a decision on September 3, 2004 which allowed the FCC to implement certain radio rules that the court had upheld. However, the court made no change in its decision with respect to those New Rules that affect television broadcasting. On January 27, 2005, the FCC and the Department of Justice (which works with the FCC on certain court appeals) decided not to appeal the court’s decision to the United States Supreme Court. Although other parties have asked the Supreme Court to review the decision, the failure of the FCC to request that review makes it less likely that the Supreme Court will hear the case. As a result, the FCC will probably inaugurate a new proceeding in the near future to determine whether the New Rules should be changed and to develop a better explanation for those New Rules it decides to retain.

        At this juncture, no predictions can be made as to whether or when the New Rules (at least with respect to television) will be changed and, if so, how those changes will affect the company. It is possible, however, that changes could be made in the New Rules that will adversely affect the company and our ability to buy new television stations or sell our existing television stations.

        Restrictions on Foreign Ownership. The Communications Act prohibits the issuance of broadcast licenses to, or the holding of a broadcast license by, foreign citizens or any corporation of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country. The Communications Act also authorizes the FCC to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens. The FCC has interpreted these restrictions to apply to other forms of business organizations, including partnerships. As a result of these provisions, the FCC licenses granted to our subsidiaries could be revoked if more than 25% of our stock were directly or indirectly owned or voted by aliens. Our certificate of incorporation contains limitations on alien ownership and control substantially similar to those contained in the Communications Act. Pursuant to our certificate of incorporation, we have the right to refuse to sell shares to aliens or to repurchase alien-owned shares at their fair market value to the extent necessary, in the judgment of our board of directors, to comply with the Communications Act’s alien ownership restrictions.

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

        Review of Must Carry Rules. FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 require each television broadcaster to elect, at three-year intervals beginning October 1, 1993, to either:

        • require carriage of its signal by cable systems in the station’s market, which is referred to as must carry rules; or

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

        Local Marketing Agreements. Under the FCC’s current rules (as well as the New Rules), the licensee of a television station providing more than 15% of another television station’s programming under a local marketing agreement is considered to have an attributable interest in the other station for purposes of the FCC’s national and local multiple ownership rules if both stations are located in the same market. The FCC also adopted a grandfathering policy providing that local marketing agreements that are in compliance with the previous FCC rules and policies and were entered into before November 5, 1996, would be permitted to continue in force until the FCC conducts its biennial review of regulations in 2004. Local marketing agreements entered into after November 5, 1996 but prior to the adoption of the new FCC rules in 1999 were grandfathered until August 2001.

        Prior to the adoption of the FCC’s new rules, we did, from time to time, enter into local marketing agreements, generally in connection with pending station acquisitions. By using local marketing agreements, we can provide programming and other services to a station that we have agreed to acquire before we receive all applicable FCC and other governmental approvals.

        Both the current FCC rules and the FCC’s New Rules generally permit local marketing agreements if the station licensee retains ultimate responsibility for and control of the applicable station, including finances, personnel, programming and compliance with the FCC’s rules and policies. We cannot be sure that we will be able to air all of our scheduled programming on a station with which we may have a local marketing agreement or that we would receive the revenue from the sale of advertising for such programming.

        Joint Sales Agreements. A joint sales agreement is an arrangement where one station sells advertising time on another station. The FCC’s New Rules make joint sales agreements for radio stations an attributable ownership interest if the selling station is located in the same market and sells more than 15% of the other station’s weekly advertising time. The FCC recently initiated a new rulemaking proceeding that could result in rules which make joint sales agreements for television an attributable ownership interest to the same extent that radio joint sales agreements are an attributable ownership interest. There could be situations where we would want to have a joint sales agreement with another television station in a market where we already own one or more television stations. Therefore, the FCC proceeding could result in the adoption of rules which would limit our opportunities to have those agreements, and that limitation could adversely affect the Company.

        Digital Television Services. The Communications Act and the FCC’s rules have numerous provisions that relate to the establishment of digital television service, which will improve the technical quality of television signals and provide broadcasters the flexibility to offer high-definition television, data broadcasting and other new services. Among other requirements, the FCC must:

        • limit the initial eligibility for licenses to existing television broadcast licensees or permittees (who held those licenses or permits by April 3, 1997);

        • allow digital television licensees to offer ancillary and supplementary services;

        • charge appropriate fees to broadcasters that supply ancillary and supplementary services for which such broadcasters derive certain non-advertising revenues; and

        • require television broadcasters to surrender their license to broadcast analog, or non-digital, signal by December 31, 2006 unless specified conditions exist that, in effect, limit the public’s access to digital television transmissions in a particular market.

        As a starting point, the FCC adopted a table of allotments for digital television. Under the table, all eligible broadcasters with a full-power television station were allocated a separate channel for digital television operation. However, on September 7, 2004, the FCC issued a Report and Order which initiated a process to refine that table of allotments so that all digital television stations will operate on Channels 2 through 51, which are identified by the FCC as the “core” channels. The Report and Order also adopted a procedure that will enable television stations to make certain elections about which channel they would like to use for digital television. It is anticipated that the new table of allotments will be completed sometime in late 2006 or early 2007. The FCC has established a “freeze” on the filing of applications to modify existing analog television stations (like ours) until the new digital table of allotments is completed.

        In the meantime, the FCC’s Report and Order of September 7, 2004 established certain construction deadlines for digital television facilities. All stations affiliated with the top four networks (ABC, CBS, Fox and NBC) in the top 100 markets must complete construction of full power digital television facilities by July 1, 2005 if the procedure described above results in the retention of the original digital channel assigned to the station. All other commercial and noncommercial television stations must complete construction of full-power digital television facilities by July 1, 2006 if the procedure described above results in the station’s retention of its original digital channel. The Report and Order adopted other deadlines as well concerning the construction of full power digital television facilities.

        We have already constructed full power digital television facilities for each of our stations except the station in Roswell (which was not assigned a digital channel). The FCC’s Report and Order of September 7, 2004 may nonetheless require that we expend monies to upgrade existing digital facilities and other monies to build new digital facilities for Roswell. At the same time, the potential exists for new sources of revenue to be derived from digital television. We cannot predict the overall effect the transition to digital television might have on our business.

        Another major issue surrounding the implementation of digital television is the scope of a local cable television system’s obligation to carry the signals of local broadcast television stations. On February 10, 2005, the FCC decided that a cable television system is only obligated under the Communications Act to carry a television station’s “primary video” signal and, accordingly, that a cable television system does not have to carry the television station’s digital signal as well as its analog signal (but must carry the digital signal if the station does not have an analog signal). The new digital technology will enable a television station to broadcast four or more video streams of programming to the public, but the FCC said that the cable television system only has an obligation to carry one of those signals (the “primary video” signal) and not all of them, thus rejecting the broadcasters’ request for the FCC to impose a “multicasting” obligation on cable television systems. The FCC decisions could limit the reach of our television stations’ digital programming and, to that extent, could have an adverse impact on the revenue we derive from station operations.

        The conversion to digital television has proceeded more slowly than many at the FCC and in Congress expected, and questions have been raised whether the December 31, 2006 deadline in the Communications Act can be achieved. Numerous proposals have been advanced by the FCC and Congress to address the timing of the digital conversion process but there is no certainty as which proposals will be adopted and how they will affect the Company.

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

        Dual Network Rule. The FCC repealed the rule that prohibited one of the major television networks (ABC, CBS, NBC or Fox) from owning one of the other television networks. Viacom utilized that change in FCC rules to acquire UPN. However, the FCC’s New Rules retained the rule that prohibits dual ownership of two or more of the four major networks.

        Satellite Home Viewer Act. The Satellite Home Viewer Act, which was renewed and expanded by federal law in December 2004, and related FCC regulations allow satellite carriers to deliver broadcast programming to subscribers who are unable to obtain television network programming over the air from local television stations. Congress later amended the act to facilitate the ability of satellite carriers to provide subscribers with programming from both local and non-local television stations (regardless of the subscribers’ ability to receive the television signals over the air). The FCC has adopted rules to implement certain of those legislative changes and is conducting rulemaking proceedings to implement others. A principal component of the new regulation requires satellite carriers to carry the analog signals of all local television stations in a market if they carry one. We have taken advantage of that regulation to require carriage of our stations on satellite systems in the Salt Lake City, Albuquerque — Santa Fe, Knoxville and Ft. Myers — Naples markets. The Congress recently adopted legislation to renew portions of the Satellite Home Viewer Act that were scheduled to expire and, at the same time, adopted other provisions that affect the delivery of satellite service (including prohibition of one satellite carrier’s requirement that subscribers have a second dish to receive local broadcast signals). None of those legislative changes affect the FCC’s refusal to require satellite carriers to carry a television station’s digital signal, even if the station does not have an analog signal. We cannot predict whether the FCC’s policy will remain in place and, if so, whether it could adversely affect our business in the future.

        EEO Rules. FCC rules require broadcast licensees to provide equal employment opportunities. To satisfy those rules, broadcast licensees must widely disseminate information on employment vacancies and promote diversification in their employment. The rules supplement a broadcaster’s obligation to refrain from racial or other prohibited discrimination in its employment practices under other applicable federal as well as state and local laws and regulations. The EEO rules impose substantial record-keeping obligations on broadcasters, require that certain television stations (those with five or more full-time employees) submit reports concerning their EEO efforts mid-way through their license term, and require all television stations to submit information on their EEO compliance with their renewal applications.

        Other Regulatory and Legislative Changes. Federal regulatory agencies and Congress from time to time consider proposals for additional or revised rules. For example, Congress is currently considering legislative proposals that would shorten the length of a license term from eight to three years and also increase substantially the fines which the FCC can impose for the broadcast of indecent material. We cannot predict how those proposals or other issues discussed above will be resolved, although their outcome could have an adverse or favorable impact on the broadcasting industry generally or us specifically.

        The foregoing summary of FCC and other governmental regulations is not intended to be comprehensive. For further information concerning the nature and extent of federal regulation of broadcast stations, you should refer to the Communications Act, other Congressional acts, FCC rules, and the public notices and rulings of the FCC.

Employees

        At December 31, 2004, our continuing operations had 229 employees, none of whom are subject to collective bargaining agreements. We believe that our relationships with our employees are good.

Available Information

        We maintain an Internet website at www.acmecommunications.com where our Annual Reports on Form 10-K, Quarterly Reports on 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time that they are filed with or furnished to the Securities and Exchange Commission.

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

Market	Approximate Size (1)	Ownership
Salt Lake City, Utah Studio and office facilities Tower (analog / digital)(2)	9,500 sq. ft 4,075 / 4,124 ft.	Leased Owned
Albuquerque - Santa Fe, New Mexico Studio and office facilities Tower (analog / digital)	9,000 sq. ft. 4,223 / 4223 ft.	Leased Leased
Dayton, Ohio Studio and office facilities Tower (analog / digital)	9,998 sq. ft. 1,145 / 954 ft.	Leased Leased
Knoxville, Tennessee Studio and office facilities Tower (analog / digital)(3)	8,000 sq. ft. 2,421 / 2,359 ft.	Leased Owned
Green Bay - Appleton, Wisconsin Studio and office facilities Tower (analog)(3) Tower (digital)	7,500 sq. ft. 659 ft. 1,089 ft.	Leased Owned Leased
Ft. Myers - Naples, Florida Studio and office facilities Tower (analog / digital)	8,623 sq. ft. 1,496 / 1,496 ft.	Leased Leased
Champaign - Springfield - Decatur, Illinois Studio and office facilities Tower (analog / digital)(3)	7,800 sq. ft. 1,329 / 1,329 ft.	Owned Owned
Madison, Wisconsin Studio and office facilities Tower (analog / digital)(3)	9,600 sq. ft. 1,362 / 1,270 ft.	Leased Owned

(1)	Tower size represents signal radiance height above average terrain.

(2)	Represents partnership interests in digital television tower.

(3)	Tower owned on leased property.

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

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of the security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the NASDAQ National Market under the symbol ACME. As of March 14, 2005, there were 31 stockholders of record and the closing price of our common stock that day was $5.34.

        We have not declared or paid any cash dividends or distributions on our common stock since our inception. We anticipate that, for the foreseeable future, any earnings will be retained for use in our business and no cash dividends will be paid on our common stock. Any payment of future cash dividends on our common stock will be dependent upon the ability of our subsidiaries to pay dividends or make cash payments or advances to us. Our credit agreement imposes restrictions on our subsidiaries’ ability to make these payments. Our ability to pay future dividends will also be subject to restrictions under any future debt obligations and other factors that our board of directors deems relevant.

        Below are the Nasdaq high, low and closing prices of ACME Communications, Inc. for each quarter of 2004 and 2003.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
High	$10.21	$8.33	$7.08	$7.08
Low	7.44	6.50	5.85	5.60
Close	7.94	6.90	5.95	7.01

2003
High	$7.90	$8.65	$8.37	$9.14
Low	6.20	6.40	7.15	7.55
Close	6.45	7.60	7.50	8.78

         The “Equity Compensation Plans” table required in Item 5 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A relating to our 2005 Annual Meeting of Stockholders.

        On November 8, 2004, the Board of Directors authorized the Company to repurchase up to $10.0 million of our common stock in open market and private transactions through December 31, 2005. We have not acquired any shares to date under this program.

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

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except for per share data)
Statement of Operations Data:
Net revenues	$46,936	$43,462	$36,006	$27,793	$26,153

Operating expenses:
Costs of service:
Programming (including program amortization)	20,426	17,807	13,858	10,635	9,955
Other costs of service (excluding depreciation and
amortization expense of $5,406, $4,579, $3,894,
$9,638 and $8,964 for the years ended December 31,
2004, 2003, 2002, 2001 and 2000, respectively)	7,458	6,808	6,151	5,706	6,232
Selling, general and administrative expenses	18,252	18,364	17,145	14,702	12,403
Depreciation and amortization	5,454	4,644	3,991	9,740	9,070
Abandoned acquisition related costs	1,025	--	--	--	--
Impairment of broadcast licenses	2,999	4,000	--	--	--
Corporate expenses	4,052	3,563	4,078	3,907	3,660

Operating expenses	59,666	55,186	45,223	44,690	41,320

Operating loss	(12,730)	(11,724)	(9,217)	(16,897)	(15,167)
Other income (expenses):
Interest income	8	329	125	921	1,380
Interest expense	(3,686)	(12,971)	(30,859)	(28,625)	(27,141)
Loss on early extinguishment of debt	--	(11,054)	--	--	--
Other expense	(119)	(215)	(143)	(63)	(91)

Loss from continuing operations before income taxes and
minority interest	(16,527)	(35,635)	(40,094)	(44,664)	(41,019)
Income tax benefit (expense)	(1,650)	(2,463)	(24,276)	14,308	12,467

Loss from continuing operations before minority interest	(18,177)	(38,098)	(64,370)	(30,356)	(28,552)
Minority interest	914	--	--	--	--

Loss from continuing operations	(17,263)	(38,098)	(64,370)	(30,356)	(28,552)

Discontinued operations:
Income from discontinued operations	127	88,545	13,991	4,179	10,856
Income tax benefit (expense)	(411)	24,521	(5,597)	(1,672)	(4,342)

Income (loss) from discontinued operations	(284)	113,066	8,394	2,507	6,514

Net income (loss)	$(17,547)	$74,968	$(55,976)	$(27,849)	$(22,038)

Income (loss) per share:
Continuing operations	$(1.05)	$(2.27)	$(3.84)	$(1.81)	$(1.70)
Discontinued operations	(0.02)	6.75	0.50	0.15	0.38

Net income (loss) per share, basic and diluted	$(1.07)	$4.47	$(3.34)	$(1.66)	$(1.32)

Basic and diluted weighted average common shares outstanding	16,406,057	16,759,245	16,750,000	16,750,000	16,750,000

Balance Sheet Data:
Total assets	$171,162	$171,912	$393,276	$407,385	$411,192
Total debt (1)	45,542	30,006	275,001	250,150	239,251
Total stockholders' equity	75,152	97,625	22,491	78,006	105,326

(1)	Includes our 12% senior secured discount notes, the 10 7/8% senior discount notes, convertible debt, revolving credit facility, second-lien term note and capital lease obligations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

         In March 2003, we sold two of our stations, KPLR-TV serving the St. Louis marketplace and KWBP-TV, serving the Portland, Oregon marketplace, to subsidiaries of the Tribune Company for an aggregate, all-cash, consideration of $275 million plus a payment for the closing-date working capital of the St. Louis Station in the amount of approximately $4.6 million. The results relating to these two stations have been accounted for as discontinued operations in accordance with U.S. generally accepted accounting principles (“GAAP”).

         The nine television stations that comprise our continuing operations are regionally diverse and range in market size (based on television households) from 36 through 85 in the nation. All but one of our stations are affiliates of The WB Television Network. Our second station in the Albuquerque-Santa Fe marketplace is a UPN affiliate. Our nine stations have only been on the air, or achieving measurable ratings, for 4-6 years.

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

          Approximately 70% of our revenues are derived from programming that airs between the hours of 5pm to midnight, Monday through Sunday. Network prime time, which is a subset of this daypart, accounts for 15-20% of our total revenues. Our average broadcast season (mid-September to mid-September) ratings amongst adults aged 18-49 years old in this 5pm to midnight daypart, based on the average of the three major sweeps ratings periods (November, February and May of each broadcast season), grew steadily until the most recently completed season. Excluding Madison, which we acquired in December 2002, our weighted average rating in this demographic for the daypart was 1.27 for the 2000/2001 season, a 1.36 rating for the 2001/2002 season and a 1.77 rating for the 2002/2003 season. Including Madison, our weighted average adult 18-49 year old average ratings for this daypart was a 1.67 rating for the 2002/2003 season and a 1.52 rating for the 2003/2004 season, representing a 9% season-over-season decline. Our November 2004 weighted average ratings in this 5pm – midnight period amongst adults 18-49 declined 14% from the November 2003 ratings period. We believe these recent ratings declines, while not limited to our prime-time daypart, are attributable mostly to the decline in The WB Network’s prime-time ratings and the impact that such a drop, in our highest viewed daypart, has upon the surrounding dayparts.

         Our stations are generally ranked either fifth or sixth in their markets in terms of either our share of viewers or our share of the market’s broadcast television revenue. In periods of lower advertising demand – such as has been the case for much of the past three years – competition from market leaders, generally the ABC, CBS, NBC and Fox affiliated stations, increases as these stations become more aggressive in price to maintain their revenue share. Over the past several years, biennial political spending in the even years has seen dramatic growth. While we do not directly benefit from this political advertising since most campaigns target older viewers than we generally deliver, we indirectly benefit as the increased demand has the effect of increasing pricing for non-political advertising as overall inventory available to these advertisers in each market declines. The 2005 year will see a significant reduction in overall television market revenues, as record political advertising revenues in 2004 will not recur in 2005 due to the lack of any significant elections.

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

         Our primary ongoing operating expenses are costs of services, selling, general and administrative expenses, corporate expenses and depreciation and amortization and, in 2003 and 2004, expenses related to impairments in our broadcast licenses. Costs of services include programming costs, which consist primarily of amortization of broadcast rights relating to syndicated programs as well as costs associated with our morning news show, The Daily Buzz (which, as of January 1, 2004, is jointly produced by us and Emmis, which is accounted for as a variable interest entity, and which effectively reduces our costs in half for this program) and music rights fees. Other costs of service include advertising expenses targeted at viewers, which is net of any reimbursement received or due to us for such advertising and promotion from The WB Network, UPN or from other program suppliers, and engineering and transmission related expenses. Selling, general and administrative expenses primarily include salaries, sales commissions to account executives, ratings service expenses, insurance and various related overhead expenses. Corporate expenses reflect costs of corporate management, which includes senior management and other centralized management support staff, along with investor relations expenses, professional fees, directors and officers insurance and other related corporate overhead.

         In the fall of 2000, we began to experience a noticeable slowdown in non-political advertiser demand. By December 2000, it was clear that there was a dramatic weakness in demand affecting all media-related companies and there were broader indications that the U.S. economy was in a slowdown. This slack demand continued through all of 2001, and the resultant effect of the events of September 11, 2001 only made a tough year worse. By industry accounts, 2001 television revenues declined approximately 13-15% over 2000, the steepest decline in the last 50 years. Nearly every publicly traded television broadcaster, including us, posted year-over-year declines in advertising revenues. Advertising demand began to rebound early in 2002 and by the end of the year, aided by robust political advertising demand in most markets, year-over-year gains in most of our markets averaged approximately 10%. In March 2003, Operation Freedom commenced in Iraq and advertising demand was adversely affected for several weeks. Overall, there was only a modest growth in non-political advertising revenues in 2003 for our markets. While most expected that calendar 2004 would reflect an improved operating environment compared to 2003, despite record breaking political advertising, non-political advertising revenues increased only 2% for the entire year. Heading into 2005, advertising demand - especially on the national front - seems to have weakened compared to the fourth quarter of 2004 and the year earlier periods. We believe this is due to a number of factors, including continued consolidation of advertisers and their advertising budgets, a continued uneven economic recovery and the possible redirecting of advertising budgets to other television and non-television media. Although we still believe our stations are not fully capturing their appropriate share of market revenues and therefore still have room to increase their shares, given the relatively weak market and the recent declines in our ratings and in-market shares, we expect 2005 to be our most challenging year since 2001.

Results of Operations

Year Ended December 31, 2004 compared to Year Ended December 31, 2003

         In calendar year 2004 our station group achieved revenue gains despite a modest decline in our viewership shares and relatively sluggish market conditions apart from another strong political advertising year. The growth in our net revenues was attributable to the combined 2% growth in underlying non-political market revenues and a growth in our station group’s share of those revenues. Our revenue growth exceeded the growth in our costs of services, excluding depreciation and amortization, and allowed us to continue to narrow our operating losses compared to calendar 2003.

        Net revenues for the year ended December 31, 2004 increased 8% to $46.9 million compared to $43.5 million for the year ended December 31, 2003.

         Programming expenses increased 15% to $20.4 million compared to the prior year’s programming expense of $17.8 million. This increase was attributable primarily to our continued investment in programming, including Malcolm in the Middle which launched in syndication in September 2004 at four of our stations and an increase in 2004 in the write-down of program rights to adjust to net realizable value of $1.2 million compared to 2003.

        Other costs of services increased 10% to $7.5 million compared to a prior year expense of $6.8 million. This increase was primarily attributable to increased utilities and operating lease expenses relating to the roll-out of digital transmissions at several of our stations during 2003 and 2004.

         SG&A expenses decreased 1% to $18.3 million compared to a prior year expense of $18.4 million. This decrease in SG&A relates primarily to reduced metering costs in one of our stations due to another station in the market participating in the costs of such meters.

         Corporate expenses for 2004 increased to $4.1 million from $3.6 million in 2003. This 14% increase in corporate expenses was due primarily to increased costs related to our implementation of Section 404 of the Sarbanes–Oxley Act relating to our internal controls.

         Depreciation and amortization expense for 2004 was $5.5 million compared to $4.6 million for 2003. This increase reflects our continued capital expenditures over the past two years in connection with the conversion to digital, and more recently, to HDTV, and to our facility upgrades at our Madison station.

        In 2004, we wrote-off $1.0 million in costs associated with our efforts to secure a construction permit for a television station in the Richmond, Virginia market as we determined that it was not likely going to be issued by the Federal Communications Commission.

         Impairment of broadcast licenses for 2004 was $3.0 million compared to an impairment expense of $4.0 million in 2003. Both impairment charges reflected lower valuations for certain of our smaller market station licenses.

         Interest expense for 2004 was $3.7 million compared to $13.0 million for 2003. This $9.3 million decrease in interest expense reflects the redemption in 2003 of our 10 7/8% Senior Discount Notes due 2004 (the "Television Notes") and our 12% Senior Secured Notes (the "Intermediate Notes") with the proceeds from the sale of our St. Louis and Portland stations.

        We incurred a tax expense of $1.7 million in 2004 compared to a tax expense of $2.5 million in 2003. The tax expense in both years primarily relate to deferred tax liabilities associated with amortization of intangibles for tax purposes.

         Our loss from discontinued operations for the twelve months ended December 31, 2004 was approximately $284,000 and related primarily to additional state taxes payable attributable to the gain on the sale of our discontinued operations, net of a remittance from the buyer of those stations of state tax NOL benefits they received subsequent to the March 2003 closing. Our income from discontinued operations for the twelve months ended December 31, 2003 was $113.1 million, which included a pre-tax gain on sale of assets of $87.0 million. Pre-tax income from operations of discontinued operations for the twelve months ended December 31, 2003 was $1.6 million.

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

        Selling, general and administrative (“SG&A”) expenses increased 7% to $18.4 million compared to a prior year expense of $17.1 million. On a Same Station Basis, SG&A expenses increased 5%. This increase in SG&A relates primarily to added sales staff, increased customer incentive trip expense and higher Nielsen ratings expenses.

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

         Corporate expenses for 2003 decreased 13% to $3.6 million from $4.1 million in 2002. This decrease in corporate expenses was due primarily to reductions in salary, incentive compensation and related expenses, professional fees and directors and officers insurance costs.

        Depreciation and amortization expense for 2003 was $4.7 million compared to $4.0 million for 2002. This increase of approximately $700,000 primarily reflects our investment in capital equipment in connection with our digital transmission facilities over the past eighteen months, which as of December 31, 2003, we have substantially completed.

         Interest expense for the current year was $13.0 million compared to $30.9 million for 2002. We redeemed all of our Television Notes on April 21, 2003 and our Intermediate Notes on April 21, 2003 and September 30, 2003 with proceeds from the Tribune Transaction and borrowings under its senior credit facility. In connection with these early extinguishments of debt, we incurred an expense of $11.1 million. Based on our total debt at December 31, 2003, including our capital lease obligations, and the effective interest rates at that date, and excluding any new borrowings in 2004, our projected annualized cash interest expense is approximately $2.0 million.

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

         In November 2004, we amended our senior credit facility again and simultaneously completed a new $20 million second-lien term loan facility (“SLTL”). The senior credit facility was amended to increase the maximum borrowings thereunder to $60 million, reduce the borrowing rates, provide us the ability to repurchase up to $10 million of our common stock, extend the term to November 2008 and amend and eliminate certain of our financial covenants. The SLTL matures in May 2009, and bears interest at LIBOR plus 7.00%, with interest payable quarterly. The financial covenants in both agreements are limited to (a) quarterly tests for minimum trailing twelve month EBITDA, (b) an annual test for maximum capital expenditures and (c) a covenant that the combined outstanding borrowings under both the revolver and the SLTL facility will not exceed 60% of the Company’s most recent lender-approved appraised valuation of our stations.

         In March 2005, given the recent decline in our ratings and in-market viewing shares and the relatively weak advertising demand in our markets, we amended our 2005 quarterly EBITDA covenants with both our senior credit facility and SLTL lenders. We expect to be in compliance with all of our financial covenants for the 2005 period. The 2006 EBITDA covenants were not amended and the Company does not expect that it will be in compliance with those covenants beginning on March 31, 2006. Accordingly, the Company expects that before March 31, 2006 it will be required to either negotiate new covenants for both facilities for 2006 and beyond or find new financing to replace these facilities. We cannot be certain that we will be successful completing these amendments to our current credit facilities. If we cannot either amend or, alternatively, replace these facilities, we might need to sell one or more of our stations to provide us with the liquidity and financing options required.

         In 2004, inclusive of cash interest expense, cash used in operating activities was approximately $4.8 million and cash used in investing activities, principally consisting of station related capital expenditures, was $6.7 million. While we are striving to reduce our cash usage for operating and investing activities, we are, in the meantime, a net borrower in 2005 and will likely be a net borrower in 2006.

         Net cash used in operating activities was $4.8 million for 2004 compared to net cash used in operating activities of $22.2 million for 2003, a decrease in use of cash of $17.4 million. The decreased use was primarily due to reduced cash interest expense of $15.9 million, a reduction in taxes paid of $480,000 and increased net revenue in excess of cash costs of service.

         Net cash used in investing activities was $6.7 million for 2004 compared to $3.4 million for 2003. The $3.3 million increase in net cash used in investing activities relates primarily to an increase in capital expenditures in 2004 of $3.0 million due primarily to our new transmission facilities in Madison and the upgrade to full HDTV capabilities at four of our stations and a decrease in proceeds from sale of assets.

         Net cash provided by financing activities for 2004 was $12.3 million as we funded our operating and investing activities, along with the $5.0 million in repurchases of our stock, through increased borrowings under our credit facilities. Our net cash used by financing activities in 2003 was $252.3 million as we repaid all of our long-term notes from the proceeds of the Tribune Transaction and repaid $7.5 million in capital lease obligations of our continuing stations in 2003.

         Net cash used by discontinued operations in 2004 was approximately $284,000, which represented state tax payments net of the receipt of additional consideration from The Tribune Company related to state loss carryovers that they realized subsequent to the sale date. Net cash provided in 2003 by discontinued operations of $277.3 million included the $275.0 million purchase consideration for the sale of our stations to Tribune plus cash provided from operations and working capital of the sold stations prior to the closing date, net of transaction costs and taxes paid. The $9.9 million in cash provided by discontinued operations in 2002 was from the full year operations of the stations sold.

         As of December 31, 2004, the balances due under our revolving credit facility and SLTL were approximately $24.6 million and $20.0 million, respectively, and we were in compliance with the covenants of both credit agreements. The weighted average interest rate on the outstanding borrowings at that date was 7.46% for the revolving credit facility and 9.82% for the SLTL. We had $24.4 million remaining available for borrowing at December 31, 2004 under our revolving credit facility.

        At December 31, 2004, amounts due under all capital lease facilities totaled $988,000 bearing an implicit average interest rate of 5.27% per annum. We expect to incur approximately $3.0 million in additional capital expenditures in 2005, primarily related to our remaining HDTV upgrades and for routine capital expenditures at our stations.

         At December 31, 2004, we had $1.7 million of unrestricted cash and negative working capital of $1.0 million. Before considering any possible future acquisition, including the pending construction permit, in Lexington, Kentucky, during at least the next twelve months it will be necessary for us to continue to borrow under our senior credit facility as the cash generated from our station operations does not offset our projected capital expenditures, cash corporate expenses and cash interest costs. The FCC issued the construction permit for Flint, Michigan in 2004 and we have entered into an agreement to sell that construction permit to a third party at a price of $4.5 million. The FCC has approved this transfer and we expect to close this transaction simultaneously with our purchase of the construction permit from the original applicants for $3.0 million in April 2005, yielding a cash gain of approximately $1.5 million. We expect that any future acquisitions and related capital expenditures of television stations, including any relating to our construction permit in Lexington, KY, if granted by the FCC, would be financed through our revolver, a possible new capital lease line and, if necessary, through additional debt and equity financings. Although we believe it would be a secondary alternative, we also believe we have the ability to sell select stations in the event of unforeseen credit difficulties, such as might be experienced if there were further declines in the U.S. economy or in advertising demand, or if our ratings continue to decline. There is no guarantee that such other means of raising capital will be at terms acceptable to us, and accordingly current stockholders could be adversely affected by such financings.

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

        If we do not meet our interest obligations under either our amended senior revolving credit facility or our second-lien term loan facility, fail to amend the quarterly EBITDA covenants for 2006 and beyond, or if we otherwise default under these agreements, this debt may be accelerated. In addition, because of our leverage, we may be less able to respond to market conditions or meet extraordinary capital needs. If we are unable to generate sufficient cash flow from operations or borrow under an amended, restructured or new revolving credit agreement to meet our obligations and commitments, we will be required to raise additional debt or equity capital. Additionally, we may be required to sell material assets or operations or delay or forego acquisitions. These alternative strategies would likely not be effected on satisfactory terms, if effected at all.

         Most of the programming we air and derived revenues from is either provided by our networks (The WB in the case of eight of our stations and UPN in the case of the ninth) or from rerun syndication product. If any of our network affiliation agreements are not renewed by the networks, if the WB or UPN networks decline in popularity, or if the pricing for rerun syndication product increases, our ratings could decline or our costs increase which could adversely affect our financial performance. In addition, as most rerun syndication programming is purchased well in advance of it becoming available for our stations to air, we are at risk of such acquired programming not achieving the expected ratings and the possibility that the revenues generated by such programs will not recoup the contractual programming costs.

         Both the WB Network and UPN are unprofitable. If their parent companies decide to discontinue these operations or shut them down, our stations’ values would be adversely affected.

        We have a substantial amount of intangible assets and an adverse change in our performance or in economic conditions within our markets could lead to future impairments that could negatively affect our operating results.

        We have incurred net losses from continuing operations in each of our fiscal years since inception and expect to continue to experience net losses during the coming year or two. Such losses might make it difficult to refinance or replace credit facilities should we be required to replace them.

         Our plans to acquire additional television stations during the past several years have been adversely affected by our increased leverage resulting from a decline in our broadcast cash flow and the related constraints in borrowing under our revolving credit facility. Although we will have significantly reduced our debt through the sale of our discontinued operations, we will still need to borrow under a senior credit facility to successfully execute and implement additional station acquisitions. Our inability to secure such financing could limit our future growth.

         Furthermore, our ability to acquire additional television stations is affected by the following:

         • many competing acquirers have greater resources available to make such acquisitions than we have

        • desired stations might not be available for purchase;

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

        All of our continuing television stations are relatively new in their markets and are still developing. Many of them have never generated positive cash flow from operations and the group, as a whole and including corporate expense, has never generated positive cash flow from operations. Our ability to service our debt and stay in compliance with our credit agreement is ultimately dependent on our generating positive cash flow from operations.

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

        Emerging technologies such as personal video recorders (“PVR”) that allow viewers to digitally record and play back television programming may decrease viewership of commercials and, as a result, lower our advertising revenues. The PVR penetration rate has increased dramatically over recent years and the likelihood of direct broadcast and cable services including such devices for nominal fees in their next generation set-top boxes will likely drive PVR penetration rates further. Advertisers and agencies are increasingly raising their concerns that this new technology is reducing the value of their commercial messages.

         The FCC requires that all stations stop using analog signals on the stations by 2006. As of year-end 2004, television sets with digital receivers were only present in approximately 4-5% of U.S. television households, and accordingly, we are unable to predict the extent of consumer demand for digital television will be or when that demand will arise. If we are required to cease analog operations before viewers have converted to digital television, our revenues and operating results will be adversely affected.

Contractual Cash Obligations

Our contractual cash obligations, by year of payment, in thousands, including the repayment of our revolving credit facility, and our SLTL, are as follows:

Year	Senior Credit Facility & Second Lien Term Loan	Program Rights Obligations(1)	Capital Lease Obligations	Operating Lease Obligations	Purchase Obligations(2)	Total Contractual Cash Obligations
2005	$--	$12,911	$46	$1,766	$5,333	$20,056
2006	--	11,378	48	1,633	5,077	18,136
2007	--	10,696	50	1,515	3,765	16,026
2008	24,554	8,868	46	1,270	1,803	36,541
2009	20,000	6,631	47	1,214	1,493	29,385
Thereafter	--	10,094	751	5,612	171	16,628

Total	$44,554	$60,578	$988	$13,010	$17,642	$136,772

(1)	Includes Commitments not recognized in our consolidated financial statements, as the underlying programming is not yet available for broadcast.

(2)	Includes audience measurement service agreements, news service licenses, music license fees and various software license agreements. In addition to the above contractual obligations, we expect that our capital expenditures for 2005, which are primarily related to our upgrade of transmission (including digital) facilities for our Madison station, conversion to high-definition broadcast capability at approximately half of our station group and routine capital expenditures will be approximately $3.0 million.

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

Programming Rights

         Our programming rights are stated, on a gross basis, at the lower of amortized cost or estimated realizable value. We evaluate estimated realizable value of programming rights based on current usage and revenue performance and projected future revenue and usage of such programs. Changes in our programming schedule could impact the estimated realizable value of programming. In addition, estimates of future revenue performance relate to the number of advertising spots we sell and the amount generated from such sales. A decrease in the number of spots sold or the amount for such sales could also impact our estimated realizable value. During 2002, 2003 and 2004, we recorded write-downs of program rights due to impairments of $100,000, $325,000 and $1,481,000, respectively. The increase in the 2004 write-down was due principally to an additional season extension of The Drew Carey Show and lower future revenue expectations for that program and others.

Impairment of Long-Lived Asset Values

        The carrying values of our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The impairment analysis is based upon estimated future undiscounted cash flows of the stations. Based on these estimates, we have not recorded any impairment related to long-lived assets for 2002, 2003 or 2004. Future adverse changes in market conditions, changes in technology and other factors could reduce the expected future cash flows and result in an impairment charge.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (Opinion 30), Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in Opinion 30). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale. We adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 for long-lived assets held for use did not have an impact on our financial statements. We did not record any impairment charges in 2002, 2003 or 2004. The provisions of SFAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

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

Accounting for Goodwill and Other Intangible Assets

        In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 also specifies criteria that must be met before intangible assets acquired in a purchase method business combination can be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, tested for impairment (at least annually) in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of” (amended by SFAS No. 144).

        We re-evaluated our reporting units effective December 31, 2003 and determined that the appropriate level to test goodwill for impairment should be at the market level. Previously, we evaluated our goodwill on a consolidated basis. Based on our evaluations of goodwill (including goodwill relating to discontinued operations) at January 1, 2002, December 31, 2002, December 31, 2003 and December 31, 2004 (our annual impairment testing date), there was no impairment of goodwill.

         In connection with the adoption of SFAS No. 142, we determined that our identifiable intangible assets, which represent our broadcast licenses, have indefinite lives. Accordingly, we test these intangible assets in accordance with the provisions of Statement 142 and no longer amortize these intangibles effective January 1, 2002. At January 1, 2002 and December 31, 2002, we determined that the fair value of our intangible assets exceeded their carrying values and no impairment was recorded in 2002. As of December 31, 2003, we determined that one of our station’s broadcast license had been impaired due to a decline in market conditions and we recorded a $4.0 million impairment of that license. At December 31, 2004, we determined that three of our station licenses had been impaired due to declines in market conditions and we recorded a $3.0 million impairment of those licenses.

         As of the date of adoption, January 1, 2002, we had unamortized goodwill in the amount of $106.4 million and unamortized identifiable intangible assets in the amount of $165.0 million, all of which was subject to the transition provisions of Statements 141 and 142. Apart from the aforementioned $4.0 million and $3.0 million impairments in 2003 and 2004, respectively, no amortization expense related to goodwill and intangible assets was recorded for the years ended December 31, 2002, 2003 or 2004.

Impact of Recent Accounting Pronouncements

        In February 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, or (c) the right to receive the expected residual returns of the entity if they occur. FIN 46 will have a significant effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disburse risks among parties involved. In addition, FIN 46 contains detailed disclosure requirements. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. On December 24, 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Rate Entities (“FIN 46R”). FIN 46R requires the Company to apply FIN 46 or FIN 46R to all entities that are considered Special Purpose Entities (as defined by FIN 46) by the end of the first reporting period that ends after December 15, 2003. We do not have any relationships with Special Purpose Entities. In addition, FIN 46R applies to all other variable interest entities created prior to February 1, 2003 by the end of the first reporting period that ends after March 15, 2004 (our three months ended March 31, 2004). This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. We are deemed the primary beneficiary of our joint venture with Emmis Communications, effective January 1, 2004, to produce The Daily Buzz, a weekday morning three-hour television news show. Accordingly, we have consolidated the venture into our financial statements and reflect Emmis’ share of the net production costs, which are funded through capital contributions to the venture, as minority interest in the accompanying consolidated statement of operations. We have no other ventures or activities that are subject to FIN 46 or FIN 46R.

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

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We are required to adopt SFAS No. 123R in our third quarter of 2005, beginning July 1, 2005. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive method would record compensation expense for all unvested stock options and share awards beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R. We have not determined the method of adoption or the effect of adopting SFAS No. 123R.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Our revolving credit and SLTL facilities have variable interest rates. Accordingly, our interest expense could be materially affected by future fluctuations in the applicable interest rate. At December 31, 2004, we had outstanding borrowings of $24.6 million under the revolving credit facility at an average interest rate of 7.46% per annum and $20.0 million in outstanding borrowings under our SLTL at an average interest rate of 9.82% per annum. A one percent change in our borrowing rate would increase our annual interest expense by approximately $446,000.

Item 8. Financial Statements and Supplemental Data

Management’s Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

        As of the end of our 2004 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations for the Treadway Commissions. Based on our evaluation under that framework, management concluded our internal control over financial reporting as of December 31, 2004 was effective.

        Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

        KPMG LLP, an independent registered public accounting firm, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

ACME Communications, Inc.
March 15, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ACME Communications, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that ACME Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ACME Communications, Inc.‘s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that ACME Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, ACME Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ACME Communications, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and all related financial statement schedules, and our report dated March 15, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California
March 15, 2005

Report of Independent Registered Accounting Firm

The Board of Directors and Stockholders of
ACME Communications, Inc.:

        We have audited the accompanying consolidated balance sheets of ACME Communications, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedules I to II. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACME Communications, Inc. and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ACME Communications, Inc.‘s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California
March 15, 2005

ACME Communications, Inc. and Subsidiaries Consolidated Balance Sheet
(In thousands, except for per share data)
	As of December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$1,679	$1,197
Restricted cash	64	1,984
Accounts receivable, net	9,174	8,037
Current portion of programming rights	11,107	10,561
Prepaid expenses and other current assets	911	850

Total Current Assets	22,935	22,629
Property and equipment, net	29,840	28,774
Programming rights, net of current portion	17,047	17,243
Goodwill, net	18,475	18,475
Broadcast licenses, net	78,316	80,541
Other assets	4,549	4,250

Total Assets	$171,162	$171,912

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,964	$5,788
Accrued liabilities	4,583	3,276
Current portion of programming rights payable	12,329	10,764
Current portion of obligations under lease	45	2,048
Income taxes payable	50	329

Total Current Liabilities	23,971	22,205
Programming rights payable, net of current portion	16,851	16,545
Obligations under lease, net of current portion	943	988
Other liabilities	167	79
Deferred income taxes	8,900	7,500
Notes payable under revolving credit facility	24,554	26,970
Notes payable under second-lien term loan	20,000	--

Total Liabilities	95,386	74,287

Minority Interest	624	--
Commitments an contingent liabilities (Note 9)
Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no
shares issued or outstanding	--	--
Common stock, $.01 par value; 50,000,000 shares authorized,
16,772,415 and 16,767,250 shares issued and outstanding
at September 30, 2004 and December 31, 2003, respectively	168	168
Additional paid-in capital	132,038	131,998
Unearned compensation	--	(34)
Accumulated deficit	(52,054)	(34,507)
Less: Treasury stock, at cost; 725,652 shares	(5,000)	--

Total stockholders' equity	75,152	97,625

Total liabilities and stockholders' equity	$171,162	$171,912

See the notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries Consolidated Statement of Operations (In thousands, except for per share data)
	For the Years Ended December 31,
	2004	2003	2002

Net revenues	$46,936	$43,462	$36,006

Operating expenses:
Costs of service:
Programming costs including program amortization	20,426	17,807	13,858
Other costs of service (excluding depreciation and
amortization expense of $5,406, $4,579 and $3,894
for the years ended 2004, 2003 and 2002 respectively)	7,458	6,808	6,151
Selling, general and administrative expenses	18,252	18,364	17,145
Depreciation and amortization	5,454	4,644	3,991
Abandoned acquisition related costs	1,025	--	--
Impairment of broadcast licenses	2,999	4,000	--
Corporate expenses	4,052	3,563	4,078

Operating expenses	59,666	55,186	45,223

Operating loss	(12,730)	(11,724)	(9,217)
Other income (expenses):
Interest income	8	329	125
Interest expense	(3,686)	(12,971)	(30,859)
Loss on early extinguishment of debt	--	(11,054)	--
Other expense	(119)	(215)	(143)

Loss from continuing operations before income taxes and
minority interest	(16,527)	(35,635)	(40,094)
Income tax benefit (expense)	(1,650)	(2,463)	(24,276)

Loss from continuing operations before minority interest	(18,177)	(38,098)	(64,370)
Minority interest	914	--	--

Loss from continuing operations	(17,263)	(38,098)	(64,370)

Discontinued operations:
Income from discontinued operations	127	88,545	13,991
Income tax benefit (expense)	(411)	24,521	(5,597)

Income (loss) from discontinued operations	(284)	113,066	8,394

Net income (loss)	$(17,547)	$74,968	$(55,976)

Income (loss) per share:
Continuing operations	$(1.05)	$(2.27)	$(3.84)
Discontinued operations	(0.02)	6.75	0.50

Net income (loss) per share, basic and diluted	$(1.07)	$4.47	$(3.34)

Basic and diluted weighted average common shares outstanding	16,406,057	16,759,245	16,750,000

See the notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity (In thousands)
	Common Stock Shares Amount		Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2001	16,750	$168	$131,878	$(541)	$(53,499)	--	$78,006
Amortization of deferred compensation	--	--	--	461	--	--	461
Net loss	--	--	--	--	(55,976)	--	(55,976)

Balance at December 31, 2002	16,750	168	131,878	(80)	(109,475)	--	22,491
Exercise of stock options	17	--	120	--	--	--	120
Amortization of deferred compensation	--	--	--	46	--	--	46
Net income	--	--	--	--	74,968	--	74,968

Balance at December 31, 2003	16,767	168	131,998	(34)	(34,507)	--	97,625
Exercise of stock options	5	--	40	--	--	--	40
Amortization of deferred compensation	--	--	--	34	--	--	34
Purchase of treasury stock, at cost	--	--	--	--	--	(5,000)	(5,000)
Net loss	--	--	--	--	(17,547)	--	(17,547)

Balance at December 31, 2004	16,772	$168	$132,038	$-	$(52,054)	$(5,000)	$75,152

See the notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries Consolidated Statement of Cash Flows (In thousands)
	For the Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss from continuing operations	$(17,263)	$(38,098)	$(64,370)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Minority interest	(914)	--	--
Provision for doubtful accounts receivable	348	474	756
Depreciation and amortization	5,454	4,644	3,991
Impairment of broadcast license	2,999	4,000	--
Amortization of programming rights	12,382	10,908	9,109
Abandoned acquisition-related costs	1,025	--	--
Amortization of debt issuance costs	778	1,149	2,085
Amortization of discount on 12% senior secured notes	--	376	6,637
Loss on early extinguishment of debt	--	11,054	--
Amortization of deferred compensation	34	46	267
Deferred taxes	1,400	3,246	24,004
Changes in assets and liabilities:
Increase in accounts receivables	(1,484)	(1,011)	(2,844)
Decrease in prepaid expenses and other current assets	88	108	104
Increase in other assets	(470)	(10)	(303)
Increase (decrease) in accounts payable	1,131	(725)	285
Increase (decrease) in accrued liabilities	1,302	(7,963)	2,686
Payments for programming rights	(11,471)	(10,713)	(9,459)
Increase in taxes payable	(229)	279	--
Decrease in other liabilities	88	7	179

Net cash used in operating activities	(4,802)	(22,229)	(26,873)

Cash flows from investing activities:
Purchase of property and equipment	(6,536)	(3,516)	(7,316)
Proceeds from the sale of assets	15	263	--
Purchases of and deposits for station interests	(177)	(146)	(5,540)
Other investments	--	--	(842)

Net cash used in investing activities	(6,698)	(3,399)	(13,698)

Cash flows from financing activities:	--	--	--
Contributions by minority stockholder	1,538	--	--
Borrowings under revolving credit facility	17,584	37,061	20,911
Payments on revolving credit facility	(20,000)	(28,880)	(2,122)
Borrowings under second lien term facility	20,000	--	--
Payment of financing costs on credit facility	(1,768)	(1,143)	(1,241)
Redemption of notes	--	(246,635)	--
Cash expenses associated with redemption of notes	--	(6,244)	--
Cash restricted as collateral under capital lease facilities	1,920	926	(1,169)
Proceeds from capital lease facilities	--	--	1,905
Payments on capital lease obligations	(2,048)	(7,511)	(3,043)
Purchase of treasury stock	(5,000)	--	--
Proceeds from issuance of common stock	40	120	--

Net cash provided (used) by financing activities	12,266	(252,306)	15,241

Decrease in cash from continuing operations	766	(277,934)	(25,330)
Cash provided by discontinued operations	(284)	277,271	9,915

Net increase (decrease) in cash	482	(663)	(15,415)
Cash at beginning of period	1,197	1,860	17,275

Cash at end of period	$1,679	$1,197	$1,860

Cash payments for:
Interest	$2,555	$18,465	$21,718
Taxes, net of refunds	$890	$1,370	$200

Non-cash transactions:
Program rights in exchange for program rights payable	$13,809	$12,194	$13,314

See the notes to the consolidated financial statements.

ACME COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of the Business and Formation

Formation and Presentation

        ACME Communications, Inc. was formed on July 23, 1999, in preparation for and in conjunction with an initial public offering of its stock.

        On December 27, 2002, the Company announced that it had entered into transactions to sell its stations KPLR-TV serving the St. Louis marketplace, and KWBP-TV serving the Portland, Oregon marketplace, to subsidiaries of the Tribune Company. The transaction was completed on March 21, 2003. In accordance with U.S. generally accepted accounting principles, the statements of operations and cash flows reflect the results of these stations as discontinued operations for all periods presented.

        The accompanying consolidated financial statements are presented for ACME Communications, Inc. (“ACME” or the “Company”) and its wholly-owned subsidiaries. Segment information is not presented since all of the Company’s revenues are attributed to a single reportable segment.

Nature of Business

        ACME Communications is a holding company with no independent operations other than its indirect wholly-owned subsidiary, ACME Television, LLC (“ACME Television”). ACME Television, through its wholly-owned subsidiaries, owns and operates the following ten commercially licensed, full-power, broadcast television stations located throughout the United States, including KWBR in Roswell, New Mexico, which is a satellite station of KWBQ:

Station	Channel	Marketplace	Market Rank(1)	Network Affiliation
KUWB	30	Salt Lake City, Utah	36	WB
KWBQ/KWBR	19/21	Albuquerque-Santa Fe, New Mexico	47	WB
KASY	50	Albuquerque-Santa Fe, New Mexico	47	UPN
WBDT	26	Dayton, Ohio	56	WB
WBXX	20	Knoxville, Tennessee	59	WB
WTVK	46	Ft. Myers-Naples, Florida	68	WB
WIWB	14	Green Bay-Appleton, Wisconsin	69	WB
WBUI	23	Champaign-Springfield-Decatur, Illinois	82	WB
WBUW	57	Madison, Wisconsin	85	WB

(1)	based on television households per Nielsen Market Research for the 2004 / 2005 season. (2) Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

         The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash that is restricted and pledged as collateral for capital lease obligations or is escrowed in connection with pending acquisitions is considered restricted cash.

Accounts Receivable

        Accounts receivable are presented net of the related allowance for doubtful accounts which totaled $839,000 and $770,000 at December 31, 2004 and 2003, respectively.

Concentration of Credit Risk and Fair Value of Financial Instruments

        Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable and cash. Due to the short-term nature of these instruments, the carrying value approximates the fair value. The Company believes that concentrations of credit risk with respect to accounts receivable, which are unsecured, are limited due to the Company’s ongoing relationship with its clients and limited exposure to any one customer. The Company provides its estimate of uncollectible accounts. The Company has not experienced significant losses relating to accounts receivable.

        The carrying amounts reported in the consolidated balance sheets for receivables and accounts payable approximate fair values because of the immediate or short-term maturity of these financial instruments. The fair value of the Company’s long-term debt, consisting of notes payable under its revolving credit facility and its second-lien term loan, is estimated at their aggregate carrying amount of $44.6 million since both notes have floating interest rates that the Company believes are at current market.

Program Rights

        Program rights represent costs incurred for the right to broadcast certain features and syndicated television programs. Program rights are stated, on a gross basis, at the lower of amortized cost or estimated net realizable value. The cost of such program rights and the corresponding liability are recorded when the initial program becomes available for broadcast under the contract. Generally, program rights are amortized over the life of the contract on a straight-line basis related to the usage of the program. Any reduction in unamortized costs to net realizable value is included in amortization of program rights in the accompanying Consolidated Statements of Income. During 2004, 2003 and 2002, the Company recorded write-downs related to such net realizable value adjustments of $1,481,000, $325,000 and $100,000, respectively.

          The portion of the program rights estimated to be amortized within one year and after one year are reflected in the balance sheets as current and non-current assets, respectively. The gross payments under these contracts that are due within one year and after one year are similarly classified as current and non-current liabilities.

Property and Equipment

        Property and equipment are stated at cost. The cost of maintenance is expensed when incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, or for leasehold improvements, the shorter of the useful lives and the lease term. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the appropriate accounts and any gain or loss is included in the results of current operations. The principal lives used in determining depreciation rates of various assets are as follows:

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

Intangible Assets

        Intangible assets consist of broadcast licenses and goodwill.

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

        The Company re-evaluated its reporting units effective December 31, 2003 and determined that the appropriate level to test goodwill for impairment should be at the market level. Previously, the Company evaluated its goodwill on a consolidated basis. Based on the Company’s evaluations of goodwill (including goodwill relating to discontinued operations) at January 1, 2002, December 31, 2002, December 31, 2003 and December 31, 2004, there was no impairment of goodwill.

        In connection with the adoption with SFAS No. 142, the Company determined that its intangible assets (broadcast licenses) have an indefinite life. Accordingly, the Company is required to test these intangible assets in accordance with the provisions of Statement 142 and did not amortize these intangibles beginning January 1, 2002. The Company evaluates broadcast licenses on a station-by-station basis, except for its two stations serving the Albuquerque — Santa Fe, New Mexico marketplace, which are evaluated together. Based on the evaluation at January 1, 2002 and December 31, 2002, there was no impairment of intangible assets. At December 31, 2003, the Company determined that, due to a decline in a station’s market conditions and the performance of the station, its broadcast license had become impaired and a $4,000,000 impairment expense was recorded. At December 31, 2004, for similar reasons, the Company recorded a $2,999,000 impairment expense related to three of our smaller market stations. These impairments resulted from the carrying value of the broadcast licenses exceeding their fair values and are included in accumulated amortization.

Barter and Trade Transactions

        Revenue and expenses associated with barter agreements in which broadcast time is exchanged for programming rights are recorded at the estimated average rate of the airtime exchanged. Barter revenue amounted to $4,535,000, $4,198,000 and $3,589,000 during the years ended December 31, 2004, 2003 and 2002, respectively. Trade transactions, which represent the exchange of advertising time for goods or services, are recorded at the estimated fair value of the products or services received based on comparable cash transactions. Barter and trade revenue is recognized when advertisements are broadcast. Merchandise or services received from airtime trade sales are charged to expense or capitalized and expensed when used.

Local Marketing Agreements

        In connection with station acquisitions, and pending FCC approval of the transfer of license assets, the Company generally enters into local marketing agreements with the sellers. Under the terms of these agreements, the Company obtains the right to program and sell advertising time on 100% of the station’s inventory of broadcast time, incurs certain operating expenses and may make payments to the sellers. As the holder of the FCC license, the seller/licensee retains ultimate control and responsibility for all programming broadcast on the station. The Company, in turn, records revenues from the sale of advertising time and operating expenses for costs incurred. Included in the accompanying consolidated statements of operations for the years ended December 31, 2002 are net revenues of $216,000 relating to local marketing agreements. There were no such revenues in either the year ended December 31, 2004 or 2003. Payments of fees to the sellers for the years ended December 31, 2002 totaled $45,000. There were no such fees paid in either years ended December 31, 2004 or 2003. At December 31, 2004, the Company was not obligated for any future payments to sellers.

Advertising Expenses

         The Company records advertising expense when the advertising is run. Production costs associated with such advertising is expensed upon the initial air date of the advertising. Advertising expense, which consists primarily of media costs, production costs and promotion staff salaries and related costs, is included in Other Costs of Services and was $2,673,000 $2,531,000 and $2,436,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Income Taxes

        The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

         Stock options outstanding amounting to approximately 2.4 million, 2.4 million, and 2.5 million shares at December 31, 2004, 2003, and 2002, respectively, were not included in the computation of diluted EPS because to do so would have been antidilutive.

Accounting for Stock Options

        The Company has adopted Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” which establishes a fair value based method of accounting for stock-based compensation. SFAS No. 123 encourages but does not require entities to adopt its provisions in place of the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”. SFAS No. 123 permits entities to recognize the expense of all stock-based awards over the vesting period of the awards. The expense is calculated based on the fair value at the date of grant. Alternatively, APB No. 25 requires that the expense of stock-based employee compensation be recognized based on the difference, if any, between the quoted market price of the stock and the amount the employee must pay to acquire the stock. APB No. 25 specifies various dates to be used to determine the quoted market price, depending on whether the terms of the stock-based compensation award are fixed or variable. Under SFAS No. 123 if an entity elects to follow APB No. 25 it must provide pro forma net income disclosure for employee stock option grants made, as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB No. 25. Had the Company chosen to adopt the provisions of Statement of Financial Accounting Standards No. 123, as amended by SFAS No. 148 — “Accounting for Stock-Based Compensation — Transition and Disclosure,” and recognized compensation cost based upon the fair value of all options granted (including those granted at or above fair market value) at the date of grant, the Company’s net loss (in thousands) and net loss per share for the years ended December 31, 2002, 2003 and 2004 would have been as follows:

	Years Ended December 31,
	2004	2003	2002
Net income (loss), as reported	$(17,547)	$74,968	$(55,976)
Add: Stock-based compensation expense included in net income (loss)	34	46	461
Deduct: Total stock-based compensation expense determined under
fair-value based method for all awards	(1,897)	(4,058)	(9,079)

Pro forma net income (loss)	$(19,410)	$70,956	$(64,594)

Income (loss) per share, basic and diluted:
As reported	$(1.07)	$4.47	$(3.34)
Pro forma	$(1.18)	$4.23	$(3.86)

         The fair value of the options granted were used to calculate the pro forma net income and net income per common share above, on the date of grant, using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002
Dividend yield	--	--	--
Expected volatility	99.39%	159.15%	155.38%
Risk free interest rate	3.20%	2.87%	1.25%
Expected life (in months)	36	60	60
Weighted average fair value of grants	$5.03	$7.17	$6.30

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No.123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No.123") and supercedes APB Opinion No.25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. The Company is required to adopt SFAS No. 123R in our third quarter of 2005, beginning July 1, 2005. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R. The Company has not determined the method of adoption or the effect of adopting SFAS No. 123R.

Investments

        The Company has investments in non-consolidated affiliates, which are accounted for under the equity method. The Company evaluates its investments to determine if an impairment has occurred. Carrying values are adjusted to reflect realizable value, where necessary.

Treasury Stock

         In 2004, the Company’s Board of Directors approved stock repurchase programs and the Company repurchased 725,652 shares of its common stock in the open market at an aggregate cost of approximately $5,000,000 pursuant to such programs. The Company has recorded these purchases, at cost, as treasury stock. At December 31, 2004, an authorization to purchase an additional $10 million in Company stock was still outstanding and expires on December 31, 2005.

Use of Estimates in the Preparation of Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include the allowance for doubtful accounts, the net realizable value of programming rights and the valuation allowance on deferred tax assets. Actual and future results could differ from those estimates. In addition, changes in market conditions or stations’ actual or expected performance could affect future estimated fair values of the Company’s stations or of the estimated fair value of the Company’s intangible assets.

Reclassifications

         In addition to the reclassifications made to report discontinued operations resulting from the Company’s 2003 sale of its St. Louis and Portland, Oregon television stations, certain amounts previously reported have been reclassified to conform to the 2004 financial statement presentation.

(3) Discontinued Operations

         On December 27, 2002, the Company entered into agreements to sell two of its stations, KPLR-TV (St. Louis) and KWBP-TV (Portland, Oregon) to subsidiaries of the Tribune Company (the “Tribune Transaction”). The Tribune Transaction closed on March 21, 2003. The Company’s consolidated financial statements for all periods presented have been adjusted to reflect the operations of these two stations as discontinued operations in accordance with SFAS No.144.

         Interest expense related to debt required to be repaid as a result of the sale or debt assumed by the buyer, comprised solely of capital lease obligations, has been allocated to discontinued operations. No other interest expense has been allocated to discontinued operations.

         As of December 31, 2004 and December 31, 2003, there were no assets or liabilities held for sale.

         Summarized financial information for the two stations operations is as follows:

         Selected operating results were as follows:

	For the Year Ended December 31,
	2004	2003	2002
	(In thousands)
Net revenues	$--	$8,501	$44,767

Income from discontinued operations, before
gain on sale and income tax benefit (expense)	--	1,574	13,991
Gain on sale	127	86,971	--
Income tax benefit (expense)	(411)	24,521	(5,597)

Income (loss) from discontinued operations	$(284)	$113,066	$8,394

        In 2004, in conjunction with the completion of its 2003 state income tax returns, the Company determined that its current tax liability at December 31, 2003 relating to the 2003 Tribune Transaction was understated by approximately $411,000. The expense, if properly recorded in 2003, would have decreased the annual net income per share for 2003 by $.02. As the impact to 2003‘s annual financial statements was not material, the Company recorded additional tax expense of $411,000 for discontinued operations in 2004.

(4) Property and Equipment

          Property and equipment consist of the following:

	December 31,
	2004	2003
	(In thousands)
Land	$150	$157
Buildings and improvements	5,048	4,286
Broadcast and other equipment	45,973	40,366
Furniture and fixtures	797	767
Vehicles	251	260
Construction in process	707	1,368

Total property and equipment, at cost	52,926	47,204
Less: Accumulated depreciation	(23,086)	(18,430)

Net property and equipment	$29,840	$28,774

         Included in property and equipment are assets subject to capital leases with a total cost of $1,122,000 and $5,244,000 and the associated accumulated depreciation of $363,000 and $1,451,000 at December 31, 2004 and 2003, respectively. The construction in process account includes transmitters and other equipment purchased mainly for our upgrade to digital broadcasting capabilities.

(5) Acquisitions

        On December 31, 2002, the Company acquired substantially all of the assets and assumed certain liabilities of station WBUW-TV, channel 57, serving the Madison, Wisconsin market, from a court-appointed trustee (“Trustee”) in a bankruptcy proceeding for approximately $5.6 million. Approximately $5.1 million was allocated to the broadcast license. The Company entered into an interim local marketing agreement (“LMA”) arrangement with the Trustee to equally share certain operating profits or losses effective April 1, 2002. Effective November 1, 2002, the Company assumed 100% of these operating losses. The interim LMA terminated on December 31, 2002, the date the Company completed the acquisition.

(6) Unit Offering and 12% Senior Secured Discount Notes

        On September 30, 1997, ACME Intermediate, a wholly-owned subsidiary, issued 71,634 Units (the “Unit Offering”) consisting of 71,634 membership units (representing 8% of the ACME Intermediate’s outstanding membership equity) and $71,634,000 (par value at maturity) in 12% senior secured discount notes due 2005 (the “Intermediate Notes”). Cash interest on the Intermediate Notes was payable semi-annually in arrears, commencing with the six-month period ending March 31, 2003. The net proceeds from the Unit Offering, after the deduction of underwriter fees and other related offering costs, were $38.3 million and were received by the Company on September 30, 1997. The Company allocated approximately $4.2 million of such net proceeds to minority interest, $35.6 million to the Intermediate Notes and $1.5 million to prepaid financing costs — the latter which was amortized over the eight-year term of the Intermediate Notes. On September 30, 1999 the Company reacquired all of the minority interest in exchange for its common stock in connection with its initial public offering. On April 21, 2003, the Company used proceeds from the Tribune Transaction to redeem $41.6 million of the Intermediate Notes and on September 30, 2003, using borrowings under its senior credit facility, redeemed the remaining $30 million of the Intermediate Notes. The Company recorded a loss on extinguishment of this debt of approximately $4.3 million during 2003. The loss was based on the difference between the reacquisition price and the net carrying amount, as defined by Accounting Principles Board Opinion No. 26, “Early Extinguishment of Debt”.

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

(8) Notes Payable Under Revolving Credit Facility and Second-Lien Term Loan

        In February 2002, ACME Television established a revolving credit facility with Foothill Capital Corporation, as both agent and lender (the “Foothill Facility”). The facility, which is secured by all of ACME Television’s station assets, allowed for borrowings up to $30 million and contained financial covenants. In May 2002, the facility was increased to $40 million via the placement of additional syndication. ACME Television had the option to borrow at an interest rate determined by either a base rate (Wells Fargo Banks’ prime rate) plus 3.00 percentage points, or at the LIBOR rate plus 4.25 percentage points.

        In August 2003, as a result of the Tribune Transaction, the Foothill Facility was amended and restated to extend the facility’s maturity date to July 31, 2006, provide for higher interest rates on borrowings and amend its financial covenants, which include quarterly tests for (a) minimum earnings before interest, taxes, depreciation and amortization (EBITDA), (b) maximum leverage ratios, (c) minimum tangible net worth and (d) annual tests for maximum capital expenditures. As of December 31, 2003, the balance under the Foothill Facility was approximately $27.0 million and the Company was in compliance with the covenants of this agreement at that date. Commitment fees on the unused portion of the facility are calculated at .5% of the unused amount. On February 17, 2004, ACME Television exercised an option under the agreement to increase the maximum borrowing amount from $40 million to $50 million, which took effect on February 24, 2004.

        In November 2004, the Company’s senior credit agreement was again amended to (a) increase maximum borrowings thereunder to $60.0 million, (b) reduce the borrowing rate, (c) modify and eliminate certain financial covenants and (d) extend the maturity date to November 2008. Concurrent with that amendment, the Company entered into a $20.0 million Second-Lien Term Loan (“SLTL”) agreement. The SLTL bears interest at LIBOR plus 7.00% and is due in May 2009. The agreement contains similar covenants as contained in the Company’s senior credit agreement.

        Costs associated with the procuring or amendment of the Company’s credit facilities, including loan fees and related professional fees, are included in long-term other assets and are amortized on a straight-line basis over the term, including amended terms, of the facilities.

         At December 31, 2004, the Company had outstanding borrowings of $24.6 million under its revolving credit facility at a weighted average interest rate of 7.46%. Borrowings available under the revolver at December 31, 2004 were $24.4 million. At December 31, 2004, the Company’s weighted average interest rate on its $20.0 million outstanding SLTL borrowings was 9.82%. The Company was in compliance of both credit facilities at December 31, 2004.

         Both the senior credit facility and the SLTL allow the Company to repurchase up to an additional $10.0 million in the repurchases of its stock (in addition to the $5.0 million the Company repurchased in 2004), but otherwise restrict the distribution of any dividends or assets from ACME Television to its direct or indirect parents. The net assets of ACME Television at December 31, 2004 were approximately $68.8 million.

(9) Commitments and Contingencies

Obligations Under Operating Leases

         The Company is obligated under non-cancelable operating leases for office space, office equipment, broadcast equipment and tower sites. Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2004 are:

Year	In $000's
2005	$1,766
2006	1,633
2007	1,515
2008	1,270
2009	1,214
Thereafter	5,612

Total	$13,010

         Total rental expense for continuing operations under operating leases for the twelve months ended December 31, 2004, 2003 and 2002 was approximately $1,796,000, $1,520,000 and $1,281,000, respectively. Total rental expense for discontinued operations under operating leases for the period of January 1, 2003 through March 21, 2003, the date of the closing of the Tribune Transaction, and the twelve months ended December 31, 2002 was $208,000 and $853,000, respectively

Obligations Under Capital Leases

         As of December 31, 2004, certain equipment was leased under capital equipment facilities. Future minimum lease payments for our continuing operations under capital leases as of December 31, 2004 are:

Year	In $000's
2005	$93
2006	93
2007	93
2008	87
2009	85
Thereafter	996

Total minimum lease payments	1,447
Less: Amount representing interest	(459)

Present value of minimum lease payments	988
Less: Current portion	(45)

Long-term portion	$943

Programming Rights Payable

        Commitments for programming rights that have been executed, but which have not been recorded in the accompanying consolidated financial statements, as the underlying programming is not yet available for broadcast, were approximately $31,398,000 as of December 31, 2004.

        Maturities on the Company’s programming rights payable (including commitments not recognized in the accompanying consolidated financial statements due to the lack of current availability for broadcast) for each of the next five years are:

Year	In $000's
2005	$12,911
2006	11,378
2007	10,696
2008	8,868
2009	6,631
Thereafter	10,094

Program rights payable maturities	$60,578

Other Commitments

         The Company has other commitments for goods and services not included in its balance sheet, including various employment agreements, agreements for ratings and related sales services, license fees for websites and for rating-based affiliation fees to The WB Network.

Legal Proceedings

         The Company is currently, and from time to time, involved in litigation incidental to the conduct of our business. The Company is not currently a party to any lawsuit or proceeding that it believes would have a material adverse effect on its financial condition, results of operations or liquidity.

Contingent Gain

         In connection with the Tribune Transaction, the Company is entitled to receive additional proceeds if and when the net tax loss carryovers generated through the date of the sale by the Company’s Missouri entities sold to Tribune are utilized by them in Tribune’s future tax returns. The maximum amount of these additional proceeds, which due to the uncertainty of their utilization has not been recorded by the Company, is approximately $3.0 million.

(10) Income Taxes

        The income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Continuing Operations:
Current:
Federal income taxes	$--	$(529)	$--
State income taxes (benefit)	250	(255)	272

Total current tax expense (benefit)	250	(784)	272

Deferred:
Federal income taxes	1,245	2,704	20,951
State income taxes	155	543	3,053

Total deferred tax expense	1,400	3,247	24,004

Total income tax expense	$1,650	$2,463	$24,276

Discontinued Operations:
Current:
Federal income taxes	$--	$1,707	$-
State income taxes	411	725	--

Total current tax expense	411	2,432	--

Deferred:
Federal income taxes (benefit)	--	(22,447)	4,886
State income taxes (benefit)	--	(4,506)	711

Total deferred tax expense (benefit)	--	(26,953)	5,597

Total income tax expense (benefit)	$411	$(24,521)	$5,597

   The differences between the income tax expense (benefit) for continuing operations and income taxes computed using the U.S. Federal statutory income tax rates (34%) consist of the following:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Tax benefit at U.S. Federal rate	$(5,308)	$(12,116)	$(13,632)
State income taxes, net of Federal tax benefit	404	(310)	(1,707)
Nondeductible expenses	51	243	442
Increase in valuation allowance	6,503	15,321	38,689
Other	--	(675)	484

Income tax expense (benefit)	$1,650	$2,463	$24,276

        In accordance with SFAS No. 109, the change in valuation allowance in 2002 has been allocated to continuing operations. In 2004 and 2003, the change in valuation allowance of approximately $6.5 million and $15.3 million, respectively, has been allocated to continuing and the remainder has been allocated to discontinued operations.

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are summarized as follows:

	December 31,
	2004	2003
	(In thousands)
Deferred tax assets:
Accrued vacation	$160	$159
State income taxes	--	170
AMT credits	1,133	1,176
Bad debt and other reserves	321	294
Deferred income	154	85
Deferred compensation	879	953
Program amortization	--	30
Intangible amortization	1,398	1,751
Accrued liabilities	--	198
Net operating loss carryforward	23,108	11,763
Other	8	8

Total deferred tax assets	27,161	16,587
Less: valuation allowance	(24,113)	(14,137)

Deferred tax assets	3,048	2,450

Deferred tax liabilities:
Property and equipment depreciation	(3,048)	(2,336)
Intangible amortization	(8,900)	(7,500)
Other	--	(114)

Deferred tax liabilities	(11,948)	(9,950)

Net deferred income tax liabilities	$(8,900)	$(7,500)

         In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portions or all deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which the differences become tax deductible. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is not more likely than not that the deferred tax assets will be realized. Accordingly the Company has recorded a valuation allowance of $24.1 million as of December 31, 2004. At December 31, 2004, the Company had, for federal tax purposes, net operating loss carryforwards totaling approximately $60.5 million that expire at various dates through 2024. The Internal Revenue Code substantially restricts the ability of a corporation to utilize existing net operating losses and credits in the event of an “ownership change”. Therefore, the Company’s net operating loss carryforwards for federal income tax purposes may be limited if changes in ownership occur. For state tax purposes the Company had approximately $60.0 million in net operating loss carryforwards that expire at various dates through 2024.

(11) Related Party Transactions

        Eight of the Company’s nine stations have entered into affiliation agreements and, from time to time, related marketing arrangements with The WB Network. Jamie Kellner, our Chairman of the Board and Chief Executive Officer, was also the co-chairman and co-chief executive officer of The WB Network until June 2004.

         The Company licenses exclusive rights to automobile related websites in most of its markets from CarSoup of Minnesota, Inc (“CarSoup”). The Company owns 30% of the outstanding common stock of CarSoup and records its investment in CarSoup using the equity accounting method. The license fees paid to CarSoup, net of shared ancillary revenue received by the Company from CarSoup, was approximately $354,000, $392,000 and $391,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

(12) Defined Contribution Plan

        In 1998, the Company established a 401(k) defined contribution plan (the Plan) which covers all eligible employees (as defined in the Plan). Participants are allowed to make non-forfeitable contributions up to 50% of their annual salary, but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service. The Company currently matches 50% of the amounts contributed by each participant but does not match participants’ contributions in excess of 6% of their contribution per pay period. The Company contributed and expensed $194,000 to the Plan for the year ended December 31, 2002, $228,000 for the year ended December 31, 2003 and $235,000 for the year ended December 31, 2004.

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

        Stock option activity during the years ended December 31, 2002, 2003 and 2004 consisted of the following:

	Year Ended December 31,
	2004		2003		2002
	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share
Stock options outstanding, beginning of year	2,427,496	$17.42	2,513,123	$17.99	2,532,273	$18.02
Options granted:
2004 at $7.99	10,000	7.99	--	--	--	--
2003 at $7.25 to $7.69	--	--	152,500	7.24	--
2002 at $6.89 to $9.13 per share	--	--	--	--	10,950	7.48
Options forfeited or terminated	40,385	14.95	220,877	17.76	30,100	14.06
Options exercised	5,165	7.68	17,250	6.95	--	--

Stock options outstanding, end of year	2,391,946	$17.44	2,427,496	$17.42	2,513,123	$17.99

Stock options exercisable, end of year	2,258,713	$17.82	2,042,709	$18.60	1,631,011	$19.03

Options available for grant, end of year	1,808,054		1,772,504		1,686,877

        The following table summarizes information concerning outstanding and exercisable options at December 31, 2004:

Exercise Price	Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 6.35 - $7.99	550,650	7.16	$7.05	445,817	$6.99
$9.13	178,200	5.87	$9.13	178,200	$9.13
$15.00 - $18.00	304,500	4.66	$15.44	304,500	$15.44
$23.00 - $24.88	1,358,596	4.78	$23.20	1,330,196	$23.16

        The Company applies Accounting Principles Board Opinion No. 25 and related interpretations, in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for options granted at or above fair market value at the time of grant. For the grants that were made at an option price lower than fair market value at the time of grant, compensation expense was as follows:

Continuing Operations
	Selling, general & administrative	Corporate	Discontinued Operations	Total
	(In thousands)
2004	$24	$10	$--	$34
2003	36	10	--	46
2002	173	94	194	461

(14) Selected Quarterly Data (Unaudited)

	Q-1	Q-2	Q-3	Q-4	Year
	(In thousands, except for per share data)
2004
Net revenues	$11,011	$12,217	$11,329	$12,379	$46.936
Operating loss	(2,234)	(1,649)	(2,665)	(6,182)	(12,730)
Net loss	(3,352)	(2,791)	(4,558)	(6,846)	(17,547)
Net loss per common share	(0.20)	(0.17)	(0.28)	(0.43)	(1.07)

2003	(restated)
Net revenues	$9,979	$11,545	$10,778	$11,160	$43,462
Operating loss	(2,414)	(1,877)	(2,012)	(5,439)	(11,742)
Net income (loss)	101,902	(14,437)	(5,304)	(7,193)	74,968
Net income (loss) per common share	6.08	(0.86)	(0.32)	(0.43)	4.47

        The Company has reclassified the results of operations of its St. Louis and Portland stations to discontinued operations for all quarters presented. The St. Louis and Portland stations were sold during the first quarter of 2003.

        The Company has restated and increased its first quarter 2003 net income relating to a $1.4 million deferred tax benefit attributable to its discontinued operations that was not determined until the fourth quarter of 2003. The Company also recorded $3.0 million and $4.0 million losses during the fourth quarters of 2004 and 2003, respectively, relating to the impairment of its broadcast licenses.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Control and Procedures

         Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of December 31, 2004, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective. The Company reviews its disclosure controls and procedures, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company’s business.

        In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

         Management’s Report on Internal Control over Financial Reporting is contained on page 29.

        Because of the inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Therefore, even those systems, controls and procedures determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

ITEM 9B. Other Information

        None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Executive Officers of the Registrant

        The following table sets forth information about our executive officers at December 31, 2004:

Name	Age(1)	Position
Jamie Kellner	57	Chairman of the Board and Chief Executive Officer
Douglas Gealy	44	President and Chief Operating Officer and Director
Thomas Allen	52	Executive Vice President and Chief Financial Officer and Director
Edward Danduran	52	Vice President and Controller

                          (1) as of March 15, 2005

        Jamie Kellner is a founder of ACME and has served as our Chief Executive Officer and Chairman of the Board since 1997. Mr. Kellner co-founded The WB Network in 1993 and is also its Co-Chairman and Co-Chief Executive Officer. Mr. Kellner was President of Fox Broadcasting Company from its inception in 1986 to 1993. Mr. Kellner also served as Chairman and Chief Executive Officer of Turner Networks, a division of AOL-Time Warner, from March 2001 to February 2003.

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

        Thomas Allen is a founder of ACME and has served as our Executive Vice President and Chief Financial Officer and as a member of our Board since 1997. Since June 1996, Mr. Allen has been involved in development activities for ACME. From August 1993 to May 1996, Mr. Allen was the Chief Operating Officer and Chief Financial Officer for Virgin Interactive Entertainment, Inc. Before that Mr. Allen served as Senior Vice President and Chief Financial Officer of the Fox Broadcasting Company from 1986 to 1993.

        Edward Danduran has been our Vice President and Controller since July 1997. From November 1995 until April 1997, Mr. Danduran was a Financial Consultant for Virgin Interactive Entertainment, Inc. From 1989 to 1995, Mr. Danduran was the Chief Financial Officer of Phoneby, a business communications company.

        The remaining portion of the information required by Item 10 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A relating to the 2005 Annual Meeting of Stockholders.

ITEM 11. Executive Compensation

Item incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A relating to the 2005 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A relating to the 2005 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions

Item incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A relating to the 2005 Annual Meeting of Stockholders.

ITEM 14. Principal Accountant Fees and Services

Item incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A relating to the 2005 Annual Meeting of Stockholders.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

1.     FINANCIAL STATEMENTS As listed in the Index to Financial Statements on page 28 hereof.

2.     FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules are included in Item 15 (d):

        Schedule I — Condensed Financial Information of ACME Communications, Inc. (Parent Company):

        • Balance Sheet as of December 31, 2004 and 2003.

        • Statements of Operations for the years ended December 31, 2004, 2003 and, 2002.

        • Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and, 2002.

        • Statements of Cash Flows for the years ended December 31, 2004, 2003 and, 2002.

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

        As listed in the Exhibit Index beginning on page 58 hereof.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2005	ACME Communications, Inc. By: /s/ Thomas D. Allen Thomas D. Allen Executive Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Each Person whose signature appears below hereby authorizes Douglas E. Gealy and Thomas D. Allen, or either of them, as attorneys-in-fact to sign on behalf, individually, and in the capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K

Signature	Capacity	Date
/s/ Jamie Kellner Jamie Kellner	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 15, 2005
/s/ Douglas Gealy Douglas Gealy	Director	March 15, 2005
/s/ Thomas D. Allen Thomas D. Allen	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 15, 2005
/s/ James Collis James Collis	Director	March 15, 2005
/s/ Thomas Embrescia Thomas Embrescia	Director	March 15, 2005
/s/ Michael G. Corrigan Michael G. Corrigan	Director	March 15, 2005
/s/ John E. Conlin John E. Conlin	Director	March 15,2005
/s/ Brian McNeill Brian McNeill	Director	March 15, 2005

SCHEDULE I

ACME Communications, Inc. (Parent Company) Condensed Financial Information Balance Sheets (In thousands)
	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	204	163

Total current assets	204	163

Investment in and advances to subsidiaries	74,948	97,462

Total assets	$75,152	$97,625

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities	--	--

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no
shares issued or outstanding	--	--
Common stock, $.01 par value; 50,000,000 shares authorized,
16,772,415 and 16,767,250 shares issued and outstanding at
December 31, 2004 and December 31, 2003, respectively	168	168
Additional paid-in capital	132,038	131,998
Unearned compensation	--	(34)
Accumulated deficit	(52,054)	(34,507)
Less: Treasury stock, at cost, 725,652 shares	(5,000)	--

Total stockholders' equity	75,152	97,625

Total liabilities and stockholders' equity	$75,152	$97,625

See accompanying notes to condensed financial statements.

SCHEDULE I (Continued)

ACME Communications, Inc. and Subsidiaries (Parent Company) Condensed Financial Information Statement of Operations (In thousands)
	For the year ended December 31,
	2004	2003	2002
Administrative expense	$--	$--	$(81)

Total operating expenses	--	--	(81)
Interest income	1	--	63

Income (loss) before equity in the net income (loss)
of subsidiaries and income taxes	1	--	(18)
Equity in the net income (loss) of subsidiaries	(17,548)	74,968	(55,965)

Income (loss) from operations before income taxes	(17,547)	74,968	(55,983)
Income tax benefit	--	--	(7)

Net income (loss)	$(17,547)	$74,968	$(55,976)

See accompanying notes to condensed financial statements.

SCHEDULE I (Continued)

ACME Communications, Inc. and Subsidiaries (Parent Company) Consolidated Statements of Stockholders' Equity (In thousands)
	Common Stock Shares Amount		Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2001	16,750	$168	$131,878	$(541)	$(53,499)	--	$78,006
Amortization of deferred compensation	--	--	--	461	--	--	461
Net loss	--	--	--	--	(55,976)	--	(55,976)

Balance at December 31, 2002	16,750	168	131,878	(80)	(109,475)	--	22,491
Exercise of stock options	17	--	120	--	--	--	120
Amortization of deferred compensation	--	--	--	46	--	--	46
Net income	--	--	--	--	74,968	--	74,968

Balance at December 31, 2003	16,767	168	131,998	(34)	(34,507)	--	97,625
Exercise of stock options	5	--	40	--	--	--	40
Amortization of deferred compensation	--	--	--	34	--	--	34
Purchase of treasury stock, at cost	--	--	--	--	--	(5,000)	(5,000)
Net loss	--	--	--	--	(17,547)	--	(17,547)

Balance at December 31, 2004	16,772	$168	$132,038	$-	$(52,054)	$(5,000)	$75,152

See accompanying notes to condensed financial statements.

SCHEDULE I (Continued)

ACME Communications, Inc. and Subsidiaries (Parent Company) Condensed Financial Information Statement of Cash Flows (In thousands)

	For the year ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(17,547)	$74,968	$(55,976)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Equity in net (income) loss of subsidiary	17,548	(74,968)	55,965
Deferred taxes	--	--	(7)
Changes in assets and liabilities
Decrease in accounts payable	--	(9)	(31)
Decrease in other current liabilities	--	--	(10)

Net cash provided by (used in) operating activities	1	(9)	(59)

Cash flows from investing activities:
Investments in and advances to subsidiaries	$--	$--	$(12,884)

Net cash by used in investing activities	--	--	(12,884)

Cash flows from financing activities:
Proceeds from stock option exercises	40	120	--

Net cash provided by financing activities	40	120	--

Net increase (decrease) in cash	41	111	(12,943)
Cash and cash equivalents at beginning of period	163	52	12,995

Cash and cash equivalents at end of period	$204	$163	$52

Supplemental disclosures of cash flow information:
Cash Payments for:
Interest	$--	$--	$--
Taxes	$--	$--	$--

See accompanying notes to condensed financial statements.

ACME Communications, Inc.
(Parent Company)

Notes to Condensed Financial Information

1. Formation and Basis of Presentation

        Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Statements of ACME Communications, Inc., do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. It is therefore suggested that these Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and Notes thereto included at Item 8 of this filing.

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

3. Revolving Credit Facility, Second-Lien Tern Loan and Restricted Assets

         The Company’s wholly-owned indirect subsidiary, ACME Television, LLC, is a borrower under a revolving credit facility and a second-lien term loan, both of which restrict the distribution of any dividends or assets from ACME Television to its direct or indirect parents. The net assets of ACME Television at December 31, 2004 were approximately $68.8 million.

4.Reclassifications

        Certain amounts previously reported have been reclassified to conform to the 2004 financial statement presentation.

Schedule II.

ACME Communications, Inc.

VALUATION AND QUALIFYING ACCOUNTS

For The Years Ended December 31, 2004 and 2003 and 2002

(In thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Transfer to Assets Held For Sale	Balance at End of Period
Year ended December 31, 2004	770	347	278	--	839
Year ended December 31, 2003	920	498	648	--	770
Year ended December 31, 2002	1,193	903	910	(266)	920

EXHIBIT INDEX

Exhibit Number	Description
3.1 (1)	Form of Restated Certificate of Incorporation of ACME Communications, Inc.
3.2 (1)	Form of Restated Bylaws of ACME Communications, Inc.
4.1 (1)	Form of Stock Certificate of ACME Communications, Inc.
10.1 (2)	Employment Agreement, dated October 5, 1999, by and between ACME Communications, Inc. and Douglas Gealy.
10.2 (2)	Employment Agreement, dated October 5, 1999, by and between ACME Communications, Inc. and Thomas Allen.
10.3 (2)	Consulting Agreement, dated October 5, 1999, by and between ACME Communications, Inc. and Jamie Kellner.
10.4 *	Employment Agreement, dated October 21, 2004 by and between ACME Communications, Inc. and Edward Danduran.
10.5 (3)	Second Amended and Restated Loan and Security Agreement by and among ACME
Television, LLC, the Lenders that are signatories thereto and Wells Fargo
Foothill, Inc. as Arranger and Administrative Agent, dated November 8, 2004.

10.6 (3)	Loan and Security Agreement by and among ACME Television, LLC, the Lenders that are signatories thereto and Fortress Credit Corp., as Arranger and Administrative Agent, dated November 8, 2004.
10.7 (4)	1999 Stock Incentive Plan
10.8 (5)	Stock Purchase Agreement among ACME Communications, Inc., ACME Television, LLC and Tribune Broadcasting Company dated December 27, 2002.
10.9 (5)	Asset Purchase Agreement among ACME Communications, Inc., ACME Television of
Oregon, LLC, ACME Television, Licenses of Oregon, Tribune Broadcasting Company and
Tribune Radio Denver, Inc. dated December 27, 2002.

10.10 (1)	Form of Registration Rights Agreement, by and among ACME Communications, Inc. and parties on the signature page thereto.
10.11 (6)	First Amendment to Employment Agreement between Douglas Gealy and ACME Communications, Inc. dated August 26, 2003.
10.12 (6)	First Amendment to Employment Agreement between Thomas Allen and ACME Communications, Inc. dated August 26, 2003.
10.13 (6)	First Amendment to Consulting Agreement between Jamie Kellner and ACME Communications, Inc. dated August 26, 2003.
10.14 (7)	Form of Indemnification Agreement for Executive Officers and Directors
10.15*	First Amendment to the Second Amended and Restated Loan Agreement by and among
ACME Television, LLC, the Lenders that are signatories thereto and Wells Fargo
Foothill, Inc., as Arranger and Administrative Agent, dated March 9, 2005.

10.16*	First Amendment to the Loan and Security Agreement by and among ACME Television
LLC, the Lenders that are signatories thereto and Fortress Credit Corp., as arranger and Administrative Agent, dated March 9, 2005. First Amendment to the Loan and Security Agreement by and among ACME Television, LLC, the Lenders that are signatories thereto and Fortress Credit Corp., as arranger and Administrative Agent, dated March 9, 2005.

23.1*	Consent of KPMG LLP.
24.1*	Power of Attorney (contained on "Signatures" page).
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended
31.2*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended
32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

* Filed herewith.

(1)    Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1, File No. 333-84191, filed on September 29, 1999.

(2)   Incorporated by reference to ACME Communications, Inc.‘s Annual Report on Form 10-K for the year ended December 31, 1999.

(3)   Incorporated by reference to ACME Communications, Inc.‘s Current Report on Form 8-K filed on November 12, 2004.

(4)   Incorporated by reference to ACME Communications, Inc.‘s Registration Statement on Form S-8 filed on April 12, 2002.

(5)   Incorporated by reference to ACME Communications, Inc.‘s Current Report on Form 8-K filed on December 31, 2002.

(6)  Incorporated by reference to ACME Communications, Inc.‘s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(7)     Incorporated by reference to ACME Communications, Inc.‘s Annual Report on Form 10-K for the year ended December 31, 2003.