Form 10-Q
period 2005-03-31
ACME COMMUNICATIONS INC
filed 2005-05-10
CIK 1092013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of May 9, 2005, ACME Communications, Inc. had 16,046,763 shares of common stock outstanding.

ACME Communications, Inc. and Subsidiaries Consolidated Balance Sheets (in thousands, except for par value data)
	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,678	$1,679
Restricted cash	50	64
Accounts receivable, net	7,849	9,174
Current portion of programming rights	10,384	11,107
Prepaid expenses and other current assets	1,193	911
Total current assets	21,154	22,935

Property and equipment, net	28,862	29,840
Programming rights, net of current portion	14,741	17,047
Intangible assets, net	96,791	96,791
Other assets	4,685	4,549
Total assets	$166,233	$171,162

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,191	$6,964
Accrued liabilities	4,357	4,583
Current portion of programming rights payable	11,295	12,329
Current portion of obligations under lease	46	45
Income taxes payable	95	50
Notes payable under revolving credit facility	27,558	--
Note payable under second-lien term loan	20,000	--
Total current liabilities	69,542	23,971

Programming rights payable, net of current portion	14,536	16,851
Obligations under lease, net of current portion	931	943
Other liabilities	139	167
Deferred income taxes	9,710	8,900
Notes payable under revolving credit facility	--	24,554
Note payable under second-lien term loan	--	20,000
Total liabilities	94,858	95,386

Minority Interest	800	624

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no
shares issued or outstanding	--	--
Common stock, $.01 par value; 50,000,000 shares authorized, 16,772,415 shares
issued and outstanding at March 31, 2005 and December 31, 2004	168	168
Additional paid-in capital	132,038	132,038
Accumulated deficit	(56,631)	(52,054)
Less: Treasury stock, at cost; 725,652 shares	(5,000)	(5,000)
Total stockholders' equity	70,575	75,152
Total liabilities and stockholders' equity	$166,233	$171,162

See the notes to the consolidated financial statements

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Operations (Unaudited) (In thousands, except per share data)
	Three Months Ended March 31,
	2005	2004
Net revenues	$11,337	$11,011

Operating expenses:
Cost of service:
Programming, including program amortization	5,199	4,635
Other costs of service (excluding depreciation and amortization of $1,373 and $1,289
for the three months ended March 31, 2005 and 2004, respectively	1,857	1,733
Selling, general and administrative expenses	4,654	4,702
Depreciation and amortization	1,385	1,302
Corporate expenses	833	873
Operating expenses	13,928	13,245

Operating loss	(2,591)	(2,234)

Other income (expenses):
Interest income	2	2
Interest expense	(1,250)	(723)
Other, net	(30)	(21)
Loss before income taxes and minority interest	(3,869)	(2,976)
Income tax expense	(890)	(615)
Loss before minority interest	(4,759)	(3,591)
Minority interest	182	239
Net loss	$(4,577)	$(3,352)

Net loss per share, basic and diluted	$(0.29)	$(0.20)

Weighted average basic and diluted common shares outstanding	16,047	16,769

See the notes to the consolidated financial statements

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity (Unaudited) (In thousands)
	Common Stock Shares Amount			Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2004	16,772		$168	$132,038	$(52,054)	$(5,000)	$75,152

Net loss	--		--	--	(4,577)	--	(4,577)

		>
Balance at March 31, 2005	16,772		$168	$132,038	$(56,631)	$(5,000)	$70,575

See the notes to the consolidated financial statements

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited) (In thousands, except for per share data)
	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(4,577)	$(3,352)
Adjustments to reconcile loss to net cash used in operating activities:
Minority interest	(182)	(239)
Provision for doubtful accounts receivable	139	158
Depreciation and amortization	1,385	1,302
Amortization of program rights	3,024	2,761
Amortization of debt issuance costs	226	165
Amortization of deferred compensation	--	11
Deferred taxes	810	565
Changes in assets and liabilities:
Decrease in accounts receivables	1,186	364
Increase in prepaid expenses and other current assets	(282)	(4)
Increase in other assets	(126)	(117)
Decrease in accounts payable	(773)	(323)
Increase (decrease) in accrued liabilities	(226)	214
Increase (decrease) in taxes payable	45	(118)
Payments for programming rights	(3,210)	(2,714)
Decrease in other liabilities	(28)	(3)
Net cash used in operating activities	(2,589)	(1,330)

Cash flows from investing activities:
Purchase of property and equipment	(407)	(1,422)
Purchases of and deposits for station interests	--	(281)
Net cash used in investing activities	(407)	(1,703)

Cash flows from financing activities:
Contributions by minority stockholer	358	230
Borrowings under revolving credit facility	3,004	3,074
Payment of financing costs on credit facility	(370)	(294)
Cash restricted as escrow deposits and collateral under capital lease facilities	14	156
Payments on capital lease obligations	(11)	(208)
Proceeds from the issuance of common stock	--	40
Net cash provided by financing activities	2,995	2,998

Decrease in cash	(1)	(35)
Cash from discontinued operations	--	21
Net decrease in cash	(1)	(14)
Cash at beginning of period	1,679	1,197
Cash at end of period	$1,678	$1,183

Cash payments for:
Interest	$930	$490
Taxes	$35	$169
Non-cash transactions:
Program rights in exchange for program rights payable	$(5)	$11

See the notes to the consolidated financial statements

ACME Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(1) Formation and Description of the Business

Formation & Presentation

         ACME Communications, Inc. was formed on July 23, 1999, in preparation for and in conjunction with an initial public offering of its stock.

         On December 27, 2002, the Company announced that it had entered into transactions to sell its stations KPLR-TV serving the St. Louis marketplace, and KWBP-TV serving the Portland, Oregon marketplace, to subsidiaries of the Tribune Company. The transaction was completed on March 21, 2003. There was no income or loss from these discontinued operations for the three months ended March 31, 2005 or March 31, 2004. In accordance with U.S. generally accepted accounting principles, the statement of cash flows reflect the results of these stations as discontinued operations for both periods presented.

         The accompanying consolidated financial statements are presented for ACME Communications, Inc. (“ACME” or the “Company”) and its wholly-owned subsidiaries. Segment information is not presented since all of the Company’s revenues are attributed to a single reportable segment.

          The Company adopted the provisions of FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities”, effective January 1, 2004. On that same date, the Company’s joint venture with Emmis Communications (“Emmis”) to produce The Daily Buzz, a weekday morning three-hour television news show, became effective. Under the agreement, the Company made an initial contribution of property and equipment with an agreed fair value and book value of $750,000 and Emmis is required to contribute the next $750,000 in capital equipment purchased by the venture. At March 31, 2005, Emmis had contributed approximately $639,000 in capital equipment purchases. Until and unless Emmis completes this equalizing contribution, under FIN 46R, the Company is deemed the primary beneficiary of the venture and accordingly, has consolidated the venture into its financial statements. The creditors of the venture have no recourse against the Company or Emmis. In accordance with FIN 46R, Emmis’ share of the net production costs which were funded through capital contributions to the venture during the three months ended March 31, 2005 and March 31, 2004 of $182,000 and $239,000, respectively, have been reflected as minority interest in the accompanying consolidated statement of operations.

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

         The Company also owns the right to acquire for $3.0 million a construction permit to build a new WB Network affiliate in Lexington, KY. The acquisition of the Lexington construction permit is dependent on the Federal Communications Commission approving the underlying applications. In April 2005, the Company acquired and concurrently sold a construction permit to build a WB affiliate in Flint, MI for a resulting net gain of approximately $1.2 million.

(2) Presentation of Interim Consolidated Financial Statements

         Segment information is not presented because all of the Company’s revenues are attributed to a single reportable segment — television broadcasting.

         The accompanying consolidated financial statements for the three months ended March 31, 2005 and 2004 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to this Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position and the results of operations, and cash flows for these periods. As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financials statements do not include all disclosures and footnotes normally included with annual consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s 2004 Annual Report on Form 10-K filed with the SEC on March 16, 2005. The results of operations presented in the accompanying consolidated financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

         The accompanying consolidated balance sheet as of December 31, 2004 is derived from the audited consolidated financial statements included in the Company’s 2004 Annual Report.

         Certain amounts previously reported in 2004 have been reclassified to conform to the 2005 financial statement presentation.

(3) Accounting for Stock Options

         The Company has adopted Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” which establishes a fair value based method of accounting for stock-based compensation. SFAS No. 123 encourages but does not require entities to adopt its provisions in place of the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”. SFAS No. 123 permits entities to recognize the expense of all stock-based awards over the vesting period of the awards. The expense is calculated based on the fair value at the date of grant. Alternatively, APB No. 25 requires that the expense of stock-based employee compensation be recognized based on the difference, if any, between the quoted market price of the stock and the amount the employee must pay to acquire the stock. APB No. 25 specifies various dates to be used to determine the quoted market price, depending on whether the terms of the stock-based compensation award are fixed or variable. Under SFAS No. 123 if an entity elects to follow APB No. 25 it must provide pro forma net income disclosure for employee stock option grants made, as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB No. 25. Had the Company chosen to adopt the provisions of Statement of Financial Accounting Standards No. 123, as amended by SFAS No. 148 — “Accounting for Stock-Based Compensation — Transition and Disclosure,” and recognized compensation cost based upon the fair value of all options granted (including those granted at or above fair market value) at the date of grant, the Company’s net loss (in thousands) and net loss per share for the three months ended March 31, 2005 and 2004 would have been:

Amounts in thousands, except per share data	For the Three Months Ended March 31,
	2005	2004
Net loss, as reported	$(4,577)	$(3,352)
Add: Stock-based employee compensation expense
included in reported net loss	--	11
Deduct: Total stock-based compensation expense determined
under fair-value based method for all awards	(122)	(532)
Pro forma net loss	$(4,699)	$(3,873)

Net loss per share, basic and diluted:
As reported	$(0.29)	$(0.20)
Pro forma	$(0.29)	$(0.23)

(4)  Income Taxes

         Prior to January 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The future reversals of those deferred tax liabilities were utilized to support the realization of deferred tax assets (primarily consisting of net operating loss carryforwards) and the corresponding deferred tax benefits recorded by the Company. As a result of the adoption of SFAS No. 142, effective January 1, 2002 those deferred tax liabilities no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets.

(5) Notes Payable Under Revolving Credit Facility and Second-Lien Term Loan

         In November 2004, the Company’s senior credit agreement was amended to (a) increase maximum borrowings thereunder to $60.0 million, (b) reduce the borrowing rate, (c) modify and eliminate certain financial covenants and (d) extend the maturity date to November 2008. Concurrent with that amendment, the Company entered into a $20.0 million Second-Lien Term Loan (“SLTL”) agreement. The SLTL bears interest at LIBOR plus 7.00% and is due in May 2009. The agreement contains covenants similar to those contained in the Company’s senior credit agreement.

         Costs associated with the procuring or amendment of the Company’s credit facilities, including loan fees and related professional fees, are included in long-term other assets and are amortized on a straight-line basis over the term, including amended terms, of the facilities. Amortization of these costs is recorded as interest expense and approximates the result of the effective interest method.

         As of March 31, 2005, there was approximately $27.6 million outstanding under the revolving credit facility at an average rate of 7.5% per annum and $20.0 million outstanding under the second-lien term loan agreement at an average interest rate of 9.8% and we were in compliance with all the covenants contained in both loan agreements. Approximately $21.4 million of additional borrowings were available under the revolving credit facility as of March 31, 2005.

         The Company believes there is a likelihood that it will not be in compliance for the balance of 2005, and has determined that it will not be in compliance beginning in March 31, 2006, with certain quarterly financial covenants contained in both the senior credit facility and the SLTL. Since such non-compliance would give the lenders the right to demand immediate repayment of the loans, the Company has classified the debt under both agreements as current liabilities at March 31, 2005.

(6) Barter and Trade Transactions

         Revenue and expenses associated with barter agreements in which broadcast time is exchanged for programming rights are recorded at the estimated average rate of the airtime exchanged. Barter revenue amounted to $1,098,000 and $1,117,000 during the three-month periods ended March 31, 2005 and 2004, respectively. Trade transactions, which represent the exchange of advertising time for goods or services, are recorded at the estimated fair value of the products or services received based on comparable cash transactions. Barter and trade revenue is recognized when advertisements are broadcast. Merchandise or services received from airtime trade sales are charged to expense or capitalized and expensed when used.

(7) Loss Per Common Share

         The Company calculates loss per share in accordance with Statement of SFAS No. 128, “Earnings Per Share”. SFAS No. 128 requires a presentation of basic earnings per share (“EPS”) and diluted EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. In calculating diluted EPS, no potential shares of common stock are to be included in the computation when a loss from continuing operations available to common stockholders exists. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures.

         Stock options outstanding amounted to 2,102,946 shares at March 31, 2005 and 2,415,248 shares at March 31, 2004 and were not included in the computation of diluted EPS because an inclusion of such shares would have been anti-dilutive since there were net losses in all periods presented.

(8) Recent Accounting Pronouncement

         In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments (“SFAS 123(R)”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123(R) was to be effective for all interim periods beginning after June 15, 2005; however, on April 14, 2005, the Securities and Exchange Commission changed the effective date to fiscal years that begin after June 15, 2005. Therefore, SFAS 123(R) will be effective for the Company on January 1, 2006. The Company is currently evaluating the impact of SFAS 123(R) on its financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

          This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “expect,” “believe,” “hopeful,” or “might” or the negative of such terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and the television broadcast industry’s actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include those identified in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

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

         The first eleven months of 2004 included significant political advertising demand in certain of our markets. We do not directly benefit from such political spending, but the increased demand for commercial inventory generally had a positive effect on our ability to increase pricing and market share of non-political advertising expenditures. In 2005, there will be no material political advertising demand in our markets and we believe that most affiliates of the ABC, CBS and NBC networks, who were the primary benefactors of this advertising in 2004 are pricing aggressively to recapture non-political advertising dollars. This aggresive pricing trend will likely last through the rest of calendar 2005. In addition to this competitive factor, national advertising demand during the early months of 2005 has been lackluster and we estimate that national non-political revenue in our eight markets during the first quarter of 2005 grew only 1% compared to the first quarter of 2004.

         Furthermore, eight of our nine stations are WB Network affiliates. The WB Network has experienced ratings declines over the past two seasons and several of our eight WB affiliated stations have suffered declines in ratings and viewership as a result. These declines have a direct effect on our ability to generate advertiser revenue. While we are hopeful that The WB Network will return to the ratings momentum they once enjoyed when they launch their new season line-up this fall, continued prime-time ratings declines at the network will make it difficult for us to maintain, let alone grow, our stations’ advertising revenues.

         As disclosed previously, the Company believes it will more likely be a seller than buyer in future television station transactions. Although the merger and acquisition marketplace for television stations has been relatively thin over the past year, we continue to discuss possible transactions with potential buyers of our stations and, less frequently, with sellers of stations that we think might strategically complement our current portfolio of stations. We are currently in advanced discussions with several parties to sell one of our stations. As with any negotiation, there is no assurance we will reach an agreement or close the transaction.

Results of Operations

The Three Months Ended March 31, 2005 vs. March 31, 2004

         Net revenues increased 3% to $11.3 million for the first quarter of 2005 compared to $11.0 million for the same period a year ago. This increase reflects increased revenues related to our The Daily Buzz weekday morning news shows as our station group revenues were flat compared to the first quarter of 2004.

         Programming expenses increased 12% to $5.2 million for the first quarter of 2005 compared to $4.6 million for the first quarter of 2004 due primarily to increased news costs at The Daily Buzz and higher series amortization at our stations. Other costs of service increased 7% to $1.9 million compared to $1.7 million for the first quarter of 2004 due to higher promotion costs and higher utility costs related to our Madison station’s new transmission facilities completed last fall. Selling, general and administrative costs decreased 1% compared to the prior year’s first quarter primarily on lower compensation.

         Depreciation and amortization for the first quarter increased 6% to $1.4 million, compared to $1.3 million in the first quarter of 2004. This increase reflects new depreciation expense on the Madison transmission facility build-out and the upgrade to HDTV of three of our stations in 2004.

         Corporate expenses decreased 5% to $833,000 for the first quarter of 2005 as compared to $873,000 for the first quarter of 2004 on lower insurance and compensation expenses.

         Interest expense increased 73% to $1.3 million in the first quarter of 2005 compared to $723,000 in the first quarter of 2004. This increase reflects our higher debt balances during the first quarter of 2005 compared to the first quarter 2004 and higher average borrowing rates.

         We recorded a tax expense for continuing operations of $890,000 during the first quarter of 2005, including a deferred tax expense of $810,000, compared to a tax expense of $615,000 million in the corresponding quarter of 2004. This deferred tax expense relates to deferred tax liabilities associated with the amortization for tax purposes of our intangible assets.

         Minority interest income, which relates to our Daily Buzz joint venture with Emmis Communications, decreased from $239,000 in the first quarter of 2004 to $182,000 for the first quarter of 2005 due to reduced net losses on higher station licensing revenue.

         Our net loss for the first quarter of 2005 was $4.6 million compared to a net loss of $3.4 million for the first quarter of 2004.

Liquidity and Capital Resources

         Cash flow used by operating activities was $2.6 million for the three months ended March 31, 2005 compared to cash flow used by operating activities of $1.3 million for the first three months of 2004. This increase in cash flow usage of $1.3 million relates primarily to increased cash interest payments of approximately $440,000, reduced station operating results and higher working capital usage.

         Cash flow used in investing activities during the three months of 2005 was $407,000 compared to $1.7 million used during the first three months of 2004. This decrease in usage relates to higher 2004 first quarter capital expenditures, mostly relating to our new transmitter facility for our Madison station, and to additional purchase consideration for a full-power satellite station in the Albuquerque-Santa Fe market acquired in the first quarter of 2004.

         Cash flow provided by financing activities remained level at approximately $3.0 million during both the first three months of 2005 and 2004. For the first quarter of 2005, in addition to approximately $3.0 million in borrowings under our revolver, we also received $358,000 in contributions from our minority shareholder, offset by $370,000 paid in financing costs.

         Cash provided by discontinued operations during the first three months of 2004 was $21,000, representing the collection of remaining receivable balances from the sold stations.

         On November 8, 2004, we amended our revolving credit agreement and entered into a new second-lien term loan agreement. The agreements mature on November 8, 2008 and May 8, 2009, respectively. On March 10, 2005, we amended certain of the quarterly financial covenants for calendar 2005 in both agreements. We did not amend these covenants for 2006 and beyond. We do not believe we will be in compliance with these covenants beginning on March 31, 2006. Given the current difficult operating environment of weaker national advertising demand and lower WB Network ratings, we also cannot be certain we will be able to meet our quarterly minimum EBITDA (earnings before interest, taxes, depreciation and amortization) requirements under these financial covenants for the balance of 2005. Based on these covenant issues, and because both the revolver and SLTL lenders have the right to demand immediate repayment of the loans if we do not meet these covenants, we have classified the debt under both agreements as current liabilities as of March 31, 2005. We are exploring the sale of one or more of our stations which would reduce our debt and necessitate a new set of financial covenants for both of our agreements. We cannot assure you that we will be successful in completing a sale of any of our stations on acceptable terms or, in the absence of a sale, be able to obtain any waiver or amendment on terms favorable to us, or be successful in replacing our credit facilities, if necessary.

         As of March 31, 2005, there was approximately $27.6 million outstanding under the revolving credit facility at an average rate of 7.5% per annum and $20.0 million outstanding under the second-lien term loan agreement at a rate of 9.8% and we were in compliance with all the covenants set forth in both loan agreements. Approximately $21.4 million of additional borrowings were available under the revolving credit facility as of March 31, 2005.

         Our credit agreements allows us to repurchase up to an additional $15 million in our common stock in addition to the $5 million repurchased in 2004. On November 8, 2004, our Board authorized the repurchase of up to $10 million in our common stock and this authorization expires on December 31, 2005. To date, we have not repurchased any of our common stock under this latest authorization. Past stock repurchases have been funded by borrowings under our revolving credit facility. Future stock repurchases, if they occur, will be funded through either borrowings under our revolving credit facility or through station sales, or both.

         On April 14, 2005, we concurrently acquired and then sold our interest in the Flint CP and generated a net gain on these transactions of approximately $1.2 million. The net cash generated from this sale will be used to pay down our outstanding borrowings under our revolver. We expect that any future acquisitions (and related capital expenditures) of television stations, including that of our Lexington CP, would be financed through borrowings or possibly through additional equity financings.

         We are a net borrower, with cash operating losses, capital expenditures and the occasional repurchases of our common stock being financed through our revolving credit facility. Although we believe it would be a secondary alternative, we also have the ability to sell select stations, even at less than full price, in the event of unforeseen credit difficulties, such as might be experienced if there were further declines in the U.S. economy, in advertising demand. There is no guarantee that such other means of raising capital will be at terms acceptable to us, and accordingly current stockholders could be adversely affected by such financings. We expect to fund operating losses, existing lease repayments and current projected capital expenditures principally from borrowings under our amended revolving credit facility.

Critical Accounting Policies and Estimates

          Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to broadcast rights, bad debts, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are fully disclosed in our annual report on Form 10-K filed with the SEC on March 16, 2005. There have been no material changes to these policies during the quarter ended March 31, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company’s credit facilities have variable interest rates. Accordingly, the Company’s interest expense could be materially affected by future fluctuations in the applicable interest rates. At March 31, 2005, the Company had outstanding borrowings of $47.6 million under its credit facilities at an effective annual borrowing rate of 8.5%. Based on the outstanding borrowings at March 31, 2005, a 1% increase in our effective borrowing rate would increase our annual interest expense by approximately $476,000.

Item 4.Controls and Procedures

         Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of March 31, 2005, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. In April 2005, in connection with preparing our FCC license renewal applications for several of our stations, we determined that a few of our stations had violated the FCC’s commercial limitation restrictions in some of our children’s programming. The violations occurred because of certain lapses in the control procedures designed to prevent these events. We have instituted additional group-wide controls and procedures to assure that these violations do not reoccur and accrued $100,000 as of March 31, 2005 for the estimated fines we will likely be required to pay to the FCC. Not withstanding these violations and based on our aforementioned evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective.

         Other than the group-wide controls and procedures added to prevent recurrence of FCC violations described above, there were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

       Management's Discussion and Analysis of Financial Conditionp;  On November 8, 2004, the Board of Directors authorized the Company to repurchase up to $10.0 million of our common stock in open market and private transactions through December 31, 2005. We have not acquired any shares to date under this program.

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

Date: May 9, 2005	ACME Communications, Inc. By: /s/ Thomas D. Allen Thomas D. Allen Executive Vice President, CFO & Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002