Form 10-Q
period 2005-06-30
ACME COMMUNICATIONS INC
filed 2005-08-09
CIK 1092013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of August 9, 2005, ACME Communications, Inc. had 16,046,763 shares of common stock outstanding.

ACME Communications, Inc. and Subsidiaries Consolidated Balance Sheets (in thousands, except for par value data)
	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,089	$1,679
Restricted cash	50	64
Accounts receivable, net	8,653	9,174
Current portion of programming rights	9,560	11,107
Prepaid expenses and other current assets	884	911
Total current assets	20,236	22,935

Property and equipment, net	27,963	29,840
Programming rights, net of current portion	12,916	17,047
Intangible assets, net	96,791	96,791
Other assets	4,467	4,549
Total assets	$162,373	$171,162

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,160	$6,964
Accrued liabilities	4,238	4,583
Current portion of programming rights payable	10,123	12,329
Current portion of obligations under lease	47	45
Income taxes payable	31	50
Notes payable under revolving credit facility	28,528	--
Note payable under second-lien term loan	20,000	--
Total current liabilities	69,127	23,971

Programming rights payable, net of current portion	12,663	16,851
Obligations under lease, net of current portion	920	943
Other liabilities	112	167
Deferred income taxes	9,952	8,900
Notes payable under revolving credit facility	--	24,554
Note payable under second-lien term loan	--	20,000
Total liabilities	92,774	95,386

Minority Interest	849	624

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no
shares issued or outstanding	--	--
Common stock, $.01 par value; 50,000,000 shares authorized, 16,772,415 shares
issued and outstanding at June 30, 2005 and December 31, 2004	168	168
Additional paid-in capital	132,038	132,038
Accumulated deficit	(58,456)	(52,054)
Less: Treasury stock, at cost; 725,652 shares	(5,000)	(5,000)
Total stockholders' equity	68,750	75,152
Total liabilities and stockholders' equity	$162,373	$171,162

See the notes to the consolidated financial statements

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Operations (Unaudited) (In thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenues	$12,310	$12,217	$23,648	$23,228

Operating expenses:
Cost of service:
Programming, including program amortization	5,166	4,943	10,366	9,578
Other costs of service (excluding depreciation and amortization of $1,367 and $1,284 for the three months ended June 30, 2005 and 2004, respectively, and $2,741 and
$2,573 for the six months ended June 30, 2005 and 2004, respectively)	2,111	2,019	3,968	3,752
Selling, general and administrative expenses	4,332	4,661	8,986	9,363
Depreciation and amortization	1,377	1,297	2,762	2,599
Corporate expenses	799	946	1,632	1,819
Operating expenses	13,785	13,866	27,714	27,111

Operating loss	(1,475)	(1,649)	(4,066)	(3,883)

Other income (expenses):
Interest income	1	3	3	5
Interest expense	(1,362)	(836)	(2,612)	(1,559)
Gain on sale of contruction permit	1,202	--	1,202	--
Other, net	(54)	(34)	(85)	(55)
Loss before income taxes and minority interest	(1,688)	(2,516)	(5,558)	(5,492)
Income tax expense	(266)	(493)	(1,156)	(1,108)
Loss before minority interest	(1,954)	(3,009)	(6,714)	(6,600)
Minority interest	130	218	312	457
Net loss	$(1,824)	$(2,791)	$(6,402)	$(6,143)

Net loss per share, basic and diluted	$(0.11)	$(0.17)	$(0.40)	$(0.37)

Weighted average basic and diluted common shares outstanding	16,047	16,739	16,047	16,754

See the notes to the consolidated financial statements

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity (Unaudited) (In thousands)
	Common Stock Shares Amount			Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2004	16,772		$168	$132,038	$(52,054)	$(5,000)	$75,152

Net loss	--		--	--	(6,402)	--	(6,402)

		>
Balance at June 30, 2005	16,772		$168	$132,038	$(58,456)	$(5,000)	$68,750

See the notes to the consolidated financial statements

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited) (In thousands)
	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(6,402)	$(6,143)
Adjustments to reconcile loss to net cash used in operating activities:
Minority interest	(312)	(457)
Provision for doubtful accounts receivable	192	257
Depreciation and amortization	2,762	2,599
Amortization of program rights	5,989	5,752
Amortization of debt issuance costs	226	404
Amortization of deferred compensation	--	23
Gain on sale of construction permit	(1,202)	--
Deferred taxes	1,052	1,008
Changes in assets and liabilities:
(Increase) decrease in accounts receivables	329	(841)
Increase in prepaid expenses and other current assets	27	--
Increase in other assets	(405)	(115)
Increase (decrease) in accounts payable	(804)	112
Increase (decrease) in accrued liabilities	(345)	1,051
Decrease in taxes payable	(19)	(162)
Payments of programming rights payable	(6,372)	(5,380)
Decrease in other liabilities	(55)	(6)
Net cash used in operating activities	(5,339)	(1,898)

Cash flows from investing activities:
Purchase of property and equipment	(1,068)	(3,879)
Purchases of and deposits for station interests	--	(174)
Purchase of treasury stock	--	(2,983)
Proceeds from sale of assets	183	--
Gain on sale of construction permit	1,500	--
Net cash provided by investing activities	615	(7,036)

Cash flows from financing activities:
Contributions by minority stockholder	537	625
Borrowings under revolving credit facility	3,974	9,080
Payment of financing costs on credit facility	(370)	(336)
Cash restricted as escrow deposits and collateral under capital lease facilities	14	1,947
Payments on capital lease obligations	(21)	(1,979)
Proceeds from the issuance of common stock	--	40
Net cash provided by financing activities	4,134	9,377

Net decrease in cash	(590)	443
Cash at beginning of period	1,679	1,197
Cash at end of period	$1,089	$1,640

Cash payments for:
Interest	$2,237	$872
Taxes	$123	$254
Non-cash transactions:
Program rights in exchange for program rights payable	$311	$14

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

          The Company adopted the provisions of FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities”, effective January 1, 2004. On that same date, the Company’s joint venture with Emmis Communications (“Emmis”) to produce The Daily Buzz, a weekday morning three-hour television news show, became effective. Under the agreement, the Company made an initial contribution of property and equipment with an agreed fair value and book value of $750,000 and Emmis is required to contribute the next $750,000 in capital equipment purchased by the venture. At June 30, 2005, Emmis had contributed approximately $639,000 in capital equipment purchases. Until and unless Emmis completes this equalizing contribution, under FIN 46R, the Company is deemed the primary beneficiary of the venture and accordingly, has consolidated the venture into its financial statements. The creditors of the venture have no recourse against the Company or Emmis. In accordance with FIN 46R, Emmis’ share of the net production costs which were funded through capital contributions to the venture during the three and six months ended June 30, 2005 were $130,000 and $312,000, respectively compared to its share of net production costs of $218,000 and $457,000 for the three and six months ended June 30, 2004, respectively. These amounts have been reflected as minority interest in the accompanying consolidated statement of operations.

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

         The Company also owns the right to acquire for $3.0 million a construction permit to build a new WB Network affiliate in Lexington, KY. The acquisition of the Lexington construction permit is dependent upon the Federal Communications Commission approving the underlying application.

(2) Presentation of Interim Consolidated Financial Statements

         The accompanying consolidated financial statements for the three and six months ended June 30, 2005 and 2004 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to this Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position and the results of operations, and cash flows for these periods. As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financials statements do not include all disclosures and footnotes normally included with annual consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s 2004 Annual Report on Form 10-K filed with the SEC on March 16, 2005. The results of operations presented in the accompanying consolidated financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

         The accompanying consolidated balance sheet as of December 31, 2004 is derived from the audited consolidated financial statements included in the Company’s 2004 Annual Report.

         Certain amounts previously reported in 2004 have been reclassified to conform to the 2005 financial statement presentation.

(3) Accounting for Stock Options

         The Company has adopted Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” which establishes a fair value based method of accounting for stock-based compensation. SFAS No. 123 encourages but does not require entities to adopt its provisions in place of the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”. SFAS No. 123 permits entities to recognize the expense of all stock-based awards over the vesting period of the awards. The expense is calculated based on the fair value at the date of grant. Alternatively, APB No. 25 requires that the expense of stock-based employee compensation be recognized based on the difference, if any, between the quoted market price of the stock and the amount the employee must pay to acquire the stock. APB No. 25 specifies various dates to be used to determine the quoted market price, depending on whether the terms of the stock-based compensation award are fixed or variable. Under SFAS No. 123 if an entity elects to follow APB No. 25 it must provide pro forma net income disclosure for employee stock option grants made, as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB No. 25. Had the Company chosen to adopt the provisions of Statement of Financial Accounting Standards No. 123, as amended by SFAS No. 148 — “Accounting for Stock-Based Compensation — Transition and Disclosure,” and recognized compensation cost based upon the fair value of all options granted (including those granted at or above fair market value) at the date of grant, the Company’s net loss (in thousands) and net loss per share for the three months and six months ended June 30, 2005 and 2004 would have been:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Amount in thousands, except per share data	2005	2004	2005	2004
Net loss, as reported	$(1,824)	$(2,791)	$(6,402)	$(6,143)
Add: Stock-based employee compensation expense
included in reported net loss	--	12	--	23
Deduct: Total stock-based compensation expense determined
under fair-value based method for all awards	(76)	(496)	(199)	(1,028)
Pro forma net loss	$(1,900)	$(3,275)	$(6,601)	$(7,148)

Net loss per share, basic and diluted:
As reported	$(0.11)	$(0.17)	$(0.40)	$(0.37)
Pro forma	$(0.12)	$(0.20)	$(0.41)	$(0.43)

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

         As of June 30, 2005, there was approximately $28.5 million outstanding under the revolving credit facility at an average interest rate of 8.1% per annum and $20.0 million outstanding under the second-lien term loan agreement at an average interest rate of 10.5% and we were in compliance with all the covenants contained in both loan agreements. Approximately $22.5 million of additional borrowings were available under the revolving credit facility as of June 30, 2005.

         The Company does not believe that it will be in compliance with the minimum EBITDA (earnings before interest, taxes, depreciation and amortization) covenants of the loan agreements beginning with the quarter ended September 30, 2005. Since such non-compliance would give the lenders the right to demand immediate repayment of the loans, the Company has classified the debt under both agreements as current liabilities at June 30, 2005.

(6) Barter and Trade Transactions

         Revenue and expenses associated with barter agreements in which broadcast time is exchanged for programming rights are recorded at the estimated average rate of the airtime exchanged. Barter revenue amounted to $1,177,000 and $1,180,000 during the three-month periods ended June 30, 2005 and 2004, respectively and $2,276,000 and $2,297,000 during the six month periods ended June 30, 2005 and 2004, respectively. Trade transactions, which represent the exchange of advertising time for goods or services, are recorded at the estimated fair value of the products or services received based on comparable cash transactions. Barter and trade revenue is recognized when advertisements are broadcast. Merchandise or services received from airtime trade sales are charged to expense or capitalized and expensed when used.

(7) Sale of Construction Permit

         On April 14, 2005, the Company concurrently acquired a construction permit for the Flint, Michigan marketplace for $3.0 million and sold that construction permit for $4.5 million. Net of related expenses, the Company recorded a gain on the sale of approximately $1.2 million.

(8) Loss Per Common Share

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

         Stock options outstanding amounted to 2,021,446 shares at June 30, 2005 and 2,385,848 shares at June 30, 2004 and were not included in the computation of diluted EPS because an inclusion of such shares would have been anti-dilutive since there were net losses in all periods presented.

(9) Recent Accounting Pronouncement

        In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments (“SFAS 123(R)”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123(R) was to be effective for all interim periods beginning after June 15, 2005; however, on April 14, 2005, the Securities and Exchange Commission changed the effective date to fiscal years that begin after June 15, 2005. Therefore, SFAS 123(R) will be effective for us on January 1, 2006. The Company is currently evaluating the impact of SFAS 123(R) on its financial position and results of operations.

(10) Subsequent Event

         On August 8, 2005, the Company reached an agreement to sell KUWB, its Salt Lake City station, to Clear Channel Communications, (“CC”) for $18.5 million in an asset sale. Consummation of the transaction is contingent on CC selling a radio station in the Salt Lake City market and subject to approval by the Federal Communications Commission.

       The carrying amounts, as of June 30, 2005, of the major assets of the station that are included in the sale are programming rights of $7,402,000, property and equipment, net of $2,324,000, intangible assets of $9,960,000 and the major liabilities being assumed by the buyer are programming rights payable of $7,666,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

        This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “expect,” “believe,” “hopeful” or “might” or the negative of such terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and the television broadcast industry’s actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include those identified in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

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

Overview

         Our television stations are regionally diverse and range in size (based on television households) from the 36th through the 85th largest markets in the nation. All but one of our stations are affiliates of The WB Television Network. Our second station in the Albuquerque – Santa Fe marketplace is a UPN affiliate.

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

         The first eleven months of 2004 included significant political advertising demand in certain of our markets. We do not directly benefit from such political spending, but the increased demand for commercial inventory generally had a positive effect on our ability to increase pricing and market share of non-political advertising expenditures. In 2005, with no material political advertising demand in our markets, most affiliates of the ABC, CBS and NBC networks, who were the primary benefactors of this advertising in 2004 have been competeing aggressively to recapture non-political advertising dollars. We believe this aggressive competition will likely continue through the rest of calendar 2005. In addition to this competitive factor, national advertising demand during the first half of 2005 has been very soft with aggregate non-political national revenue in our eight markets declining approximately 1% during the period compared to the first half of 2004.

         Furthermore, all but one of our stations are WB Network affiliates. The WB Network has experienced ratings declines over the past two seasons and several of our eight WB affiliated stations have suffered declines in ratings and viewership as a result. These declines have a direct effect on our ability to generate advertiser revenue. While we are hopeful that The WB Network will return to the ratings momentum they once enjoyed when they launch their new season line-up this fall, continued prime-time ratings declines at the network will make it difficult for us to maintain, let alone grow, our stations’ advertising revenues.

         As disclosed previously, the Company believes it will more likely be a seller than buyer in future television station transactions. Although current lackluster television and advertising demand and the lack of clarity on the timing and extent of any regulatory relief for duopolies or cross-ownership has dampened the merger and acquisition marketplace for television stations, we continue to discuss possible transactions with potential buyers of our stations and, less frequently, with sellers of stations that we think might strategically complement our current portfolio of stations. On August 8, 2005, the Company entered into an agreement with Clear Channel Communications (“CC”) to sell CC its Salt Lake City station, KUWB, for $18.5 million in a all-cash asset sale. The consummation of the sale is contingent on CC selling one of its radio stations in the market and subject to approval by the Federal Communications Commission. The Company expects that the transaction will be completed either in the fourth quarter of 2005 or the first quarter of 2006.

Results of Operations

The Three Months Ended June 30, 2005 vs. June 30, 2004

         Net revenues increased 1% to $12.3 million for the second quarter ended June 30, 2005 compared to $12.2 million for the same period a year ago. This increase reflects near 300% increase in revenues related to our The Daily Buzz weekday morning news show, net of a 2% ratings-driven decrease at our station group.

         Programming expenses increased 5% to $5.2 million for the second quarter of 2005 compared to $4.9 million for the second quarter of 2004 due primarily to increased news costs at The Daily Buzz. Other costs of service increased 5% to $2.1 million compared to $2.0 million for the second quarter of 2004 due principally to higher utility and property tax costs related to our Madison station’s new transmission facilities completed last fall. Selling, general and administrative costs decreased 7% to $4.3 million compared to the prior year’s second quarter expense of $4.7 million primarily on lower compensation expense and lower bad debt expense.

         Depreciation and amortization for the second quarter increased 6% to $1.4 million, compared to $1.3 million in the second quarter of 2004. This increase primarily reflects new depreciation expense on the Madison transmission facility build-out and the upgrade to HDTV of three of our stations in 2004.

         Corporate expenses decreased 16% to $799,000 for the second quarter of 2005 as compared to $946,000 for the second quarter of 2004 on lower professional fees, primarily related to Sarbanes Oxley 404 compliance, and lower insurance costs.

         Interest expense increased 63% to $1.4 million in the second quarter of 2005 compared to $836,000 in the second quarter of 2004. This increase reflects our higher debt balances during the second quarter of 2005 compared to the second quarter 2004 and higher average borrowing rates.

         In April 2005, we simultaneously acquired and then sold a construction permit in the Flint, Michigan marketplace and recognized a net gain on the sale of $1.2 million.

         We recorded a tax expense for continuing operations of $266,000 during the second quarter of 2005, including a deferred tax expense of $242,000, compared to a tax expense of $493,000 in the corresponding quarter of 2004. This deferred tax expense relates to deferred tax liabilities associated with the amortization for tax purposes of our intangible assets.

         Minority interest income, which relates to our The Daily Buzz joint venture with Emmis Communications, decreased from $218,000 in the second quarter of 2004 to $130,000 for the second quarter of 2005 due to reduced net losses on higher station licensing revenue.

         Our net loss for the second quarter of 2005 was $1.8 million compared to a net loss of $2.8 million for the second quarter of 2004.

The Six Months Ended June 30, 2005 vs. June 30, 2004

         Net revenues increased 2% to $23.6 million for the first six months of 2005 compared to $23.2 million for the same period a year ago. This increase reflects the strong performance of The Daily Buzz, which increased its revenues during the period 406% compared to the first half of 2004, net of a 1% ratings-driven decrease at our station group.

         Programming expenses increased 8% to $10.4 million compared to $9.6 million for the first six months of 2004 due primarily to an increase in program amortization due to increased commitments and an increase in production costs related to The Daily Buzz of $371,000. Other costs of service increased 5% to $4.0 million compared to $3.8 million for the corresponding six-month period a year ago primarily due to increased engineering costs for our upgrade to digital transmissions last year. Selling, general and administrative costs decreased 5% to $9.0 million for the first six months of 2005 compared to $9.4 million for the year earlier period on lower compensation, sales and bad debt expenses.

         Depreciation and amortization for the six months ended June 30, 2005 increased 6% to $2.8 million, compared to $2.6 million for the six months ended June 30, 2004. This increase reflects new depreciation expense on the new Madison facilities and the significant digital transmission related equipment placed into service during 2004.

         Corporate expenses decreased 10% to $1.6 million for the first six months of 2005 as compared to $1.8 million for the first six months of 2004. This decrease primarily reflects reduced insurance costs and professional fees that were lower in our second year of compliance with Section 404 provisions of the Sarbanes Oxley Act and lower insurance costs.

         In April 2005, we simultaneously acquired and then sold a construction permit in the Flint, Michigan marketplace and recognized a net gain on the sale of $1.2 million.

         Interest expense increased 68% to $2.6 million for the six months ended June 30, 2005 compared to $1.6 million for the six months ended June 30, 2004. This increase reflects our higher debt balances and higher average borrowing rates during the first six months of 2005 compared to the corresponding period of 2004.

         We recorded a tax expense for continuing operations of $1.2 million during the first six months of 2005 compared to a tax expense of $1.1 million in the corresponding six months of 2004.

         Our net loss for the first six months of 2004 was $6.4 million compared to a net loss of $6.1 million for the first six months of 2004.

Liquidity and Capital Resources

         Cash flow used by operating activities was $5.3 million for the six months ended June 30, 2005 compared to cash flow used by operating activities of $1.9 million for the first six months of 2004. This increase in cash flow usage of $3.4 million relates primarily to increased cash interest payments of approximately $1.4 million reduced station operating results and higher working capital usage.

         Cash flow generated in investing activities during the first six months of 2005 was $615,000 compared to $7.0 million used during the first six months of 2004. This increase reflects the proceeds from gain on the sale of our Flint construction permit in April, 2005, and a $2.8 million decrease in capital expenditures for the six months ended June 30, 2005 compared to the six months ended June 30,2004. The 2004 period usage also included $3.0 million in repurchases of our common stock and the additional purchase consideration for a full-power satellite station in the Albuquerque-Santa Fe market acquired in the first quarter of 2004.

         Cash flow provided by financing activities was $4.1 million during the first six months of 2005 compared to $9.4 million provided by financing activities for the first six months of 2004. The reduction in these cash flows relates primarily to the funding through borrowings of our 2004 share repurchases and higher 2004 capital expenditures, net of increased borrowings to fund increased operating losses in 2005.

         Our revolving credit agreement and second-lien term loan agreement mature on November 8, 2008 and May 8, 2009, respectively. On March 10, 2005, we amended certain of the quarterly financial covenants for calendar 2005 in both agreements. We did not amend these covenants for 2006 or beyond. We were in compliance with all of the loan covenants as of June 30, 2005. However, given the current difficult operating environment of weaker national advertising demand and lower WB Network ratings, we do not believe we will be in compliance with our minimum EBITDA (earnings before interest, taxes, depreciation and amortization) requirements under these financial covenants beginning with quarter ended September 30, 2005. Based on these covenant issues, and because both the revolver and second-lien term loan lenders have the right to demand immediate repayment of the loans if we do not meet these covenants, we have classified the debt under both agreements as current liabilities as of June 30, 2005. As noted, we have entered into an agreement to sell KUWB, our Salt Lake City station, to Clear Channel Communications for $18.5 million. We will be discussing with our lenders during the coming months amending our credit agreements to reflect this sale and resetting financial covenants through the balance of the loan terms. We cannot assure you that we will be successful in completing the sale of KUWB, or the sale of any of our other stations on acceptable terms or, in the absence of any sales, be able to obtain from our lenders any waiver or amendment on terms favorable to us, or be successful in replacing our credit facilities, if necessary. We are a net borrower, with cash operating losses, capital expenditures and the occasional repurchases of our common stock being financed through our revolving credit facility. If we were in default under our credit facilities and unable to secure alternative funding or replace or renegotiate existing facilities, as a net borrower, we would not be able to fund existing operations unless we sold assets, and such sales could be at less than full price.

         As of June 30, 2005, there was approximately $28.5 million outstanding under the revolving credit facility at an average rate of 8.1% per annum and $20.0 million outstanding under the second-lien term loan agreement at a rate of 10.5% and we were in compliance with all the covenants set forth in both loan agreements. Approximately $22.5 million of additional borrowings were available under the revolving credit facility as of June 30, 2005.

         Our credit agreements allow us to repurchase up to an additional $15 million in our common stock in addition to the $5 million repurchased in 2004. On November 8, 2004, our Board authorized the repurchase of up to $10 million in our common stock and this authorization expires on December 31, 2005. To date, we have not repurchased any of our common stock under this latest authorization. Past stock repurchases have been funded by borrowings under our revolving credit facility. Future stock repurchases, if they occur, will be funded through either borrowings under our revolving credit facility or through station sales, or both.

         On April 14, 2005, we concurrently acquired and then sold our interest in the Flint construction permit and generated a net gain on these transactions of approximately $1.2 million. The net cash generated from this sale will be used to pay down our outstanding borrowings under our revolver. We expect that any future acquisitions (and related capital expenditures) of television stations, including that of our Lexington construction permit, would be financed through borrowings or possibly through additional equity financings.

Critical Accounting Policies and Estimates

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to broadcast rights, bad debts, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are fully disclosed in our annual report on Form 10-K filed with the SEC on March 16, 2005. There have been no material changes to these policies during the quarter ended June 30, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company’s credit facilities have variable interest rates. Accordingly, the Company’s interest expense could be materially affected by future fluctuations in the applicable interest rates. At June 30, 2005, the Company had outstanding borrowings of $48.5 million under its credit facilities at an effective annual borrowing rate of 9.1%. Based on the outstanding borrowings at June 30, 2005, a 1% increase in our effective borrowing rate would increase our annual interest expense by approximately $485,000.

Item 4. Controls and Procedures

         Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of June 30, 2005, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. In April 2005, in connection with preparing our FCC license renewal applications for several of our stations, we determined that a few of our stations had violated the FCC’s commercial limitation restrictions in some of our children’s programming. The violations occurred because of certain lapses in the control procedures designed to prevent these events. We have instituted additional group-wide controls and procedures to assure that these violations do not reoccur and accrued $100,000 as of June 30, 2005 for the estimated fines we will likely be required to pay to the FCC. Not withstanding these violations and based on our aforementioned evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective.

        Other than the group-wide controls and procedures added to prevent recurrence of FCC violations described above, there were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

         Our Annual Meeting of Stockholders was held May 24, 2005 to elect our eight directors (constituting the entire Board of Directors) for the term of one year and to ratify the appointment of KPMG, LLP as our independent accountants.

         The following table lists the number of votes cast for, against or withheld, abstentions and broker non-votes for each of the individuals elected to the Board of Directors.

	Number of Votes
Nominee	For	Withheld/ Against	Abstentions	Broker Non-Votes
Jamie Kellner	14,775,360	585,882	--	--
Douglas Gealy	14,780,860	580,382	--	--
Thomas Allen	14,562,327	798,915	--	--
James Collis	14,562,327	798,915	--	--
John Conlin	14,940,860	420,382	--	--
Michael Corrigan	14,780,860	580,382	--	--
Thomas Embrescia	14,780,860	580,382	--	--
Brian McNeill	14,780,860	580,382	--	--

         The appointment of KPMG, LLP as independent accountants was ratified with 15,352,269 votes for ratification, 525 votes against ratification and 8,448 votes abstaining. There were no votes withheld and no broker non-votes.

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

Date: August 9, 2005	ACME Communications, Inc. By: /s/ Thomas D. Allen Thomas D. Allen Executive Vice President, CFO & Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002