Form 10-Q
period 2005-09-30
ACME COMMUNICATIONS INC
filed 2005-11-09
CIK 1092013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of November 8, 2005, ACME Communications, Inc. had 16,772,415 shares of common stock outstanding (including 725,652 shares held in treasury).

Signature	14

ACME Communications, Inc. and Subsidiaries Consolidated Balance Sheets (in thousands, except for par value data)
	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,625	$1,679
Restricted cash	50	64
Accounts receivable, net	8,064	9,174
Current portion of programming rights	8,849	11,107
Prepaid expenses and other current assets	748	911
Assets held for sale	21,046	--
Total current assets	40,382	22,935

Property and equipment, net	25,135	29,840
Programming rights, net of current portion	11,337	17,047
Intangible assets, net	86,831	96,791
Other assets	3,738	4,549
Total assets	$167,423	$171,162

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,516	$6,964
Accrued liabilities	4,361	4,583
Current portion of programming rights payable	7,771	12,329
Current portion of obligations under lease	47	45
Income taxes payable	41	50
Notes payable under revolving credit facility	31,667	--
Note payable under second-lien term loan	20,000	--
Liabilites held for sale	8,542	--
Total current liabilities	77,946	23,971

Programming rights payable, net of current portion	12,302	16,851
Obligations under lease, net of current portion	907	943
Other liabilities	86	167
Deferred income taxes	10,464	8,900
Notes payable under revolving credit facility	--	24,554
Note payable under second-lien term loan	--	20,000
Total liabilities	101,704	95,386

Minority interest	877	624

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no
shares issued or outstanding	--	--
Common stock, $.01 par value; 50,000,000 shares authorized, 16,772,415 shares
issued and outstanding at September 30, 2005 and December 31, 2004	168	168
Additional paid-in capital	132,038	132,038
Accumulated deficit	(62,364)	(52,054)
Less: Treasury stock, at cost; 725,652 shares	(5,000)	(5,000)
Total stockholders' equity	64,842	75,152
Total liabilities and stockholders' equity	$167,423	$171,162

See the notes to the consolidated financial statements

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Operations (Unaudited) (In thousands, except per share data)
	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net revenues	$10,097	$9,429	$30,364	$28,860

Operating expenses:
Cost of service:
Programming, including program amortization	4,180	3,869	12,437	11,375
Other costs of service (excluding depreciation and amortization of $1,176 and $1,061 for the three months ended September 30, 2005 and 2004, respectively, and $3,508
and $3,249 for the nine months ended September 30, 2005 and 2004, respectively)	1,522	1,419	4,850	4,501
Selling, general and administrative expenses	3,964	3,779	11,649	11,673
Depreciation and amortization	1,186	1,074	3,529	3,275
Corporate expenses	887	949	2,519	2,768
Operating expenses	11,739	11,090	34,984	33,592

Operating loss	(1,642)	(1,661)	(4,620)	(4,732)

Other income (expenses):
Interest income	3	2	6	6
Interest expense	(946)	(472)	(2,513)	(1,147)
Gain on sale of construction permit	--	--	1,202	--
Other, net	43	(2)	47	29
Loss before income taxes, minority interest and discontinued operations	(2,542)	(2,133)	(5,878)	(5,844)
Income tax expense	(563)	(814)	(1,719)	(1,922)
Loss before minority interest and discontinued operations	(3,105)	(3,947)	(7,597)	(7,766)
Minority interest	149	264	461	721
Loss from continuing operations	(2,956)	(2,683)	(7,136)	(7,045)
Discontinued operations:
Loss from discontinued operations	(952)	(1,464)	(3,174)	(3,245)
Income tax expense	--	(411)	--	(411)
Loss from discontinued operations	(952)	(1,875)	(3,174)	(3,656)
Net loss	$(3,908)	$(4,558)	$(10,310)	$(10,701)

Net loss per share, basic and diluted
Continuing operations	$(0.18)	$(0.17)	$(0.44)	$(0.43)
Discontinued operations	(0.06)	(0.12)	(0.20)	(0.22)
Net loss per share	$(0.24)	$(0.28)	$(0.64)	$(0.65)

Weighted average basic and diluted common shares outstanding	16,047	16,077	16,047	16,527

See the notes to the consolidated financial statements

ACME Communications, Inc. and Subsidiaries Consolidated Statement of Stockholders' Equity (Unaudited) (In thousands)
	Common Stock Shares Amount			Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2004	16,772		$168	$132,038	$(52,054)	$(5,000)	$75,152

Net loss	--		--	--	(10,310)	--	(10,310)
		>
Balance at September 30, 2005	16,772		$168	$132,038	$(62,364)	$(5,000)	$64,842

See the notes to the consolidated financial statements

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited) (In thousands)
	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss from continuing operations	$(7,136)	$(7,045)
Adjustments to reconcile loss to net cash used in operating activities:
Minority interest	(461)	(721)
Provision for doubtful accounts receivable	294	276
Depreciation and amortization	3,529	3,275
Amortization of program rights	6,490	6,098
Amortization of debt issuance costs	732	578
Amortization of deferred compensation	--	34
Gain on sale of construction permit	(1,202)	--
Deferred taxes	1,564	1,697
Changes in assets and liabilities:
(Increase) decrease in accounts receivables	591	(185)
(Increase) decrease in prepaid expenses and other current assets	187	(352)
Increase in other assets	(836)	(137)
Increase (decrease) in accounts payable	(1,239)	13
Increase in accrued liabilities	576	904
Increase (decrease) in taxes payable	(9)	322
Payments of programming rights payable	(6,599)	(5,811)
Increase (decrease) in other liabilities	(72)	11
Net cash used in operating activities	(3,591)	(1,043)

Cash flows from investing activities:
Purchase of property and equipment	(1,730)	(5,382)
Purchases of and deposits for station interests	--	(177)
Proceeds from sale of assets	185	--
Proceeds from sale of construction permit	1,500	--
Net cash used in investing activities	(45)	(5,559)

Cash flows from financing activities:
Contributions by minority stockholer	714	1,350
Net borrowings under revolving credit facility	7,113	13,231
Payment of financing costs on credit facilities	(564)	(374)
Cash restricted as escrow deposits and collateral under capital lease facilities	14	1,920
Payments on capital lease obligations	(34)	(2,037)
Purchase of treasury stock	--	(5,000)
Proceeds from the issuance of common stock	--	40
Net cash provided by financing activities	7,243	9,130

Increase in net cash from continuing operations	3,607	2,528
Cash used in discontinued operations	(3,661)	(2,065)
Increase (decrease) in cash	(54)	463
Cash at beginning of period	1,679	1,197
Cash at end of period	$1,625	$1,660

Cash payments for:
Interest	$3,165	$1,503
Taxes	$146	$314

Non-cash transactions:
Program rights in exchange for program rights payable	$7,489	$8,458

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

         On August 8, 2005, the Company announced that it had entered into a transaction to sell its station KUWB serving the Salt Lake City marketplace to a subsidiary of Clear Channel Communications Inc. The transaction is contingent upon Clear Channel selling its radio station in the market and subject to regulatory approval. In accordance with U.S. generally accepted accounting principles, the statements of operations and cash flows reflect the results of this station as discontinued operations for all periods presented. See Note 10 for additional information.

          The Company adopted the provisions of FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities”, effective January 1, 2004. On that same date, the Company’s joint venture with Emmis Communications (“Emmis”) to produce The Daily Buzz, a weekday morning three-hour television news show, became effective. Under the agreement, the Company made an initial contribution of property and equipment with an agreed fair value and book value of $750,000 and Emmis is required to contribute the next $750,000 in capital equipment purchased by the venture. At September 30, 2005, Emmis had contributed approximately $705,000 in capital equipment purchases. Until and unless Emmis completes this equalizing contribution, under FIN 46R, the Company is deemed the primary beneficiary of the venture and accordingly, has consolidated the venture into its financial statements. The creditors of the venture have no recourse against the Company or Emmis. In accordance with FIN 46R, Emmis’ share of the net production costs which were funded through capital contributions to the venture during the three and nine months ended September 30, 2005 were $149,000 and $461,000, respectively, compared to its share of net production costs of $264,000 and $721,000 for the three and nine months ended September 30, 2004, respectively. These amounts have been reflected as minority interest in the accompanying consolidated statement of operations.

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

Station	Channel	Marketplace	Market Rank(1)	Network Affiliation
KUWB	30	Salt Lake City, Utah	36	WB
KWBQ/KWBR	19/21	Albuquerque-Santa Fe, New Mexico	47	WB
KASY	50	Albuquerque-Santa Fe, New Mexico	47	UPN
WBDT	26	Dayton, Ohio	56	WB
WBXX	20	Knoxville, Tennessee	59	WB
WTVK	46	Ft. Myers-Naples, Florida	68	WB
WIWB	14	Green Bay-Appleton, Wisconsin	69	WB
WBUI	23	Champaign-Springfield-Decatur, Illinois	82	WB
WBUW	57	Madison, Wisconsin	85	WB

(1)	based on television households per Nielsen Market Research for the 2005 / 2006 season.

         The Company also owns the right to acquire for $3.0 million a construction permit to build a new WB Network affiliate in Lexington, KY. The acquisition of the Lexington construction permit is dependent upon the Federal Communications Commission approving the underlying application.

(2) Presentation of Interim Consolidated Financial Statements

         The accompanying consolidated financial statements for the three and nine months ended September 30, 2005 and 2004 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to this Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position and the results of operations, and cash flows for these periods. As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financials statements do not include all disclosures and footnotes normally included with annual consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s 2004 Annual Report on Form 10-K filed with the SEC on March 16, 2005. The results of operations presented in the accompanying consolidated financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

         The accompanying consolidated balance sheet as of December 31, 2004 is derived from the audited consolidated financial statements included in the Company’s 2004 Annual Report.

         Certain amounts previously reported in 2004 have been reclassified to conform to the 2005 financial statement presentation.

(3) Accounting for Stock Options

         The Company has adopted Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” which establishes a fair value based method of accounting for stock-based compensation. SFAS No. 123 encourages but does not require entities to adopt its provisions in place of the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”. SFAS No. 123 permits entities to recognize the expense of all stock-based awards over the vesting period of the awards. The expense is calculated based on the fair value at the date of grant. Alternatively, APB No. 25 requires that the expense of stock-based employee compensation be recognized based on the difference, if any, between the quoted market price of the stock and the amount the employee must pay to acquire the stock. APB No. 25 specifies various dates to be used to determine the quoted market price, depending on whether the terms of the stock-based compensation award are fixed or variable. Under SFAS No. 123 if an entity elects to follow APB No. 25 it must provide pro forma net income (loss) disclosure for employee stock option grants made, as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB No. 25. Had the Company chosen to adopt the provisions of Statement of Financial Accounting Standards No. 123, as amended by SFAS No. 148 — “Accounting for Stock-Based Compensation — Transition and Disclosure,” and recognized compensation cost based upon the fair value of all options granted (including those granted at or above fair market value) at the date of grant, the Company’s net loss and net loss per share for the three months and nine months ended September 30, 2005 and 2004 would have been:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Amount in thousands, except per share data	2005	2004	2005	2004
Net loss, as reported	$(3,908)	$(4,558)	$(10,310)	$(10,701)
Add: Stock-based employee compensation expense
included in reported net loss	--	11	--	34
Deduct: Total stock-based compensation expense determined
under fair-value based method for all awards	(130)	(496)	(339)	(1,524)
Pro forma net loss	$(4,038)	$(5,043)	$(10,649)	$(12,191)

Net loss per share, basic and diluted:
As reported	$(0.24)	$(0.28)	$(0.64)	$(0.65)
Pro forma	$(0.25)	$(0.31)	$(0.66)	$(0.74)

          On August 8, 2005, the Company issued stock options for 907,500 shares to executive employees (other than the Company's Chief Executive, Chief Operating and Chief Financial Officer) at an average exercise price of $6.50 per share in exchange for the termination of 432,000 shares at an average exercise price of $7.55 per share. The closing price of the Company's stock that day was $4.22 per share. The forfeited shares were fully vested and the new shares vest over three years. The exchange of shares represents an effective repricing and is therefore subject to variable compensation accounting. Since the exercise prices for the new shares are in excess of the closing price of the Company’s stock at September 30, 2005, no compensation expense has been recorded in the accompanying statement of operations. The incremental value of the new options in excess of the value of the forfeited shares at the new grant date is being amortized over the three-year expected life for purposes of the above pro forma calculations.

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

(5) Notes Payable Under Revolving Credit Facility and Second-Lien Term Loan

         The Company’s senior credit agreement permits maximum borrowings thereunder of $60.0 million, contains financial covenants, is secured by all the assets of the Company and matures in November 2008. The Company also has a $20.0 million Second-Lien Term Loan (“SLTL”) that matures in May 2009. The SLTL agreement contains covenants similar to those contained in the Company’s senior credit agreement.

         Costs associated with the procuring or amending of the Company’s credit facilities, including loan fees and related professional fees, are included in long-term other assets and are amortized on a straight-line basis over the term, including amended terms, of the facilities. Amortization of these costs is recorded as interest expense and approximates the result of the effective interest method.

         As of September 30, 2005, there was approximately $31.7 million outstanding under the revolving credit facility at an average interest rate of approximately 8.6% per annum and $20.0 million outstanding under the second-lien term loan agreement at an interest rate of approximately 10.9%. Approximately $19.3 million of additional borrowings were available under the revolving credit facility as of September 30, 2005.

         On November 7, 2005, the Company and its lenders amended both facility agreements. The amendments changed the minimum EBITDA covenant effective September 30, 2005 for the twelve months then ended and also imposed certain restrictions on the Company’s ability to repurchase its common stock until such time that the Company reaches certain dollar thresholds of station sales, including its pending Salt Lake City station sale. At September 30, 2005 the Company was in compliance with all covenants contained in both loan agreements.

         The Company will not be in compliance with the minimum EBITDA covenants of the loan agreements beginning with the quarter ended December 31, 2005. Since such non-compliance would give the lenders the right to demand immediate repayment of the loans, the Company has classified the debt under both agreements as current liabilities at September 30, 2005.

(6) Barter and Trade Transactions

         Revenue and expenses associated with barter agreements in which broadcast time is exchanged for programming rights are recorded at the estimated average rate of the airtime exchanged. Barter revenue amounted to $917,000 and $871,000 during the three-month periods ended September 30, 2005 and 2004, respectively and $2,821,000 and $2,790,000 during the nine month periods ended September 30, 2005 and 2004, respectively. Trade transactions, which represent the exchange of advertising time for goods or services, are recorded at the estimated fair value of the products or services received based on comparable cash transactions. Barter and trade revenue is recognized when advertisements are broadcast. Merchandise or services received from airtime trade sales are charged to expense or capitalized and expensed when used.

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

        Stock options outstanding amounted to 2,471,446 shares at September 30, 2005 and 2,383,048 shares at September 30, 2004 and were not included in the computation of diluted EPS because an inclusion of such shares would have been anti-dilutive since there were net losses in all periods presented.

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

(10) Discontinued Operations

         On August 8, 2005, the Company reached an agreement to sell KUWB, its Salt Lake City station, to units of Clear Channel Communications, Inc (“Clear Channel”) for $18.5 million in an asset sale. Consummation of the transaction is contingent on Clear Channel selling a radio station it owns in the Salt Lake City market and subject to approval by the Federal Communications Commission. If our transaction with Clear Channel hasn’t closed by April 8, 2006, either party can terminate the KUWB sale agreement. The Company believes it is highly probable that the sale of the station will be consummated within the coming year and, accordingly, has treated the station’s results of operations for all periods presented in the accompanying financial statements as discontinued operations.

         KUWB’s net revenue for the three months and nine months ended September 30, 2005 was $1,667,000 and $5,048,000, respectively. Its net revenue for the three months and nine months ended September 30, 2004 was $1,897,000 and $5,698,000, respectively.

        Assets held for sale at September 30, 2005 consist principally of KUWB’s programming rights of $8,311,000, property and equipment, net, of $2,124,000 and intangible assets of $9,960,000. Liabilities held for sale at September 30, 2005 consist of KUWB’s programming rights payable of $8,542,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

         This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “likely”, “expect,” “believe” or “hopeful” or the negative of such terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and the television broadcast industry’s actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include those identified in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

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

Overview

         On August 8, 2005, we entered into a transaction to sell our station KUWB serving the Salt Lake City marketplace and, in accordance with U.S. generally accepted accounting principles, our statements of operations and cash flows reflect the results of this station as discontinued operations for all periods presented.

         Our continuing television stations are regionally diverse and range in size (based on television households) from the 47th through the 85th largest markets in the nation. All but one of our stations are affiliates of The WB Television Network. Our second station in the Albuquerque – Santa Fe marketplace is a UPN affiliate.

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

         The first eleven months of 2004 included significant political advertising demand in certain of our markets. We do not directly benefit from such political spending, but the increased demand for commercial inventory generally had a positive effect on our ability to increase pricing and market share of non-political advertising expenditures. In 2005, with no material political advertising demand in our markets, most affiliates of the ABC, CBS and NBC networks, who were the primary beneficiaries of this advertising in 2004, have been competing aggressively to recapture non-political advertising dollars. We believe this aggressive competition will likely continue through November 2005. In addition to this competitive factor, national advertising demand during the third quarter and first nine months 2005 has been very weak. In comparison, non-political local advertising demand in our markets, excluding Salt Lake City, has been relatively healthy, growing approximately 8% for both the third quarter and first nine months of 2005 compared to the corresponding periods of 2004.

         All but one of our stations are WB Network affiliates. The WB Network has experienced ratings declines over the past two seasons and several of our seven WB affiliated stations have suffered declines in ratings and viewership as a result. These declines have a direct effect on our ability to generate advertiser revenue. We are encouraged by the quality of The WB’s new programs this fall and remain hopeful the network will return to a positive ratings trend this season. Also, the WB will reprogram weekday afternoons starting in January 2006 with shows targeting adult demographics. The Kids WB! block has become a drag on station revenue and ratings as the cable networks have taken control of that business. We believe the new schedule represents a growth opportunity for ACME.

         As disclosed previously, the Company believes it will more likely be a seller than buyer in future television station transactions. There has been a marked increase over the past several months of television station sales at valuations in excess of implied public market values. We are cautiously optimistic that this improving transaction environment will generate new and renewed interest in further transactions and we continue to discuss possible transactions with potential buyers of our stations. The sale of our Salt Lake City station, while contingent on the buyer selling one of its radio stations in the market and subject to approval by the Federal Communications Commission, is expected to be completed either in the first or second quarter of 2006. Under the terms of a shared services agreement with Clear Channel, it is required to reimburse the Company for the station’s operating losses, excluding depreciation and certain other items, up to a maximum amount of $60,000 per month until closing.

Results of Operations

The Three Months Ended September 30, 2005 vs. September 30, 2004

            Net revenues increased 7% to $10.1 million for the third quarter ended September 30, 2005 compared to $9.4 million for the same period a year ago. This increase reflects a near 186% increase in revenues related to our The Daily Buzz weekday morning news show and a 4% increase at our station group.

         Programming expenses increased 8% to $4.2 million for the third quarter of 2005 compared to $3.9 million for the third quarter of 2004 due primarily to the impact of the fall 2004 season syndicated launch of Malcolm in the Middle and to an increase in news costs at The Daily Buzz compared to the third quarter of 2004. Other costs of service increased 7% to $1.5 million compared to $1.4 million for the third quarter of 2004 due principally to higher utility and property tax costs related to our Madison station’s new transmission facilities completed last fall. Selling, general and administrative costs increased 5% to $4.0 million compared to the prior year’s third quarter expense of $3.8 million primarily on higher compensation expense and ratings service costs.

         Depreciation and amortization for the third quarter increased 10% to $1.2 million, compared to $1.1 million in the third quarter of 2004. This increase primarily reflects new depreciation expense on the Madison transmission facility build-out and the upgrade to HDTV of three of our stations in 2004.

         Corporate expenses decreased 7% to $887,000 for the third quarter of 2005 as compared to $949,000 for the third quarter of 2004. This decrease primarily reflects reduced professional fees that were lower in our second year of compliance with Section 404 provisions of the Sarbanes Oxley Act and lower insurance costs.

         Interest expense, net of interest expense allocated to discontinued operations, increased 100% to $946,000 in the third quarter of 2005 compared to $472,000 in the third quarter of 2004. This increase reflects our higher debt balances during the third quarter of 2005 compared to the third quarter 2004 and higher average borrowing rates.

         We recorded a tax expense for continuing operations of $563,000 during the third quarter of 2005, including a deferred tax expense of $512,000, compared to a tax expense of $814,000 in the corresponding quarter of 2004. This deferred tax expense relates to deferred tax liabilities associated with the amortization for tax purposes of our intangible assets.

         Minority interest income, which relates to our The Daily Buzz joint venture with Emmis Communications, decreased to $149,000 in the third quarter of 2005 from $264,000 in the third quarter of 2004 due to the venture’s reduced net losses on higher station licensing revenue.

         Our loss from discontinued operations, which reflects the losses from our station in Salt Lake City and allocated interest expense, was $952,000 for the third quarter of 2005 compared to $1.5 million for the third quarter of 2004, which included a $607,000 write-down in program rights, principally related to The Drew Carey Show. In the third quarter of 2004 we also incurred an additional $411,000 in tax expense related to the 2003 sale of our St. Louis and Portland stations.

         Our net loss for the third quarter of 2005 was $3.9 million compared to a net loss of $4.6 million for the third quarter of 2004.

The Nine Months Ended September 30, 2005 vs. September 30, 2004

         Net revenues increased 5% to $30.4 million for the first nine months of 2005 compared to $28.9 million for the same period a year ago. This increase reflects the strong performance of The Daily Buzz, which increased its revenues during the period 296% compared to the first nine months of 2004 and a 2% increase at our station group net revenues.

            Programming expenses increased 9% to $12.4 million compared to $11.4 million for the first nine months of 2004 due primarily to the impact of the fall 2004 season syndicated launch of Malcolm in the Middle and a $441,000 increase in production costs related to The Daily Buzz. Other costs of service increased 8% to $4.9 million for the first nine months of 2005 compared to $4.5 million for the corresponding nine-month period a year ago primarily due to increased engineering costs related to higher repairs and maintenance and to our new transmission facility in Madison completed in September 2004. Selling, general and administrative costs were essentially unchanged at $11.6 million for the first nine months of 2005 compared to $11.7 million for the year earlier period.

         Depreciation and amortization for the nine months ended September 30, 2005 increased 8% to $3.5 million, compared to $3.3 million for the nine months ended September 30, 2004. This increase reflects new depreciation expense on the new Madison facilities and the significant digital transmission related equipment placed into service during 2004.

         Corporate expenses decreased 9% to $2.5 million for the first nine months of 2005 as compared to $2.8 million for the first nine months of 2004. This decrease primarily reflects reduced insurance costs and professional fees that were lower in our second year of compliance with Section 404 provisions of the Sarbanes Oxley Act.

         In April 2005, we simultaneously acquired and then sold a construction permit in the Flint, Michigan marketplace and recognized a net gain on the sale of $1.2 million.

        Interest expense, net of interest expense allocated to discontinued operations, increased 119% to $2.5 million for the nine months ended September 30, 2005 compared to $1.1 million for the nine months ended September 30, 2004. This increase reflects our higher debt balances and higher average borrowing rates during the first nine months of 2005 compared to the corresponding period of 2004.

         We recorded tax expense for continuing operations of $1.7 million during the first nine months of 2005 compared to tax expense of $1.9 million in the corresponding nine months of 2004.

         Our loss from discontinued operations before taxes, which reflects the losses from our station in Salt Lake City, including allocated interest expense, was essentially unchanged at $3.2 million for both the nine months of 2005 and 2004. Also included in our 2004 discontinued operating results is $411,000 in tax expense related to the 2003 sale of our St. Louis and Portland stations.

         Our net loss for the first nine months of 2005 was $10.3 million compared to a net loss of $10.7 million for the first nine months of 2004.

Liquidity and Capital Resources

        Cash flow used by operating activities was $3.6 million for the nine months ended September 30, 2005 compared to cash flow used by operating activities of $1.0 million for the first nine months of 2004. This increase in cash flow usage of $2.6 million relates primarily to increased cash interest payments, reduced station operating results and higher working capital usage.

          Cash flow used in investing activities during the first nine months of 2005 was $45,000 compared to $5.6 million used during the first nine months of 2004. This reduced usage reflects the $1.7 million in proceeds from the sale of our Flint construction permit and related fixed assets in April 2005, and a $3.6 million decrease in capital expenditures for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The 2004 period usage also included the additional purchase consideration for a full-power satellite station in the Albuquerque-Santa Fe market acquired in the first quarter of 2004.

         Cash flow provided by financing activities was $7.2 million during the first nine months of 2005 compared to $9.1 million provided by financing activities for the first nine months of 2004. The reduction in these cash flows relates primarily to the reduced funding related to our lower capital expenditures net of additional funding for operating losses and interest payments.

         Our revolving credit agreement and second-lien term loan agreement mature on November 8, 2008 and May 8, 2009, respectively. On March 10, 2005, we amended certain of the quarterly financial covenants for calendar 2005 in both agreements. We did not amend these covenants for 2006 or beyond. On November 7, 2005, our lenders again amended our minimum EBITDA (earnings before interest, taxes, depreciation and amortization) covenant, effective September 30, 2005, for the twelve months ended that date and we were in compliance with all of the loans’ covenants as of September 30, 2005.

         We will not, however, be in compliance with our minimum EBITDA requirements under these financial covenants beginning with the quarter ended December 31, 2005. Based on these covenant issues, and because both the revolver and second-lien term loan lenders have the right to demand immediate repayment of the loans if we do not meet these covenants, we have classified the debt under both agreements as current liabilities as of September 30, 2005.

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

         As of September 30, 2005, there was approximately $31.7 million outstanding under the revolving credit facility at an average rate of 8.6% per annum and $20.0 million outstanding under the second-lien term loan agreement at a rate of 10.9%. Approximately $19.3 million of additional borrowings were available under the revolving credit facility as of September 30, 2005.

         Our credit agreements allow us to repurchase up to an additional $15 million in our common stock in addition to the $5 million repurchased in 2004. The aforementioned November 7, 2005 amendment, however, limits our ability to repurchase shares until such time that we achieve certain dollar thresholds of station sales, including the pending sale of our Salt Lake City station. Further, the November 7, 2005 amendment requires us to pay down our senior credit facility with the proceeds of the Salt Lake City station sale and permanently reduce our maximum borrowings by that amount.

         Our November 8, 2004 Board authorization to repurchase of up to $10 million in our common stock expires on December 31, 2005. To date, we have not repurchased any of our common stock under this latest authorization. Past stock repurchases have been funded by borrowings under our revolving credit facility. Future stock repurchases, if they occur, will be funded through either borrowings under our revolving credit facility or through station sales, or both.

         On April 14, 2005, we concurrently acquired and then sold our interest in the Flint construction permit and generated a net gain on these transactions of approximately $1.2 million. The net cash generated from this sale was used to pay down our outstanding borrowings under our revolver. We expect that any future acquisitions (and related capital expenditures) of television stations, including that of our Lexington construction permit, would be financed through borrowings or possibly through additional equity financings.

Critical Accounting Policies and Estimates

          Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to broadcast rights, bad debts, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are fully disclosed in our annual report on Form 10-K filed with the SEC on March 16, 2005. There have been no material changes to these policies during the quarter ended September 30, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company’s credit facilities have variable interest rates. Accordingly, the Company’s interest expense could be materially affected by future fluctuations in the applicable interest rates. At September 30, 2005, the Company had outstanding borrowings of $51.7 million under its credit facilities at an effective annual borrowing rate of 9.5%. Based on the outstanding borrowings at September 30, 2005, a 1% increase in our effective borrowing rate would increase our annual interest expense by approximately $517,000.

Item 4. Controls and Procedures

          Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of September 30, 2005, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective.

         There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        On November 8, 2004, the Board of Directors authorized the Company to repurchase up to $10.0 million of our common stock in open market and private transactions through December 31, 2005. We have not acquired any shares to date under this program.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

10.1	Asset Purchase Agreement Dated August 8, 2005 between ACME Television of Utah, LLC, ACME Television Licenses of Utah, LLC, Clear Channel Broadcasting, Inc. and Clear Channel Broadcasting Licenses, Inc.

10.2	Second Amendment to the Second Amended and Restated Loan and Security Agreement by and among ACME Television, LLC, the Lenders that are signatories thereto and Wells Fargo Foothill, Inc., as Arranger and Administrative Agent, dated November 7, 2005.

10.3	Second Amendment to the Loan and Security Agreement by and among ACME Television, LLC, the Lenders that are signatories thereto and Fortress Credit Corp., as Arranger and Administrative Agent, dated November 7, 2005.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2005	ACME Communications, Inc. By: /s/ Thomas D. Allen Thomas D. Allen Executive Vice President, CFO & Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Asset Purchase Agreement Dated August 8, 2005 between ACME Television of Utah, LLC, ACME Television Licenses of Utah, LLC, Clear Channel Broadcasting, Inc. and Clear Channel Broadcasting Licenses, Inc.

10.2	Second Amendment to the Second Amended and Restated Loan and Security Agreement by and among ACME Television, LLC, the Lenders that are signatories thereto and Wells Fargo Foothill, Inc., as Arranger and Administrative Agent, dated November 7, 2005.

10.3	Second Amendment to the Loan and Security Agreement by and among ACME Television, LLC, the Lenders that are signatories thereto and Fortress Credit Corp., as Arranger and Administrative Agent, dated November 7, 2005.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002