Form 10-K
period 2005-12-31
ACME COMMUNICATIONS INC
filed 2006-04-14
CIK 1092013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended
DECEMBER 31, 2005

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

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes   [  ]            No  [X]

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes  [  ]            No  [X]

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]           No  [  ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [  ]           Accelerated filer  [  ]           Non-accelerated filer  [X]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [  ]            No  [X]

As of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2005), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $43,911,984 based on the basis of $4.02 per share, as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 29, 2006
Common Stock, $.01 par value per share	16,772,415 shares (including 725,652 shares held in treasury)

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders	Part III

ACME COMMUNICATIONS, INC. ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
PART I		Page
Item 1.	Business	1
Item IA.	Risk Factors	15
Item IB.	Unresolved Staff Comments	19
Item 2.	Properties	19
Item 3.	Legal Proceedings	20
Item 4.	Submission of Matters to a Vote of Security Holders	20

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
Item 6.	Selected Financial Data	22
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 8.	Financial Statements and Supplementary Data	32
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	53
Item 9A.	Controls and Procedures	53
Item 9B.	Other Information	53

PART III
Item 10*.	Directors and Executive Officers of the Registrant	54
Item 11*.	Executive Compensation	54
Item 12*.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	54
Item 13*.	Certain Relationships and Related Transactions	54
Item 14*.	Principal Accountant Fees and Services	55

PART IV
Item 15.	Exhibits and Financial Statement Schedules	56

	* Items incorporated by reference, in whole or in part, to our Proxy Statement to be filed pursuant to Regulation 14A relating to the 2006 Annual Meeting of Stockholders

Forward-looking Statements

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

PART I

Item 1. Business

         ACME Communications, Inc. and its wholly-owned subsidiaries unless the context otherwise requires (together, the “Company” or “we”) owns and operates nine broadcast television stations in medium-sized markets across the United States. Eight of these television stations are network affiliates of The WB Television Network and one station is a network affiliate of UPN. These nine stations broadcast in markets that cover, in the aggregate, approximately 3.7% of the total U.S. television households. We are the fourth largest WB Network affiliated group in the country. Mr. Jamie Kellner, our Chairman and Chief Executive Officer, is also a founder of The WB Network and served as its Chairman and Chief Executive Officer from 1994 until June 2004. Prior to that, Mr. Kellner was President of Fox Broadcasting Company from its inception in 1986 through 1993.

         In March 2003, we sold two of our stations, KPLR-TV serving the St. Louis marketplace and KWBP-TV, serving the Portland, Oregon marketplace, to subsidiaries of the Tribune Company for an aggregate all-cash consideration of $275 million (the “Tribune Transaction”) plus additional consideration in the amount of approximately $4.6 million relating to KPLR’s closing-date working capital. In August 2005, we entered into an agreement to sell our Salt Lake City station, KUWB, to subsidiaries of Clear Channel Communications, Inc. (the “Clear Channel Transaction”) for $18.5 million in an all-cash transaction. The Clear Channel Transacation was completed on April 4, 2006. In accordance with U.S. generally accepted accounting principles (“GAAP”), we have accounted for the results of these three stations as “discontinued operations” and our remaining eight stations represent our continuing operations.

         On January 24, 2006, CBS and Warner Bros. jointly announced that, effective September 2006, they would cease operations of their respective networks, UPN and The WB Network, and create a new network, The CW, which will be jointly owned between the two companies. The CW will launch in September 2006, immediately following the closure of UPN and The WB Network and is expected to include on its program schedule the better performing shows from each of The WB and UPN networks. Most industry observers believe that The CW will achieve stronger initial ratings than either The WB or UPN individually achieved in the 2005/2006 season and will be more financially sound.

         Following the CBS and Warner Bros. joint announcement in January, The CW began securing affiliation arrangements across the country. In February 2006, Fox announced that it was launching a new network – MyNetworkTV – effective in the fall 2006. Fox announced that the terms of its affiliation agreements would include more commercial time for its affiliates compared to the commercial time offered by The CW and would not include a programming fee payable by the affiliated stations (unlike The CW which contemplated a programming fee payable in its affiliation agreements).

         After careful evaluation of each of the two new networks, we concluded that The CW Network was significantly advantaged due to its proven roster of popular shows culled from the current WB and UPN schedules and decided to affiliate all of our eight continuing WB Network affiliated stations with The CW. We affiliated our second station in Albuquerque-Santa Fe, currently a UPN affiliate, with MyNetworkTV.

         Similar to both the WB’s and UPN’s approach, The CW and MyNetworkTV are expected to focus on younger demographics than the Big Four networks. Accordingly, we will be able to continue our strategy to focus much of our surrounding, non-network, syndicated programming on shows that appeal to younger viewers. In addition, in several of our markets we broadcast local and regional sports programming and provide local news and weather updates during our morning news show. We believe this programming enhances our ability to sell advertising time to local and regional advertisers and increase audience awareness of our still developing stations.

         We will also continue to focus on medium-sized (“middle”) markets which we believe provide certain advantages such as fewer competitors and lower operating costs compared to large markets. Our strategy is to capitalize on these advantages and to grow our revenues and cash flow with an emphasized focus on local advertising sales. Since we centralize many of our stations’ administrative functions and primarily provide entertainment programming, our station general managers are able to focus on increasing sales and improving operating margins.

         ACME Communications, Inc. was incorporated in Delaware in 1999. Our executive office telephone number is (714) 245-9499.

Our Development, Strategy and Outlook

         We formed our company in 1997 with the goal of building a middle market broadcast television station group comprised mostly of new start up stations and underperforming stations – generally affiliated with The WB Television Network, which at the time was an emerging network. We believed then, and still believe today, that significant value will be created in aligning ourself with emerging networks (i.e., The CW and MyNetworkTV) that, with respect to The CW, enjoys significant financial and creative support from three large media companies – Time Warner Inc., Viacom and the Tribune Company, and with respect to MyNetworkTV, enjoys significant financial and creative support from another large media company, News Corp.

         By the end of 1997 we had three stations on the air. During 1998 we added another two stations, bringing our total stations on the air to five. In 1999, we put a sixth station on the air and acquired another four stations. Together, these acquisitions were the major catalyst for our initial public offering in September 1999.

        In the fall of 2000, signs of a slowing economy and receding advertising demand became evident and the industry was in a full recession by 2001 – with non-political advertising revenues declining in the double-digit percentage range in many markets. The events of 9/11 only compounded and delayed an expected recovery.

        In 2002, in the face of a continued soft ad environment, we decided to explore opportunities to reduce our debt and exposure to a prolonged industry slump. In December 2002, we entered into an agreement to sell our two largest stations – station KPLR, St. Louis and station KWBP, Portland, Oregon — to the Tribune Company. We used the proceeds from this transaction, which closed in March 2003, to significantly reduce our debt, which in turn allowed us to amend and extend our revolving credit facility. In late 2002, we also completed the purchase of our Madison station – our most recent acquisition.

        The broadcast television business in 2004 saw record-level political advertising, especially in connection with the 2004 Presidential campaign and especially in key, battleground states. Including political advertising, aggregate market revenues in our eight markets were up 13%. However, we, along with other WB Network and UPN Network affiliates, did not greatly benefit from this record in political advertising expenditures, and we garnered less than a 1% share of such political advertising revenues.

         Aggregate 2005 market revenues in our seven continuing station markets (excluding the Salt Lake City market), excluding political revenues, were up 5.6% compared to 2004. Local advertising sales were significantly stronger than national advertising sales, with a growth rate of 8.0% and 1.4% compared with 2004 figures, respectively. The national growth rate, when viewed in the context of 2004‘s record level political advertising which reduced the overall advertising inventory available, thereby increasing prices for non-political advertisers, reflected very weak demand. Our aggregate share of non-political revenues in our seven continuing markets decreased slightly from 8.6% in 2004 to 8.3% in 2005. On a viewer basis, our continuing station group’s average in-market share of viewers for the 2004 / 2005 broadcast season, based on a composite of key demographic categories of adult viewers during the 5:00 p.m. to midnight daypart, was 9.2% compared to a 10.4% in-market viewing share for the 2003 / 2004 period which equated to an 11% decrease. We believe that most of this decrease may be attributed to the decline, for the second straight season, in the WB Network’s prime-time ratings and the resulting effect on surrounding dayparts. On a positive note, our continuing stations posted a rebound in the November 2005 sweeps, achieving an average composite viewing share of 9.5% compared to an average composite viewing share of 9.0% in the November 2004 sweeps, a 5% increase.

         To date in 2006, there have been no early signs that national advertising demand is rebounding, but since industry observers seem to be predicting another very strong political advertising year, which should reduce the overall advertising inventory available in each market, we believe that we should be able to capitalize on our availability of advertising inventory (because political advertisers generally do not advertise on our stations) and increase our market share of non-political revenues during the year. We expect that the January 2006 announcement that both The WB and UPN networks will cease operations in September 2006 and be replaced by The CW network will have mixed results for us in 2006, but should provide us with more upside in the following years. Both The WB and UPN have lost some programming momentum as a result of their new venture, with the networks airing fewer original programs to reduce losses in their final broadcast season. We believe that the reduction of original programming will have a downward pressure on each network’s ratings and our revenues from daypart programming will be consequently reduced as well. On the positive side, The CW will have the benefit of being able to broadcast the most highly rated shows from each of the two networks, which should yield higher ratings than either network enjoyed individually, and which should translate into higher revenues for our stations as well.

        In 2005, there were a number of television station sale transactions announced, including Emmis Communications’ sale of most of its television assets and The Liberty Corporation’s sale of its small market television station group. The aggregate value of the television stations sold in the 2005 and the number of such transactions were significantly higher than in recent years. While there still seems to be gaps between sellers and buyers pricing expectations, we believe the momentum is continuing for the acquisitions of television stations. We are optimistic that there will continue to be opportunities to monetize our station assets and assuming that an offer is reasonable, we may sell additional television stations, as we recognize that we are in an environment of continuing industry consolidation.

Programming

         Our current programming includes:

         • The WB Network prime time programming (at seven of our eight continuing stations);

         • The UPN Network prime time programming (at one of our eight continuing stations);

        • The WB Network weekday afternoon programming (effective January 2, 2006 at seven of our eight continuing stations);

         • Kids' WB! Saturday morning programming (at seven of our eight continuing stations);

         • syndicated programming;

        • The Daily Buzz, a three-hour morning news program (at seven of our eight continuing stations); and

        • local programming.

         Prime Time Programming. In prime time, The WB Network, has the youngest average of viewers compared with the other network broadcasters. Prime time programming includes: 7th Heaven, Smallville, Everwood, Gilmore Girls, Supernatural, Related, Charmed and Reba. When The WB Network began broadcasting in 1995, it provided two hours of prime time programming per week. The WB Network is currently providing 13 hours of prime time programming Sunday through Friday. It also provides a two hour pre-prime time block on Sunday nights which consists of earlier season’s episodes of popular WB Network prime time shows.

         Kids’ WB! Programming and Weekday Afternoons. The WB Network launched Kids’ WB! in September 1995, and until January 2, 2006, it provided 14 hours of kids’ programming Monday through Saturday. Effective January 2, 2006, the network ceased airing its two-hour children’s oriented programming on weekday afternoons and replaced it with programming targeted at adult demographics leaving only the Saturday morning block with children’s oriented programming, with shows such as Pokemon, Yu-Gi-Oh! and The Batman. This scheduling change is expected to meaningfully improve our revenue in that afternoon time period and also provide us with a better lead-in for our 5:00 p.m. access programming.

         Syndicated Programming. In addition to The WB Network and UPN programming, our stations air syndicated programs. Generally, our most profitable programming time periods are the hours immediately before and after the network prime time programming. Consequently, during these time periods, we air programs that are targeted to the audiences similar in demographics as those that watch The WB Network and UPN prime time programs. These syndicated programs include That 70s Show, Everybody Loves Raymond, King of Queens, Will and Grace, Judge Judy, King of the Hill, Drew Carey, Spin City and Malcolm in the Middle. We have secured future broadcast rights for certain of our stations to Friends (second cycle), Everybody Loves Raymond (second cycle), That 70s Show (second cycle), According to Jim and other shows. We have multi-year contracts to air most of our syndicated programming.

         The Daily Buzz. In September 2002, we launched The Daily Buzz, a three-hour (6:00 — 9:00 a.m. Eastern / Pacific Time) morning news show. Effective January 1, 2004, we began jointly producing the program with Emmis Television Broadcasting, L.P. (“Emmis”), a subsidiary of Emmis Communications Corporation. In 2005, we significantly increased the shows distribution and it is now aired on 138 stations, including all of our WB Network affiliated stations and Emmis’ two WB Network affiliates and on The WB 100+ Cable Group (which airs on cable in more than 100 small markets across the country), representing in the aggregate approximately 38% of U.S. households. The show is produced at Emmis’ station facilities in Orlando, Florida, and in addition to traditional news, weather and sports related stories, contains entertainment, technology and lifestyle segments. We believe that this program, which is targeted at younger, underserved viewers, has the potential of generating meaningful additional revenues in its time slot, including revenues generated from political advertising and other advertising targeted at traditional news viewers.

         Local Programming. Several of our stations also air certain regional and local sporting events of local interest, which we believe helps increase local awareness of our stations and expands our advertiser base. In addition, we air local weather and news updates at all of our stations during The Daily Buzz, our weekday morning news program. We also air a 10-minute weeknight newscast on our Knoxville station.

         New Network Programming. In March 2006, we signed affiliation agreements with The CW and effective September 2006, when The CW launches, all of our current WB Network affiliated stations will begin airing The CW’s prime time lineup two hours per night, Sunday through Friday. CW’s prime-time lineup will include popular shows currently airing on The WB and UPN networks, including Smallville, America’s Next Top Model, Gilmore Girls, Veronica Mars, Everybody Hates Chris and Supernatural. The CW Network will also provide our stations with weekday programming from 3:00 – 5:00 p.m., Saturday morning kids programming from 7:00 a.m. to 12:00 p.m. and a two hour Sunday pre-prime block from 5:00 – 7:00 p.m. (ET/PT). We have signed an affiliation agreement with Fox’s MyNetworkTV for our second station in the Albuquerque-Santa Fe market, currently a UPN affiliate, and it will begin airing MyNetworkTV prime time programming two hours per night, Monday through Saturday, when that network launches in September 2006.

Our Stations and Markets

        The following table provides general information concerning our continuing stations:

Marketplace	Market Rank (1)	Station Calls / Channel	Affiliation	Number of Commercial Stations in Market (2)	Station Rank (3)	Station Share (4)	ACME Operation
Albuquerque - Santa Fe, NM	46	KWBQ / 19 KASY / 50 KWBR /21	WB UPN WB (5)	7 7 See (5)	5 6 See (5)	6 4 See (5)	March 1999 November 1999 January 2003
Knoxville, TN	58	WBXX / 20	WB	5	4	8	October 1997
Dayton, OH	59	WBDT / 26	WB	5	5	6	June 1999
Ft. Myers - Naples, FL	66	WTVK / 46	WB	5	5	5	March 1998
Green Bay - Appleton, WI	69	WIWB / 14	WB	6	5	5	June 1999
Champaign - Springfield - Decatur, IL	82	WBUI / 23	WB	6	5	4	June 1999
Madison, WI	85	WBUW / 57	WB	5	5	2	November 2002

Effective September 2006, The WB and UPN will cease their operations and all of our WB affiliated stations will become affiliated with The CW and our UPN affiliate will become affiliated with MyNetworkTV.

(1)	All television stations throughout the United States are grouped into 210 markets that are ranked in size according to the number of households with televisions in the market for the 2005/2006 season.

(2)	Represents the number of full-power commercial broadcast television stations in the market, excluding Spanish-language stations, digital-only stations and satellite stations.

(3)	Represents our station’s rank, based on the average of the February, May and November 2004 major ratings periods, for adult viewers ages 18-49 on a Monday through Sunday, 5:00 p.m. to midnight basis.

(4)	Station share based on the average of the February, May and November 2004 major ratings periods, for adults 18-49 on a Monday through Sunday, 5:00 p.m. to midnight basis.

(5)	KWBR is a full-power satellite station of KWBQ’s, serving the Roswell area of the Albuquerque-Santa Fe marketplace. Its viewership is reflected in KWBQ’s station rank and share.

KWBQ: Albuquerque — Santa Fe, New Mexico
KASY: Albuquerque — Santa Fe, New Mexico

Designated Market Area: 46 Total Age 2+ Population: 1,644,000	TV Households: 653,680

         Market Description. Thirty-five percent of the total population of Albuquerque — Santa Fe is under 25 years of age. The estimated average household income in the Albuquerque — Santa Fe market is approximately $40,500 per year. Major employers in the market include Intel, Motorola, General Electric, General Mills, Philips, Tempur-Pedic and Levi Strauss.

         KWBQ Station Overview. We launched KWBQ in March 1999 with The WB Network prime time programming and Kids’ WB! In addition, the station’s syndicated programming currently includes Malcolm in the Middle, That 70s Show and King of the Hill. The station has contracted for the future exclusive-market broadcast rights to popular shows such as Friends (second cycle) which begins airing in June 2006. KWBQ delivered a 2004 / 2005 Season Average rating of 0.9 among adult viewers ages 18-49 for the 5 p.m. — midnight, Monday through Sunday, time period. – a 40% decrease over the comparable Season Average rating for the 2003 / 2004 broadcast season.

         KASY Station Overview. We began operating KASY, the UPN affiliate in the market, under an interim LMA in November 1999 and closed our purchase of the station in December 1999. The station has been a UPN affiliate since that network’s launch in January 1995. Prior to November 1999, the station had been operating as an LMA by another station owner in the market. The station’s syndicated programming includes Everybody Loves Raymond, King of Queens, Seinfeld, Judge Judy and Judge Joe Brown. All of the future program rights negotiated for KWBQ are also available to air on KASY. KASY delivered a 2004 / 2005 Season Average rating of 0.07 among adult viewers ages 18-49 for the 5 p.m. — midnight, Monday through Sunday, time period – a 13% decrease over the comparable Season Average rating for the 2003 / 2004 broadcast season.

WBXX: Knoxville, Tennessee

Designated Market Area: 58 Total Age 2+ Population: 1,205,000	TV Households: 516,180

         Market Description. Thirty percent of the total population of Knoxville is under 25 years of age. The estimated average household income in the Knoxville market is approximately $40,800 per year. Major employers in the market include the University of Tennessee, TVA, Oakridge National Laboratories, Alcoa and Nippondenso.

         Station Overview. We launched WBXX in October 1997. In addition to carrying The WB Network prime time programming and Kids’ WB!, the station’s syndicated programming currently includes That 70s Show, Will & Grace, Dharma & Greg, King of the Hill, Friends, King of Queens and Just Shoot Me. In September 2004, the station began airing a weeknight 10-minute newscast produced by the number one news affiliate in the market. The station has contracted for the future exclusive-market broadcast rights to popular shows such as Friends (second cycle) and According to Jim, which begin airing in June 2006 and September 2006, respectively. In October 2002, Knoxville became Nielsen’s 54th metered market. WBXX delivered a 2004 / 2005 Season Average rating of 2.1 among adult viewers ages 18-49 for the 5 p.m. — midnight, Monday through Sunday, time period – a 16% decrease over the comparable Season Average rating for the 2003 / 2004 broadcast season.

WBDT: Dayton, Ohio

Designated Market Area: 59 Total Age 2+ Population: 1,222,000	TV Households: 513,610

         Market Description. Thirty-three percent of the total population of Dayton, Ohio is under 25 years of age. The estimated average household income in the Dayton market is approximately $44,600, per year. Major employers in the market include Chrysler Corp/Acustar Inc., General Motors, Bank One Dayton, American Matsushita and BF Goodrich.

         Station Overview. We acquired WBDT in June 1999. WBDT signed on the air in October 1980 and has been affiliated with The WB Network since our acquisition of the station. The station’s syndicated programming currently includes Malcolm in the Middle, That 70s Show, Everybody Loves Raymond, Will & Grace and King of Queens, and the station has contracted for the future exclusive-market broadcast rights to popular shows such as Sex in the City and Friends (second cycle), which both begin airing in September 2005. WBDT delivered a 2004 / 2005 Season Average rating of 1.9 among adult viewers ages 18-49 for the 5 p.m. — midnight, Monday through Sunday, time period – a 5% decrease over the comparable Season Average rating for the 2003 / 2004 broadcast season.

WTVK: Ft. Myers — Naples, Florida

Designated Market Area: 66 Total Age 2+ Population: 1,061,000	TV Households: 461,920

         Market Description. Twenty-six percent of the total population of Ft. Myers — Naples is under 25 years of age. The estimated average household income in the Ft. Myers — Naples market is approximately $52,700 per year. Major employers in the market include The Lee County School District, Lee Memorial Health System, Columbia Healthcare and Publix SuperMarkets. The market is the fastest growing television market in the country and has jumped from having the 83rd largest television market in the country in June 1998, when we acquired the station, to currently having the 68th largest television market in the country.

         Station Overview. We began operating WTVK in March 1998 under a local marketing agreement (“LMA”) and acquired the station in June 1998. WTVK signed on the air in October 1990 and has been affiliated with The WB Network since our acquisition of the station. In addition to carrying The WB Network prime time programming and Kids’ WB!, the station’s syndicated programming currently includes Judge Judy, Judge Joe Brown, That 70s Show, King of Queens, Dharma & Greg, Roseanne and Just Shoot Me. The station has contracted for the future exclusive-market broadcast rights to popular shows such as According to Jim and Frazier, both which begin in September 2006. In May 2001, the Ft. Myers-Naples market became Nielsen’s 51st metered market. WTVK delivered a 2004 / 2005 Season Average rating of 1.7 among adult viewers ages 18-49 for the 5 p.m. — midnight, Monday through Sunday, time period — a 6% increase over the comparable Season Average rating for the 2003 / 2004 broadcast season.

WIWB: Green Bay — Appleton, Wisconsin

Designated Market Area: 69 Total Age 2+ Population: 1,049,000	TV Households: 432,810

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

         Station Overview. We acquired WIWB in June 1999. WIWB signed on the air in August 1998 and has been affiliated with The WB Network since our acquisition of the station. The station’s syndicated programming currently includes That 70s Show, Will & Grace, Everybody Loves Raymond, Frasier and King of Queens and the station has contracted for the future exclusive-market broadcast rights to popular shows such as Friends (second cycle), which begins in September 2006. WIWB delivered a 2004 / 2005 Season Average rating of 1.2 among adult viewers ages 18-49 for the 5 p.m. — midnight, Monday through Sunday, time period – a 9% increase over the comparable Season Average rating for the 2003 / 2004 broadcast season.

WBUI: Champaign — Springfield — Decatur, Illinois

Designated Market Area: 82 Total Age 2+ Population: 885,000	TV Households: 378,100

         Market Description. Thirty-three percent of the total population of Champaign — Springfield — Decatur is under 25 years of age. The estimated average household income in the Champaign — Springfield — Decatur market is approximately $42,100 per year. Major employers in the market include ADM, Staley’s, Caterpillar, Mueller, Illinois Power, Kraft and the University of Illinois.

         Station Overview. We acquired WBUI in June 1999. WBUI signed on the air in May 1984 and has been affiliated with The WB Network since our acquisition of the station. The station’s syndicated programming currently includes Malcolm in the Middle, That 70s Show, Everybody Loves Raymond and King of Queens. The station has contracted for the future exclusive market broadcast rights to popular shows such as Friends (second cycle), which begins airing in June 2006. WBUI delivered a 2004 / 2005 Season Average rating of 1.1 among adult viewers ages 18-49 for the 5 p.m. — midnight, Monday through Sunday, time period – unchanged compared to the comparable Season Average rating for the 2003 / 2004 broadcast season.

WBUW: Madison, Wisconsin

Designated Market Area: 85 Total Age 2+ Population: 867,000	TV Households: 365,550

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

         Station Overview. We acquired WBUW through a bankruptcy auction in December 2002. Under an interim LMA, we became fully responsible for its operations effective November 1, 2002. WBUW signed on the air in May 1984 as an affiliate of UPN. The station became a primary WB Television Network affiliate in August 2002. The station’s syndicated programming currently includes That 70s Show, King of Queens, Judge Judy and Home Improvement. In September 2003, we began airing a weeknight half-hour local newscast on the station that is produced by the market’s NBC affiliate. The station has contracted for the exclusive market broadcast rights to the popular show Sex in the City (which began airing in September 2005) and Friends (second cycle), which begins airing in June 2006. WBUW delivered a 2004 / 2005 Season Average rating of 0.7 among adult viewers ages 18-49 for the 5 p.m. — midnight, Monday through Sunday time period – a 40% increase over the comparable Season Average rating for the 2003 / 2004 broadcast season.

Our Affiliation Agreements

         Currently, seven of our stations are affiliated with The WB Network and one station is affiliated with UPN. As described above, both The WB Network and UPN will cease operations in September 2006 and their respective owners will launch a newly formed network, The CW, that same month. We have affiliated each of our current eight WB Network affiliates with The CW. Our one UPN affiliated station has affiliated with Fox’s MyNetworkTV, which also will launch in September 2006. Our network affiliation agreements provide each station with the exclusive right to broadcast the applicable networks’ programming in its respective market. Our affiliation agreements with The CW have up to 10 year terms that expire in September 2016. Our affiliation agreement with MyNetworkTV has a five year term that expires in September 2011.

         Under the affiliation agreements, The CW and MyNetworkTV each retain the right to program and sell approximately 75% and 30%, respectively, of the advertising time available during each network’s applicable prime time schedule and our stations sell the remaining commercial inventory time. The CW will also program other dayparts: a Sunday pre-prime time two-hour block, a Monday through Friday two-hour late afternoon block and a Saturday morning children’s five-hour programming block. We retain approximately 33% of the commercial inventory in the weekday afternoon and Sunday pre-prime blocks and 14% of the commercial inventory in the Saturday morning block.

         Each of our eight stations affiliated with The CW is also subject to annual compensation payments to The CW. Although the annual payment to The CW is generally fixed, such payment is either increased if The CW surpasses a certain prime-time ratings threshold or such payment amount is completely eliminated if The CW fails to achieve a specified minimum rating. Our one station affiliated with MyNetworkTV is not required to pay MyNetworkTV an annual payment. As is the case with our WB and UPN affiliated stations, we expect to participate in cooperative marketing efforts with The CW and MyNetworkTV whereby the networks will reimburse us up to 50% of certain pre-approved advertising expenditures to promote their network programming.

Advertising/Sales

         Most of our revenues consist of advertising revenues, and no single advertiser has ever accounted for more than 10% of our gross advertising revenues. Our advertising revenues are generated both by local advertising and national spot advertising.

         Local Advertising. Local advertising revenues are generated by both local merchants and service providers and by regional and national businesses and advertising agencies located in a particular designated market area. Local advertising revenues represented 61% of our continuing station advertising revenues in 2005, 57% in 2004 and 58% in 2003.

         National Spot Advertising. National spot advertising represents time sold to national and regional advertisers based outside a station’s designated market area. National spot advertising revenues represented 39% of our continuing station advertising revenues in 2005 and 43% in 2004 and 42% in 2003. National spot advertising primarily comes from:

         • New advertisers wishing to test the market

        • advertisers who are regional retailers and manufacturers without national distribution;

        • advertisers who need to enhance network advertising in given markets; and

        • advertisers wishing to place more advertisements in specified geographic areas.

         In addition to advertising revenues, we generate revenue from licensing The Daily Buzz to broadcast and cable stations outside of our markets and Emmis’ markets. These licensing fees have grown dramatically over the past three years and represent approximately 3%, 1% and 0% of our total net revenues in 2005, 2004 and 2003, respectively.

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

        • the traditional networks' cross-promotions; and

         • the traditional networks’ more established market presence than The WB Network and UPN.

         However, because The WB Network and UPN have provided (and The CW and MyNetworkTV will provide) fewer hours of programming per week than the traditional networks, we have a significantly higher inventory of advertising time for our own use and, therefore, our stations generally achieve a share of television market advertising revenues greater than their share of the market’s audience. We believe that this available advertising time, combined with our efforts to attract (via our programming) the audiences that are key targets of advertisers, and our focus on advertising sales allows us to compete effectively for advertising revenues within our stations’ markets.

         The broadcasting industry is continuously faced with technical changes and innovations, the popularity of competing entertainment and communications media, changes in labor conditions, and governmental restrictions or actions of federal regulatory bodies, including the FCC, any of which could possibly have an adverse effect on a television station’s operations and profits. Sources of video service other than conventional television stations, the most common being cable television, can increase competition for a broadcast television station by bringing distant broadcasting signals not otherwise available to the station’s audience, serving as a distribution system for national satellite-delivered programming and other non-broadcast programming originated on a cable system and selling advertising time to local advertisers. Other principal sources of competition include home video exhibition, direct-to-home broadcast satellite television, entertainment services and multi-channel multi-point distribution services. Currently, two FCC permittees, DirecTV and Echostar, provide subscription DBS services via high-power communications satellites and small dish receivers, and other companies provide direct-to-home video service using lower powered satellites and larger receivers. Furthermore, emerging technologies that allow viewers to digitally record and play back television programming is likely to decrease viewership of commercials and, as a result, lower television advertising demand. Additionally, an increasing number of network programs are becoming available to download, on a fee basis, to consumers’ computers or handheld devices and this trend threatens to further erode traditional viewership of local broadcasters. While these download fees represent new and growing revenue streams to the networks, as of yet, local broadcast affiliates are not sharing in any of those revenues.

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

Federal Regulation of Television Broadcasting

         Television broadcasting is a regulated industry and is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended from time to time (the “Communications Act”). The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC. The Communications Act empowers the FCC, among other things:

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

License Grant, Renewal, Transfer and Assignment. Our current licenses are or were scheduled to expire on the following dates:

Station (by market ranking)	Expiration Date
KWBQ / Albuquerque - Santa Fe	October 1, 2006
KASY / Albuquerque - Santa Fe	October 1, 2006
KWBR / Albuquerque - Santa Fe	October 1, 2006
WBDT / Dayton	October 1, 2005
WBXX / Knoxville	August 1, 2005
WTVK / Ft. Myers - Naples	February 1, 2005
WIWB / Green Bay - Appleton	December 1, 2005
WBUI / Champaign - Decatur - Springfield	December 1, 2005
WBUW / Madison	December 1, 2005

         We have filed separate renewal applications for each of those licenses that were scheduled to expire in 2005. Those renewal applications are still pending before the FCC. To some extent, the delay may be occasioned by the FCC’s apparent decision not to renew licenses for WB Network affiliated stations until it completes its investigation of indecency complaints relating to network programming that was aired by most of its affiliates, including our WB Network affiliated stations. The delay in FCC action on our renewal applications may also reflect some violations by our stations of limitations in FCC rules on the amount of commercial material that is allowed in children’s programming and, in one case, a violation of the FCC rule with respect to the required public inspection file. In the meantime, the Communications Act entitles us to continue to operate the stations under the prior licenses until the FCC acts on the renewal applications.

         A party must obtain a construction permit from the FCC to build a new television station. Once a station is constructed and commences broadcast operations, the permittee receives a license which must be renewed by the FCC at the end of each license term (which may be as long as eight years under current law). The FCC grants renewal of a broadcast license if it finds that the station has served the public interest, convenience, and necessity, there have been no serious violations by the licensee of the Communications Act or FCC rules and policies, and there have been no other violations of the Communications Act and FCC rules and policies which, taken together, would constitute a pattern of abuse. If the FCC finds that a licensee has failed to meet these standards, the FCC may deny renewal, condition renewal, or impose some other sanction (such as forfeiture). Any party with standing may petition the FCC to deny a broadcaster’s application for renewal. However, only if the FCC issues an order denying renewal will the FCC accept and consider applications from other parties for a construction permit for a new station to operate on that channel. The FCC may not consider any new applicant for the channel in making determinations concerning the grant or denial of the licensee’s renewal application. Although renewal of licenses is granted in the majority of cases even when petitions to deny have been filed, we cannot be sure our station licenses will be renewed for a full term or without modification.

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

         Ownership Restrictions. The officers, directors and equity owners of 5% or more of our outstanding voting stock or the voting stock of a company holding one or more broadcast licenses are deemed to have an attributable interest in the broadcast company. However, specified institutional investors, including mutual funds, insurance companies and banks acting in a fiduciary capacity, may own up to (but not as much as) 20% of the outstanding voting stock without being subject to attribution if they exercise no control over the management or policies of the broadcast company. Finally, even if it owns non-voting stock, a third party could be deemed to have an attributable interest if it owns and / or holds more than 33% of a station’s (or the Company’s) asset value (which is generally defined by the FCC to mean the aggregate of equity plus debt) and either has another attributable interest in the same market as the station(s) or provides more than 15% of the weekly programming for the station(s).

         The FCC’s current rules generally prohibit the issuance of a license to any party, or parties under common control, for a television station if that station’s Grade B contour overlaps with the Grade B contour of another television station in the same designated market area (“DMA”) in which that party or those parties already have an attributable interest. FCC rules provide an exception to that general prohibition and allow ownership of two television stations with overlapping Grade B contours under any one of the following circumstances:

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

        • a single entity could own three television stations in a market with at least 18 television stations as long as two of the stations are not among the top-4 ranked stations;

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

         The FCC’s New Rules also raised the cap on the reach of a single entity’s television ownership to 45% of the country’s audience. However, Congress subsequently enacted a law which reduced that cap to 39%. Prior to adoption of that new statute, stations in the UHF band, which covers channels 14 — 69, were attributed with only 50% of the households in their respective markets (while 100% of the market households are attributed to stations in the VHF band, which covers channels 2 — 13). The FCC issued a public notice requesting comment on whether the new statute had any impact on the ability of the FCC to continue that UHF discount.

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

         In response to a request by the FCC, the court issued a decision on September 3, 2004 which allowed the FCC to implement certain New Rules relating to radio that the court had upheld. However, the court made no change in its decision with respect to those New Rules that affect television broadcasting. On January 27, 2005, the FCC and the Department of Justice (which works with the FCC on certain court appeals) decided not to appeal the court’s decision to the United States Supreme Court. On June 13, 2005, the United States Supreme Court denied a petition for certiorari filed by other parties. As a result, the FCC will probably inaugurate a new proceeding at some point in the future to determine whether the New Rules should be changed and to develop a better explanation for those New Rules it decides to retain.

         At this juncture, no predictions can be made as to whether or when the New Rules (at least with respect to television) will be changed and, if so, how those changes will affect the Company. It is possible, however, that changes could be made in the New Rules that will adversely affect the Company and our ability to buy new television stations or sell our existing television stations.

          Restrictions on Foreign Ownership. The Communications Act prohibits the issuance of broadcast licenses to, or the holding of a broadcast license by, foreign citizens or any corporation of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country. The Communications Act also authorizes the FCC to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens. The FCC has interpreted these restrictions to apply to other forms of business organizations, including partnerships and limited liability companies. As a result of these provisions, the FCC licenses granted to our subsidiaries could be revoked if more than 25% of our stock were directly or indirectly owned or voted by aliens. Our certificate of incorporation contains limitations on alien ownership and control substantially similar to those contained in the Communications Act. Pursuant to our certificate of incorporation, we have the right to refuse to sell shares to aliens or to repurchase alien-owned shares at their fair market value to the extent necessary, in the judgment of our board of directors, to comply with the Communications Act’s alien ownership restrictions.

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

         Local Marketing Agreements. Under the FCC’s current rules (as well as the New Rules), the licensee of a television station providing more than 15% of another television station’s programming under a LMA is considered to have an attributable interest in the other station for purposes of the FCC’s national and local multiple ownership rules if both stations are located in the same market. The FCC also adopted a grandfathering policy providing that local marketing agreements that are in compliance with the previous FCC rules and policies and were entered into before November 5, 1996, would be permitted to continue in force until the FCC conducts its biennial review of regulations in 2004. Local marketing agreements entered into after November 5, 1996 but prior to the adoption of the new FCC rules in 1999 were grandfathered until August 2001.

         Prior to the adoption of the FCC’s New Rules, we did, from time to time, enter into local marketing agreements, generally in connection with pending station acquisitions. By using local marketing agreements, we can provide programming and other services to a station that we have agreed to acquire before we receive all applicable FCC and other governmental approvals.

         Both the current FCC rules and the FCC’s New Rules generally permit local marketing agreements if the station licensee retains ultimate responsibility for and control of the applicable station, including finances, personnel, programming and compliance with the FCC’s rules and policies. We cannot be sure that we will be able to air all of our scheduled programming on a station with which we may have a LMA or that we would receive the revenue from the sale of advertising for such programming.

         Joint Sales Agreements. A joint sales agreement is an arrangement where one station sells advertising time on another station. The FCC’s New Rules make joint sales agreements for radio stations an attributable ownership interest if the selling station is located in the same market and sells more than 15% of the other station’s weekly advertising time. The FCC initiated a new rulemaking proceeding that could result in rules which make joint sales agreements for television an attributable ownership interest to the same extent that radio joint sales agreements are an attributable ownership interest. There could be situations where we would want to have a joint sales agreement with another television station in a market where we already own one or more television stations. Therefore, the FCC proceeding could result in the adoption of rules which would limit our opportunities to have those agreements, and that limitation could adversely affect the Company.

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

        • charge appropriate fees to broadcasters that supply ancillary and supplementary services for which such broadcasters derive certain non-advertising revenues; and

        • require television broadcasters to surrender their license to broadcast analog, or non-digital, signal by February 17, 2009.

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

         In the meantime, the FCC’s Report and Order of September 7, 2004 established certain construction deadlines for digital television facilities. All stations affiliated with the top four networks (ABC, CBS, Fox and NBC) in the top 100 markets were required to complete construction of full power digital television facilities by July 1, 2005 if the procedure described above resulted in the retention of the original digital channel assigned to the station. All other commercial and noncommercial television stations must complete construction of full-power digital television facilities by July 1, 2006 if the procedure described above results in the station’s retention of its original digital channel. The Report and Order adopted other deadlines as well concerning the construction of full power digital television facilities.

         We have already constructed full power digital television facilities for each of our stations except the station in Roswell (which was not assigned a digital channel). The FCC’s Report and Order of September 7, 2004 may nonetheless require that we expend monies to build new digital facilities for Roswell. At the same time, the potential exists for new sources of revenue to be derived from digital television. We cannot predict the overall effect the transition to digital television might have on our business.

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

         Other Regulatory and Legislative Changes. Federal regulatory agencies and Congress from time to time consider proposals for additional or revised rules. For example, Congress is currently considering legislative proposals that would increase substantially the fines which the FCC can impose for the broadcast of indecent material. We cannot predict how those proposals or other issues discussed above will be resolved, although their outcome could have an adverse or favorable impact on the broadcasting industry generally or us specifically.

         The foregoing summary of FCC and other governmental regulations is not intended to be comprehensive. For further information concerning the nature and extent of federal regulation of broadcast stations, you should refer to the Communications Act, other Congressional acts, FCC rules, and the public notices and rulings of the FCC.

Employees

         At December 31, 2005, our continuing operations had 195 employees, none of whom are subject to collective bargaining agreements. We believe that our relationships with our employees are good.

Available Information

         The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Company’s website at www. acmecommunications.com.

Item 1A. Risk Factors

         The following factors could have a material and adverse impact on our business:

          Our operating results are primarily dependent on advertising revenue, and as a result, we may be more vulnerable to economic downturns than businesses in other industries.

         We derive substantially all of our revenues from advertisers in diverse industries. The success of our business depends in part upon factors beyond our control, such as:

•	national and local economic conditions;

•	industry-specific economic conditions;

•	whether political advertising is weak in a given year;

•	the relative popularity of the programming on our stations; and

•	the activities of our competitors.

         If a number of our advertisers reduce their expenditures due to a general economic downturn, or an economic downturn in one or more industries or regions, our operating results will be materially and adversely affected. Furthermore, our ratings depend partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. A shift in viewer preferences could cause our programming not to gain popularity or to decline in popularity, which could cause our advertising revenues to decline. In addition, we, and those on whom we rely for programming, may not be able to anticipate and react effectively to shifts in viewer tastes and interests in the markets.

      Our continuing television stations are relatively new in their markets and several stations have never generated positive cash flow.

         All of our continuing television stations are relatively new in their markets and are still developing. Several of them have never generated positive cash flow from operations and the group has never generated positive cash flow from operations.

         The developmental nature of our continuing stations poses risks to stockholders, including the following:

•	we have not generated positive operating cash flow from our continuing operations and our future performance will depend upon our ability to continue increasing our ratings and revenues in a relatively healthy advertising environment;

•	our ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, might be impeded; and

•	we are more vulnerable to economic downturns and our ability to withstand competitive pressures is limited.

         We may not be able to generate sufficient cash flow to meet our debt service obligations, forcing us to refinance all or aportion of our indebtedness, sell assets or obtain additional financing.

          We are a net borrower, and our ability to make scheduled interest payments on our indebtedness will depend on our future performance, which, to a certain extent, will be subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate sufficient cash flow from operations in the future to pay our indebtedness or to fund our other liquidity needs. As a result, we may need to refinance all or a portion of our indebtedness, on or before maturity, sell assets or obtain additional financing. We may not be able to refinance any of our indebtedness on commercially reasonable terms, if at all. If we are unable to generate sufficient cash flow or refinance our indebtedness on commercially reasonable terms, we may have to seek to restructure or replace our remaining debt obligations, which could have a material adverse effect on our results of operations and financial condition and the price of our Common Stock and the market, if any, for our debt. Furthermore, our history of operating and net losses may make it difficult to obtain restructured or replacement financing.

         The terms of our debt limit our operating flexibility and growth opportunities and may put us at a greater risk of default and acceleration of our debt.

         Our senior credit facility contains restrictive covenants that may limit our ability to:

•	incur additional debt;

•	pay dividends;

•	merge, consolidate or sell assets;

•	make acquisitions or investments; and

•	change the nature of our business.

         Additionally, if and as we sell any of our stations, our availability under our senior credit facility will reduce since our maximum available borrowings are calculated as a declining percentage, based on number of stations owned at any given time, of lender appraised station values.

         We may evaluate strategic alternatives to sell some or substantially all of our Company’s assets, however we cannot assure you that a transaction will be successfully completed.

         We may commence a process to evaluate strategic alternatives to sell some or substantially all of our Company’s assets to maximize stockholder value. The process to evaluate strategic alternatives may or may not result in an agreement to sell some or substantially all of our assets. In addition, our ability to complete a transaction, if our Board decides to pursue one, will depend on numerous factors, some of which are outside of our control, including factors affecting the availability of financing for transactions or the financial markets in general. Even if a transaction is completed, there can be no assurance that it will have a positive effect on the price of our Common Stock.  Finally, any process of evaluating strategic alternatives will likely be time consuming and expensive.

         Whether or not we pursue a transaction to sell our Company’s assets, there may be negative impacts on the Company as a result of the evaluation of strategic alternatives

         The financial results and operations of the Company may be adversely affected by the diversion of management resources to the process to evaluate strategic alternatives and uncertainty regarding the outcome of the process. For example, the uncertainty of whether we will continue to own this Company in the future could lead us to lose or fail to attract employees, customers or business partners.  Although we have taken and would take further steps, if necessary to address these risks, including employee retention plans, there can be no assurance that any such losses or distractions will not adversely affect the operations or financial results of the Company.

         Our business is subject to significant rerun syndicated programming costs, and increased rerun syndication costs could adversely affect our operating results.

        In addition to our stations airing prime time network programming, our stations air syndicated programs. If the pricing for rerun syndication programming increases, such increases in costs could adversely affect our financial performance. In addition, as most rerun syndication programming is purchased well in advance of it becoming available for our stations to air, we are at risk of such acquired programming not achieving its expected ratings and the possibility that the revenues generated by such programs will not recoup the contractual programming costs. In some instances, we may have to replace programs before their costs have been fully amortized, resulting in write-offs that increase station operating costs. In addition, we are generally committed to purchasing all future network seasons of certain programming, irrespective of financial performance.

         If we are unable to obtain popular rerun syndicated programming, our ratings could decrease which could adversely affect the Company’s operating results.

         Competition for popular programming licensed from third parties is intense, and the Company may be outbid by its competitors for the rights to new popular syndicated rerun programming or in connection with the renewal of popular rerun syndicated programming the Company currently licenses. In addition, renewal costs could substantially exceed the existing contract costs. If the Company is unable to acquire certain popular programming, our ratings could decrease which could adversely affect our revenue.

         We have a substantial amount of intangible assets, and if we are required to write down intangible assets in future periods, it would reduce net income, which in turn could materially and adversely affect the results of operations.

         We have a substantial amount of intangible assets and an adverse change in our performance or in economic conditions within our markets could lead to future impairments that could negatively affect our operating results.

         Approximately $83.2 million, or 52%, of our total assets as of December 31, 2005 consists of unamortized intangible assets. Intangible assets principally include broadcast licenses and goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires, among other things, the impairment testing of goodwill and other intangible assets. If at any point in the future the value of these intangible assets decreased, we would be required to incur an impairment charge that could significantly adversely impact our reported results of operations. We recorded impairments of our broadcast licenses of $3.6 million, $3.0 million and $4.0 million for the years ended December 31, 2005, 2004 and 2003, respectively, due to lower valuations for certain of our stations’ FCC broadcast licenses.

         Our Chief Executive Officer might have conflicts of interest with our business.

         Mr. Jamie Kellner’s consulting agreement provides that, even while he serves as an officer of the Company, he may perform services for other businesses unaffiliated with ours that, in certain limited circumstances, may be competitive. Because of Mr. Kellner’s experience in the television broadcast industry, if Mr. Kellner provides services to a competing business, it could materially affect our operations. Additionally, although Mr. Kellner’s consulting agreement requires him to devote his time, attention, knowledge and skills to fulfill his duties as our Chairman and Chief Executive Officer, it does not require a minimum time commitment.

         Our business operations could be significantly disrupted if we lose members of our management team.

         Our success is largely dependent on the continued services of our senior management team, which includes Mr. Jamie Kellner, our Chairman and Chief Executive Officer, Mr. Doug Gealy, our President and Chief Operating Officer, and Tom Allen, our Executive Vice President and Chief Financial Officer. All three executives are employed under consulting/employment agreements that expire in September 2006. If their employment is not secured beyond that expiration date, our operations might be adversely affected.

         Delaware corporate law and our certificate of incorporation and bylaws could hinder acquisition of our company, which could adversely affect the trading price of our Common Stock.

         Delaware corporate law and our certificate of incorporation and bylaws contain provisions that could delay, defer or prevent a change of control of our company or a change in our management, even if a change in control or a change in management would benefit us. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our Common Stock.

         The Company faces risks relating to competition for the leisure and entertainment time of audiences, which has intensified in part due to advances in technology.

         The Company’s business is subject to risks relating to increasing competition for the leisure and entertainment time of consumers. The Company competes with all other sources of news, information and entertainment, including movies, live events, radio broadcasts, home video products, print media and the Internet. Furthermore, technological advancements, such as video on demand, new video formats and streaming capabilities and downloading via the Internet, have increased the number of media and entertainment choices available to consumers and intensified the challenges posed by audience fragmentation. The increasing number of choices available to audiences could negatively impact not only consumer demand for the Company’s stations, but also advertisers’ willingness to purchase advertising from the Company. If the Company does not respond appropriately to further increases in the leisure and entertainment choices available to consumers, it could have an adverse effect on the Company’s competitive position and revenues.

         The Company faces risks relating to competition from cable and satellite broadcasters which could reduce our ratings and harm our ability to generate advertising revenues.

         Networks that air programming exclusively on cable or direct broadcast satellite television, continue to increase their aggregate share of overall television viewers. A continued decline in broadcast television viewership could result in reduced industry advertising revenues and adversely affect our business. Furthermore, cable operators have become increasingly aggressive and successful in competing for local market advertising revenue as they have been able to upgrade sales capabilities and continue to offer more targeted viewer audiences. This increased competition to local television broadcasters has, and will continue to have, an adverse effect on our business.

         New and emerging technologies may reduce advertising revenues.

         New and emerging technologies, such as digital video recorders (“DVR”) that allow viewers to digitally record and play back television programming, may cause changes in consumer behavior that could affect the attractiveness of our offerings to advertisers and could, therefore, adversely affect our revenues. The DVR penetration rate has increased dramatically over recent years as direct broadcast satellite and cable services are now including such devices for nominal fees in their current set-top boxes and we expect DVR penetration rates to continue to rise. In addition, further increases in the use of portable digital devices (e.g., iPods) which allow users to view content of their own choosing, in their own time, while avoiding traditional commercial advertisements, could adversely affect our advertising revenues. Furthermore, an increasing number of consumers are accessing programs through downloading via the internet. Advertisers and agencies are increasingly raising concerns that this new technology is reducing the value of their commercial messages.

         Our industry is subject to a government-mandated analog-digital conversion process which may ultimately lead to reduced viewership and advertising revenues.

         Federal legislation now requires us to cease all analog transmissions by February 17, 2009. According to industry reports, television sets with digital receivers are only present in approximately 12% of U.S. television households. Although the federal government has created a subsidy for households with analog over-the-air receivers to receive free digital converters, the subsidy may not be large enough to cover all households with over-the-air receivers and a significant percentage of such households may not learn of or choose to take advantage of the subsidy. Furthermore, we are unable to predict the extent of consumer demand for digital television or when that demand will arise. If we are required to cease analog operations before viewers have converted to digital television, our revenues and operating results will be adversely affected.

         FCC regulation of our business could adversely affect our licenses.

         Our operations are subject to extensive regulation by the FCC. Our licenses, which provide us with the rights to broadcast our programming, are subject to periodic renewal by the FCC. We have from time to time violated certain rules of the FCC and these violations, while unintentional, could adversely affect our license renewal and lead to fines assessed by the FCC or further sanctions. We have currently filed separate renewal applications for our five licenses that were scheduled to expire in 2005. Those renewal applications are still pending before the FCC. If the FCC finds that we have not complied with certain regulations or if a party files a complaint, the FCC could refuse to renew one of our FCC licenses or could issue the FCC license subject to conditions. The non-renewal or conditional renewal of one or more of our television broadcast licenses could harm our business.

Item 1B. Unresolved Staff Comments

         We have no unresolved written comments from the Staff of the Securities and Exchange Commission.

Item 2. Properties

         All of our leased studio, office and tower facilities are leased pursuant to long-term leases. We believe that all facilities and equipment are suitable for their purposes, adequate, with minor changes and additions, for conducting operations as presently contemplated. Set forth below is information with respect to our studios and other facilities for our current stations and our discontinued operations. Information as to tower size reflects the height above the average terrain of the antenna radiation center.

Market	Approximate Size (1)	Ownership
Salt Lake City, Utah (4) Studio and office facilities Tower (analog / digital)(2)	9,500 sq. ft 4,075 / 4,124 ft.	Leased Owned
Albuquerque - Santa Fe, New Mexico Studio and office facilities Tower (analog / digital)	9,000 sq. ft. 4,223 / 4223 ft.	Leased Leased
Knoxville, Tennessee Studio and office facilities Tower (analog / digital)(3)	8,000 sq. ft. 2,421 / 2,359 ft.	Leased Owned
Dayton, Ohio Studio and office facilities Tower (analog / digital)	9,998 sq. ft. 1,145 / 954 ft.	Leased Leased
Ft. Myers - Naples, Florida Studio and office facilities Tower (analog / digital)	8,623 sq. ft. 1,496 / 1,496 ft.	Leased Leased
Green Bay - Appleton, Wisconsin Studio and office facilities Tower (analog)(3) Tower (digital)	7,500 sq. ft. 659 ft. 1,089 ft.	Leased Owned Leased
Champaign - Springfield - Decatur, Illinois Studio and office facilities Tower (analog / digital)(3)	7,800 sq. ft. 1,329 / 1,329 ft.	Owned Owned
Madison, Wisconsin Studio and office facilities Tower (analog / digital)(3)	9,600 sq. ft. 1,362 / 1,270 ft.	Leased Owned

(1)	Tower size represents signal radiance height above average terrain.

(2)	Represents partnership interests in digital television tower.

(3)	Tower owned on leased property.

(4)	Station sold on April 4, 2006.

Item 3. Legal Proceedings

         We currently, and from time to time, are involved in litigation incidental to the conduct of our business. We maintain comprehensive general liability and other insurance that we believe to be adequate for the purpose. We are not currently a party to any lawsuit or proceeding that we believe could have a material adverse effect on our consolidated financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of the security holders during the fourth quarter of 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

         Our common stock is traded on the NASDAQ National Market under the symbol ACME. As of March 17, 2006, there were 34 stockholders of record and the closing price of our common stock that day was $4.05.

         We have not declared or paid any cash dividends or distributions on our common stock since our inception. We anticipate that, for the foreseeable future, any earnings will be retained for use in our business and no cash dividends will be paid on our common stock. Any payment of future cash dividends on our common stock will be dependent upon the ability of our subsidiaries to pay dividends or make cash payments or advances to us. Our current restructured senior credit facility with Foothill Capital Corporation imposes restrictions on our subsidiaries’ ability to make these payments. For a further description of such restriction, see “Notes to Consolidated Financial Statements – (7) Notes Payable Under Revolving Credit Facility and Second-Lien Term Loans” and (14) Subsequent Events. Our ability to pay future dividends will also be subject to restrictions under any future debt obligations and other factors that our board of directors deems relevant.

         Below are the NASDAQ high, low and closing prices of ACME Communications, Inc. for each quarter of 2005 and 2004:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
High	$7.450	$5.700	$4.850	$4.240
Low	4.760	3.300	3.510	3.510
Close	5.270	4.020	3.890	3.550
2004
High	$10.210	$8.330	$7.080	$7.080
Low	7.440	6.500	5.850	5.600
Close	7.940	6.900	5.950	7.010

          The “Equity Compensation Plans” table required in Item 5 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A relating to our 2006 Annual Meeting of Stockholders.

         On November 8, 2004, our Board of Directors authorized the Company to repurchase up to $10.0 million of our common stock in open market and private transactions through December 31, 2005. This authorization expired without being renewed and no shares were repurchased under this authorization.

Item 6. Selected Financial Data

Following is the Company’s selected consolidated financial data for the past five years. In accordance with generally accepted accounting principles, operating results relating to our St. Louis and Portland stations, which were sold in 2003, and to our Salt Lake City station, which is subject to a sale as of December 31, 2005 and was sold on April 4, 2006, are accounted for as discontinued operations. This data is derived from our audited Consolidated Financial Statements and should be read in conjunction with the Consolidated Financial Statements and Notes thereto (located at Item 8 of this filing) and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (located at Item 7 of this filing).

ACME Communications, Inc. and Subsidiaries Consolidated Statement of Operations (In thousands, except per share data)
	For the Years Ended December 31,
	2005	2004	2003	2002	2001
Net revenues	$40,934	$39,257	$35,722	$29,013	$21,550
Operating expenses:
Cost of service:
Programming, including program amortization	17,239	15,446	13,479	10,972	7,411
Other costs of service (excluding depreciation and amortization of $4,619, $4,581, $3,707, $3,103 and $8,382 for years ended
December 31, 2005, 2004, 2003, 2002 and 2001, respectively)	6,603	6,322	5,557	4,238	4,583
Selling, general and administrative expenses	15,375	15,433	15,520	14,287	12,029
Depreciation and amortization	4,663	4,629	3,772	3,200	8,484
Abandoned acquisition-related costs	872	1,025	--	--	--
Impairment of broadcast licenses	3,612	2,999	4,000	--	--
Corporate expenses	3,922	4,052	3,563	4,078	3,907
Operating expenses	52,286	49,906	45,891	36,775	36,414
Operating loss	(11,352)	(10,649)	(10,169)	(7,762)	(14,864)
Other income (expenses):
Interest income	11	8	329	125	921
Interest expense	(3,442)	(1,913)	(11,928)	(29,755)	(28,432)
Loss on early extinguishment of debt	--	--	(11,054)	--	--
Gain on sale of construction permit	1,202	--	--	--	--
Other, net	38	50	(45)	(19)	(4)
Loss from continuing operations before income taxes and minority interest	(13,543)	(12,504)	(32,867)	(37,411)	(42,379)
Income tax benefit (expense), continuing operations	(1,120)	(1,650)	(2,463)	(24,276)	14,308
Loss from continuing operations before minority interest	(14,663)	(14,154)	(35,330)	(61,687)	(28,071)
Minority interest	779	914	--	--	--
Loss from continuing operations	(13,884)	(13,240)	(35,330)	(61,687)	(28,071)
Discontinued operations:
Income (loss) from discontinued operations	(2,061)	(3,896)	85,777	11,308	1,894
Income tax benefit (expense)	--	(411)	24,521	(5,597)	(1,672)
Income (loss) from discontinued operations	(2,061)	(4,307)	110,298	5,711	222
Net income (loss)	$(15,945)	$(17,547)	$74,968	$(55,976)	$(27,849)

Net income (loss) per share, basic and diluted
Continuing operations	$(0.87)	$(0.81)	$(2.11)	$(3.68)	$(1.68)
Discontinued operations	(0.13)	(0.26)	6.58	0.34	0.01
Net income (loss) per share	$(0.99)	$(1.07)	$4.47	$(3.34)	$(1.66)

Weighted average basic and diluted common shares outstanding	16,047	16,406	16,759	16,750	16,750

Balance Sheet Data:
Total assets	$158,616	$171,162	$171,912	$393,276	$407,385
Total debt (1)	53,982	45,542	30,006	275,001	250,150
Total stockholders' equity	59,207	75,152	97,625	22,491	78,006

(1)	Includes our 12% senior secured discount notes and our 10 7/8% senior discount notes (both fully redeemed in 2003), revolving credit facility, second-lien term note and capital lease obligations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

         In March 2003, we sold two of our stations, KPLR-TV serving the St. Louis marketplace and KWBP-TV, serving the Portland, Oregon marketplace, to subsidiaries of the Tribune Company for an aggregate, all-cash, consideration of $275 million plus a payment for the closing-date working capital of the St. Louis Station in the amount of approximately $4.6 million. In August 2005, we entered into an agreement to sell our Salt Lake City station, KUWB, to subsidiaries of Clear Channel Communications, Inc. for an all-cash consideration of $18.5 million. We completed the Clear Channel Transaction on April 4, 2006. The results relating to these three stations have been accounted for as discontinued operations in accordance with U.S. generally accepted accounting principles (“GAAP”).

         The eight television stations that comprise our continuing operations are regionally diverse and range in market size (based on television households) from the 46th through the 85th largest in the nation. All but one of our stations are affiliates of The WB Television Network. Our second station in the Albuquerque-Santa Fe marketplace is a UPN affiliate. Our eight stations have only been on the air, or achieving measurable ratings, for 5-7 years.

        Effective September 2006, the WB and UPN networks will cease operations and our WB affiliated stations will begin carrying The CW Network’s programming pursuant to long-term affiliation agreements. The CW, which is a joint venture between CBS Corporation and Warner Bros. Entertainment, will launch with many of the hit shows from current WB and UPN network lineups, like Smallville, America’s Next Top Model, Gilmore Girls and Everybody Hates Chris and we believe The CW’s initial ratings will surpass the current ratings of either The WB or UPN. Similarly, our second station in the Albuquerque-Santa Fe market, KASY, will become an affiliate of the new Fox-owned MyNetworkTV network in September 2006. The network will launch with a telenovela format of programming and we are optimistic that this format, coupled with the higher number of commercials MyNetworkTV allows its affiliates to air, will prove successful in that market.

         We derive revenues primarily from the sale of advertising time to local, regional and national advertisers and from program licensing fees related to The Daily Buzz that have been a fast growing component of our revenue base. Our advertising revenues depend on popular programming that attracts audiences in the demographic groups targeted by advertisers, allowing us to sell advertising time at satisfactory rates. Similar to all commercial television stations, our rates are directly affected by the number of and demographic makeup of our viewing audience, as measured by Nielsen Media Research. Our revenues also depend significantly on factors such as the national and local economy and the level of local competition.

         Approximately 65-75% of our revenues are derived from programming that airs between the hours of 5:00 p.m. to midnight, Monday through Sunday. Network prime time, which is a subset of this daypart, accounts for 15-20% of our total revenues. Our average broadcast season (mid-September to mid-September) ratings among adults viewers ages 18-49 in this 5:00 p.m. to midnight daypart, based on the average of the three major sweeps ratings periods (November, February and May of each broadcast season), grew steadily until the 2003 / 2004 season, when our weighted average rating fell to a 1.7 from the previous season’s 1.8 rating. Our weighted average rating for the 2004 / 2005 season declined again to 1.5. Our loss in in-market viewing shares for this same time period and demographic was less severe than our broadcast competitors, as a group, also experienced rating declines. We believe our recent ratings declines, while not limited to our prime-time daypart, are attributable mostly to the decline in The WB Network’s prime-time ratings and the impact that such a drop, in our highest viewed daypart, has upon the surrounding dayparts. More recently, our November 2005 weighted average ratings for our continuing stations in this 5:00 p.m. – midnight period among adult viewers ages 18-49 decreased 4% from the November 2004 ratings period. But more importantly, on a broader, composite demographic basis for the same time period, our share of viewers relative to our local commercial in-market competitors actually increased during the November 2005 sweeps by 6%. Also, effective January 2, 2006, The WB Network replaced its weekday afternoon children’s programming with programming targeted toward adult viewers. We believe that this programming change will yield two immediate benefits to us; first, such programming change should provide us with more salable commercial inventory and second, it should deliver better audience lead-ins to our syndicated sit-com programming that airs after this programming. This programming replacement which we believe to be a positive change for us plus our rebound demonstrated in our November 2005 in-market viewing share should provide us with positive momentum to generate increased revenues in 2006. We are optimistic that when The CW and MyNetworkTV networks launch in September 2006 we will be positioned to further accelerate our revenue growth.

         Our stations are generally ranked fifth (or in the case of our second station in the Albuquerque-Santa Fe market, sixth) in their respective markets in terms of either their share of viewers or their share of the market’s broadcast television revenue. In periods of lower advertising demand –as has been the case for much of the past three years — competition from market leaders, generally the ABC, CBS, NBC and Fox affiliated stations, increases as these stations become more aggressive in their pricing to maintain their revenue share. Over the past several years, biennial political spending in the even years has seen a dramatic growth. While we do not directly benefit from this political advertising since most such advertising generally targets viewers older than our normal viewing audience, we indirectly benefit as the increased demand for political advertising reduces the overall inventory available to non-political advertisers in each market which consequently increases the overall advertising price for such non-political advertisers. We expect that the 2006 broadcast season should see a significant increase in overall television market revenues, as strong political advertising demand should again increase the overall television advertising spending in what has become a biennial spike in advertising revenues.

         Similar to the television advertising business in general, our revenues are usually its greatest during the fourth quarter of each year, primarily due to increased expenditures by advertisers in anticipation of holiday season consumer spending and an increase in viewership during this period. We generally pay commissions to advertising agencies on local, regional and national advertising and to national sales representatives on national advertising. Our revenues reflect deductions from gross revenues for commissions payable to advertising agencies and national sales representatives.

         Our primary ongoing operating expenses are costs of services, selling, general and administrative expenses, corporate expenses, depreciation and amortization and expenses related to impairments in our broadcast licenses. Costs of services include programming costs, which consist primarily of amortization of broadcast rights relating to syndicated programs as well as costs associated with our morning news show, The Daily Buzz (which, as of January 1, 2004, became jointly produced by us and Emmis) and music rights fees. Other costs of service include advertising expenses targeted at viewers, which is net of any reimbursement received or due to us for such advertising and promotion from The WB Network, UPN or from other program suppliers, and engineering and transmission related expenses. Selling, general and administrative expenses primarily include salaries, sales commissions to account executives, ratings service expenses, insurance and various related overhead expenses. Corporate expenses reflect costs of corporate management, which includes senior management and other centralized management support staff, along with investor relations expenses, professional fees, directors and officers insurance and other related corporate overhead.

         In the fall of 2000, we began to experience a noticeable slowdown in non-political advertiser demand. By December 2000, it was clear that there was a dramatic weakness in demand affecting all media-related companies and there were broader indications that the U.S. economy was in a slowdown. This slack demand continued through all of 2001, and the resultant effect of the events of September 11, 2001 only made a tough year worse. By industry accounts, 2001 television revenues declined approximately 13-15% over 2000, the steepest decline in the last 50 years. Nearly every publicly traded television broadcaster, including us, posted year-over-year declines in advertising revenues. Advertising demand began to rebound early in 2002 and by the end of the year, aided by robust political advertising demand in most markets, year-over-year gains in most of our markets averaged approximately 10%. In March 2003, Operation Freedom commenced in Iraq and advertising demand was adversely affected for several weeks. Overall, there was only modest growth in non-political advertising revenues in 2003 for our markets. While most expected that the calendar year 2004 would reflect an improved operating environment compared to 2003, despite record breaking political advertising, non-political advertising revenues increased only 2% for the entire year. In 2005, local advertising demand was very solid, averaging an annual increase compared to 2004 of 8.0% in our continuing markets. National advertising, however, was very weak, growing only 1.4% over 2004 despite the record political spending which reduced the overall advertising inventory space available which significantly displaced non-political advertisers and consequently increased the non-political advertising rates. We believe this weak national advertising demand was due to a number of factors, including continued consolidation of advertisers and their advertising budgets, a redirecting of advertising budgets to other television and non-television media and a continued uneven economic recovery.

Results of Operations

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

         In calendar year 2005 our continuing station group achieved a modest 1% gain in net revenue despite a modest decline in our viewership and market revenue shares. We believe the growth in our stations’ net revenues was driven by a 6% growth in underlying non-political market revenues and an improved sales performance at our stations in Ft. Myers, Green Bay and Madison. Net revenues also benefited from a 186%, or $1.1 million, increase over the prior year at our The Daily Buzz venture. However, our combined station group and The Daily Buzz net revenue growth of 4% — $40.9 million in 2005 compared to $39.3 million in 2004 — did not keep pace with the growth in our costs of services and our resulting operating losses grew compared to calendar 2004.

         Programming expenses increased 12% to $17.2 million compared to the prior year’s programming expense of $15.4 million. This increase was attributable primarily to our continued investment in programming, including Malcolm in the Middle which launched in syndication in September 2004 at four of our stations, a 20% increase in our The Daily Buzz production costs (largely driven by increased news costs related to our increased licensing revenue) and a year-over-year increase of $145,000 in the write-downs of program rights to adjust to net realizable value.

         Other costs of services increased 4% to $6.6 million compared to a prior year expense of $6.3 million. This increase was primarily attributable to increased utilities and operating lease expenses relating to the roll-out of digital transmissions at several of our stations during the last half of 2004.

         Selling, General and Administrative expenses remained unchanged from the previous year and were $15.4 million for both 2005 and 2004.

         Corporate expenses for 2005 decreased to $3.9 million from $4.1 million in 2004. This 3% decrease in corporate expenses was primarily due to lower costs related to our second year implementation of Section 404 of the Sarbanes-Oxley Act our internal controls procedures and documentation.

         Depreciation and amortization expense for 2005 was $4.7 million compared to $4.6 million for 2004. This increase reflects our continued capital expenditures to convert to HDTV, largely offset by assets becoming fully depreciated during the year.

         We wrote off $872,000 and $1.0 million in 2005 and 2004, respectively, in costs associated with our efforts to secure construction permits for television stations in the Lexington, Kentucky and Richmond, Virginia markets as we determined that such permits were not likely to be issued by the FCC due to short-spacing signal issues.

         Impairment of broadcast licenses for 2005 was $3.6 million compared to an impairment expense of $3.0 million in 2004. Both impairment charges reflected lower valuations for certain of our stations’ FCC licenses.

         Interest expense for 2005, net of interest allocated to discontinued operations, was $3.4 million compared to $1.9 million for 2004. This significant increase reflects both the increased debt attributable to funding continuing operations and higher interest rates.

         We incurred income tax expense of $1.1 million in 2005 compared to income tax expense of $1.7 million in 2004. The income tax expense in both years primarily relate to deferred tax liabilities associated with amortization of intangibles for tax purposes.

         Our loss from discontinued operations in 2005 was approximately $2.1 million and relates primarily to our losses at our Salt Lake City station and related allocated interest expense, net of $1.6 million in additional consideration received from Tribune in connection with its use of tax net operating losses from the Tribune Transaction. In 2004, losses from our Salt Lake City station and additional state tax related to the Tribune Transaction accounted for the loss of discontinued operations of $4.3 million.

Year Ended December 31, 2004 compared to Year Ended December 31, 2003

         In calendar year 2004 our station group achieved revenue gains despite a modest decline in our viewership shares and relatively sluggish market conditions apart from political advertising. The growth in our net revenues was attributable to the combined 1.5% growth in underlying non-political market revenues and a growth in our station group’s share of those revenues. Our revenue growth exceeded the growth in our costs of services, excluding depreciation and amortization, and allowed us to continue to narrow our operating losses compared to calendar 2003.

         Net revenues for the year ended December 31, 2004 increased 10% to $39.3 million compared to $35.7 million for the year ended December 31, 2003.

         Programming expenses increased 15% to $15.4 million compared to the prior year’s programming expense of $13.5 million. This increase was attributable primarily to our continued investment in programming, including Malcolm in the Middle which launched in syndication in September 2004 at four of our stations and an increase in 2004 in the write-down of program rights to adjust to net realizable value of $269,000 compared to 2003.

         Other costs of services increased 14% to $6.3 million compared to a prior year expense of $5.6 million. This increase was primarily attributable to increased utilities and operating lease expenses relating to the roll-out of digital transmissions at several of our stations during 2003 and 2004.

         Selling, General and Administrative expenses decreased 1% to $15.4 million compared to a prior year expense of $15.5 million. This decrease in SG&A relates primarily to reduced metering costs in one of our stations due to another station in the market participating in the costs of such meters.

         Corporate expenses for 2004 increased to $4.0 million from $3.6 million in 2003. This 14% increase in corporate expense was due primarily to increased costs related to our implementation of Section 404 of the Sarbanes-Oxley Act relating to our internal controls.

         Depreciation and amortization expense for 2004 was $4.6 million compared to $3.8 million for 2003. This increase reflects our continued capital expenditures over the past two years in connection with the conversion to digital, and more recently, to HDTV, and to our facility upgrades at our Madison station.

         In 2004, we wrote-off $1.0 million in costs associated with our efforts to secure a construction permit for a television station in the Richmond, Virginia market as we determined that it was not likely going to be issued by the FCC.

         Impairment of broadcast licenses for 2004 was $3.0 million compared to an impairment expense of $4.0 million in 2003. Both impairment charges reflected lower valuations for certain of our smaller market station licenses.

         Interest expense for 2004, net of interest expense allocated to discontinued operations, was $1.9 million compared to $11.9 million for 2003. This $10.0 million decrease in interest expense reflects the redemption in 2003 of our 10 7/8% Senior Discount Notes due 2004 (the “Television Notes”) and our 12% Senior Secured Discount Notes (the “Intermediate Notes”) with the proceeds from the sale of our St. Louis and Portland, Oregon stations.

         We incurred income tax expense of $1.7 million in 2004 compared to income tax expense of $2.5 million in 2003. The income tax expense in both years primarily relate to deferred tax liabilities associated with amortization of intangibles for tax purposes.

         Our loss from discontinued operations for the twelve months ended December 31, 2004 was approximately $4.3 million and represents primarily the losses of our Salt Lake City station, including allocated interest expense plus additional state taxes payable attributable to the gain on the sale of our Tribune Transaction, net of a remittance from them of state tax NOL benefits they received subsequent to the March 2003 closing. Our income from discontinued operations for the twelve months ended December 31, 2003 was $110.3 million, which included a pre-tax gain on sale of assets of $87.0 million relating to the Tribune Transaction. Our pre-tax loss from operations of discontinued operations for the twelve months ended December 31, 2003 was $1.2 million, comprised mostly of interest expense.

Liquidity and Capital Resources

         Prior to 2003, we carried a high level of debt arising from the issuance of our Television Notes and Intermediate Notes in September 1997. Largely due to our desire to significantly reduce our debt levels, we sold our biggest stations (i.e., St. Louis and Portland, Oregon) to Tribune in March 2003 and during 2003 redeemed substantially all of our long-term debt, including both our Television Notes and our Intermediate Notes.

         In November 2004, we amended our senior credit facility and simultaneously completed a new $20 million second-lien term loan facility (“SLTL”). The senior credit facility was amended to increase the maximum borrowings thereunder to $60 million, reduce the borrowing rates, provide us the ability to repurchase up to $10 million of our common stock, extend the maturity date to November 2008 and amend and eliminate certain of our financial covenants. The SLTL matures in May 2009, and bears interest at LIBOR plus 7.00%, with interest payable quarterly. The financial covenants in both agreements are limited to (a) quarterly tests for minimum trailing twelve month EBITDA, (b) an annual test for maximum capital expenditures and (c) a covenant that the combined outstanding borrowings under both the senior credit facility and the SLTL facility will not exceed 60% of the Company’s most recent lender-approved appraised valuation of our stations.

         As of December 31, 2005, the balances due under our revolving credit facility and SLTL were approximately $33.0 million and $20.0 million, respectively, and we were not in compliance with the minimum EBITDA covenants contained in both credit agreements. The weighted average interest rate on the outstanding borrowings at that date was 9.3% for the revolving credit facility and 12.2% for the SLTL.

         On March 29, 2006 we amended our senior credit facility to eliminate all financial covenants effective December 31, 2005, extend the term until May 2009, change the borrowing rates, increase the amount of our stock we can repurchase up to $20 million and to allow borrowings under the facility or from future station sales to repay the SLTL.

         The amended senior credit facility allows for borrowings up to a maximum of the lower of $60 million or 50% of our stations’ aggregate appraised “STAC” (start-up station with an affiliation contract) values, which are lower than the fair value of our station group. On the date that we amended our senior credit facility, we borrowed $10 million under the senior credit facility to reduce our outstanding borrowings under the SLTL. On April 4, we completed the Clear Channel Transaction and repaid the $10 million remaining balance under the SLTL and terminated that facility. The remaining $8.5 million portion of the sales proceeds were used to reduce our outstanding borrowings under the senior credit facility to approximately $36 million. Based on the current STAC value of our remaining stations, our maximum borrowings post the Clear Channel Transaction are approximately $56.0 million. Our availability as of April 4, 2006 under the revolver, net of approximately $1.9 million associated with lender reserves for projected six-month cash interest payments, was approximately $16.9 million.

         We have been, and continue to be, a net borrower. Outstanding borrowings under our credit facilities grew from $27.0 million at December 31, 2003 to $44.6 million at December 31, 2004 and to $53.0 million at December 31, 2005. The sale of our Salt Lake City station reduced our outstanding borrowings by approximately the sales price of $18.5 million and also reduced our operating losses and related negative cash flows, as our station there has been the most unprofitable in our group. Still, given our remaining outstanding debt and the interest thereon, we will continue to be a net borrower at least into 2007. Our amended senior credit facility contains a provision that upon the occurrence of an event or condition that has a material adverse change on our business (a “MAC”), the lenders can refuse to make additional advances under the facility.  Accordingly, if a MAC occurs in the future, we might not have access to funds under our senior credit facility which may be necessary for us to meet our obligations, including cash interest payable to the lenders, as they become due.  If we fail to meet such obligations as they become due, the lenders could claim a default and accelerate all amounts due under the Senior Credit Facility.

         Net cash used in operating activities was $5.9 million for 2005 compared to net cash used in operating activities of $3.0 million for 2004. This increase in use of cash of $3.0 million was primarily due to increased cash interest expense of $1.6 million and an increase in working capital requirements.

         Net cash used in investing activities was $653,000 for 2005 compared to $6.3 million for 2004. The $5.7 million decrease in net cash used in investing activities relates primarily to a decrease in capital expenditures in 2005 of $3.8 million – most of which related to the build-out of our new transmitter facilities in Madison — and the net proceeds from the sale of our Flint construction permit in April 2005.

        Net cash provided by financing activities for 2005 was $8.7 million compared to $12.3 million provided by financing activities for 2004. This $3.6 million decrease relates primarily to our 2004 stock repurchases of $5.0 million which did not recur in 2005, net of reduced borrowings under our credit facilities.

        In our discontinued operations, net cash used in operating activities for 2005 was approximately $4.2 million compared to $1.8 million used in operating activities for 2004. This increased usage relates to higher losses at our Salt Lake City station in 2005 driven by higher programming payments and lower revenues along with higher allocated interest on higher borrowing rates. Net cash provided by investing activities was $1.6 million for 2005 compared to $645,000 used in investing activities for 2004. This significant increase in investing cash flows relates primarily to the $1.6 million tax-related additional consideration received from the Tribune Company in 2005 compared to a net $411,000 in taxes paid in 2004 relating to the same transaction. There was no cash related to financing activities for our discontinued operations in either 2005 or 2004.

        At December 31, 2005, amounts due under all capital lease facilities totaled $942,000 bearing an implicit average interest rate of 5.3% per annum. We expect to incur approximately $1.0 million in additional miscellaneous capital expenditures in 2006, a significantly reduced amount compared to prior years as we completed our digital buildouts including our HDTV upgrades in 2005 and we expect no significant projects in 2006.

         At December 31, 2005, we had $1.1 million of unrestricted cash and negative working capital of $5.1 million, including the $18.5 million SLTL classified as a current liability in connection with our credit facility restructure. Apart from any proceeds that might be generated as a result of station sales, it will be necessary for us to continue to borrow under our senior credit facility as the cash generated from our station operations will not offset our projected capital expenditures, cash corporate expenses and cash interest costs during at least the next twelve months. We do not believe it is likely that the FCC will grant the construction permit applications in either Lexington or Richmond, but if they were to be granted, the license acquisition for Lexington could be funded, under certain conditions, through our revolving credit facility. We have no ability to fund the Richmond construction permit through our revolver if it were ever granted. Our restructured credit facilities require lender approval for any station acquisitions. Since our new credit facilities have no operating performance covenants, we believe we have reduced our exposure to risk resulting from an economic downturn. Such a downturn, however, could still adversely affect our business and result in an increase in our borrowing needs and a possible reduction in our STAC values and, therefore, debt capacity. If our maximum borrowings allowed were to be reduced to an amount below our outstanding borrowings, we would be forced to amend our loan agreement, find alternative financing or sell station assets.

Contractual Cash Obligations

Our contractual cash obligations by year of payment, in thousands, including the repayment of our revolving credit facility and our SLTL, are as follows:

Year	Senior Credit Facility & Second Lien Term Loan (1)	Program Rights Obligations (2)(3)	Capital Lease Obligations	Operating Lease Obligations (3)	Purchase Obligations (3)(4)	Total Contractual Cash Obligations
2006	$18,500	$8,280	$48	$1,641	$3,567	$32,036
2007	--	7,670	50	1,468	2,898	12,086
2008	--	6,926	46	1,189	1,871	10,032
2009	34,540	6,734	47	1,130	1,568	44,019
2010	--	4,398	48	885	773	6,104
Thereafter	--	6,106	703	3,393	108	10,310

Total	$53,040	$40,114	$942	$9,706	$10,785	$114,587

(1)	Reflects the terms of our March 2006 restructured credit facilities - see Note 14 to the consolidated financial statements.

(2)	Includes commitments not recognized in our consolidated financial statements, as the underlying programming is not yet available for broadcast.

(3)	Excludes obligations of discontinued operations.

(4)	Includes audience measurement service agreements, news service licenses, music license fees and various software license agreements.

         In addition to the above contractual obligations, we expect that our capital expenditures for 2006 will be approximately $1.0 million.

Critical Accounting Policies and Estimates

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to broadcast rights, bad debts, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Programming Rights

         Our programming rights are stated, on a gross basis, at the lower of amortized cost or estimated realizable value. We evaluate estimated realizable value of programming rights based on current usage and revenue performance and projected future revenue and usage of such programs. Changes in our programming schedule could impact the estimated realizable value of programming. In addition, estimates of future revenue performance relate to the number of advertising spots we sell and the amount generated from such sales. A decrease in the number of spots sold or the amount for such sales could also impact our estimated realizable value. During 2005, 2004 and 2003, we recorded write-downs of program rights due to impairments of $739,000, $594,000 and $325,000, respectively. The increase in the 2005 write-down was due principally to write-downs related to Malcolm in the Middle and, to a lesser extent, The Drew Carey Show in two of our markets.

Impairment of Long-Lived Asset Values

         The carrying values of our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The impairment analysis is based upon estimated future undiscounted cash flows of the stations. Based on these estimates, we have not recorded any impairment related to long-lived assets for 2005, 2004 or 2003. Future adverse changes in market conditions, changes in technology and other factors could reduce the expected future cash flows and result in an impairment charge.

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

Accounting for Goodwill and Other Intangible Assets

         Intangible assets consist of broadcast licenses and goodwill.

         SFAS No. 141, Business Combinations, requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 also specifies criteria that must be met before intangible assets acquired in a purchase method business combination can be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and intangible assets with indefinite useful lives be tested for impairment (at least annually) in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

         The Company re-evaluated its reporting units effective December 31, 2003 and determined that the appropriate level to test goodwill for impairment should be at the market level. Previously, the Company evaluated its goodwill on a consolidated basis. Based on the Company’s evaluations of goodwill (including goodwill relating to discontinued operations) at December 31, 2003, December 31, 2004 and December 31, 2005, there was no impairment of goodwill.

         In connection with the adoption with SFAS No. 142, the Company determined that its intangible assets (broadcast licenses) have an indefinite life. Accordingly, the Company is required to test these intangible assets in accordance with the provisions of Statement 142 and did not amortize these intangibles beginning January 1, 2002. The Company evaluates broadcast licenses on a station-by-station basis, except for its two stations serving the Albuquerque — Santa Fe, New Mexico marketplace, which are evaluated together. Based on the evaluation at January 1, 2002 and December 31, 2002, there was no impairment of intangible assets. Based upon evaluations, the Company determined that due primarily to a decline in market conditions at certain stations, certain of its broadcast licenses had become impaired and a $3.6 million, $3.0 million and $4.0 million impairment expense was recorded at December 31, 2005, 2004 and 2003, respectively. These impairments resulted from the carrying value of the broadcast licenses exceeding their fair values and are included in accumulated amortization.

Impact of Recently Adopted Accounting Pronouncements

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

         In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143 (FIN 47), which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations.  FIN 47 is effective for fiscal years ending after December 15, 2005 and we adopted it upon issuance.  FIN 47 provides that an asset retirement obligation is conditional when either the timing and/or method of settling the obligation is conditioned on a future event.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.  This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  The adoption of FIN 47 did not have a material impact on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

         In June 2005, the Emerging Issues Task Force (EITF) issued EITF No. 05-6, Determining the Amortization Period for Leasehold Improvements (EITF 05-6).  EITF 05-6 addresses the amortization period for leasehold improvements acquired in a business combination or purchased subsequent to the inception of the lease.  EITF 05-6 was effective for reporting periods beginning after July 1, 2005.  The adoption of this pronouncement did not have a material impact on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

New Accounting Standards Not Yet Adopted

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We are required to adopt SFAS No. 123R on January 1, 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive method would record compensation expense for all unvested stock options and share awards beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R. The Company is in the process of determining the amount of compensation expense that will be recorded upon the adoption of SFAS No. 123R.

         In May 2005, the FSAB issued Statement 154 which replaces APB No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Changes in Interim Financial Statements.  The Statement changes the accounting for, and reporting of, a change in accounting principle.  Statement 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so.   Statement 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Our senior credit facility and SLTL have variable interest rates. Accordingly, our interest expense could be materially affected by future fluctuations in the applicable interest rate. At December 31, 2005, we had outstanding borrowings of $33.0 million under the Foothill Facility at an average interest rate of 9.3% per annum and $20.0 million in outstanding borrowings under our SLTL at an average interest rate of 12.2% per annum. A one percent change in our borrowing rates would increase our annual interest expense by approximately $530,000.

Item 8. Financial Statements and Supplemental Data

Report of Independent Registered Accounting Firm

The Board of Directors and Stockholders of
ACME Communications, Inc.:

         We have audited the consolidated balance sheets of ACME Communications, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules I and II. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACME Communications, Inc. and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ KPMG LLP

Los Angeles, California
April 7, 2006

ACME Communications, Inc. and Subsidiaries Consolidated Balance Sheets (in thousands, except share data)
	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,141	$1,679
Restricted cash	50	64
Accounts receivable, net	8,907	9,174
Current portion of programming rights	6,763	7,607
Prepaid expenses and other current assets	620	911
Assets held for sale	20,016	22,337
Total current assets	37,497	41,772
Property and equipment, net	24,609	27,119
Programming rights, net of current portion	9,724	11,580
Goodwill, net	16,583	16,583
Broadcast licenses, net	66,636	70,248
Other assets	3,567	3,860
Total assets	$158,616	$171,162

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,542	$5,464
Accrued liabilities	5,945	6,083
Current portion of programming rights payable	6,921	8,491
Current portion of obligations under lease	47	45
Income taxes payable	91	50
Notes payable under revolving credit facility	8,500	--
Notes payable under second-lien term loan	10,000	--
Liabilities held for sale	7,539	9,506
Total current liabilities	42,585	29,639
Programming rights payable, net of current portion	10,806	11,183
Obligations under lease, net of current portion	895	943
Other liabilities	56	167
Deferred income taxes	9,795	8,900
Notes payable under revolving credit facility	24,540	24,554
Notes payable under second-lien term loan	10,000	20,000
Total liabilities	98,677	95,386

Minority interest	732	624

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no
shares issued or outstanding	--	--
Common stock, $.01 par value; 50,000,000 shares authorized,
16,772,415 shares issued and outstanding at December 31, 2005 and 2004	168	168
Additional paid-in capital	132,038	132,038
Accumulated deficit	(67,999)	(52,054)
Less: Treasury stock, at cost; 725,652 shares	(5,000)	(5,000)
Total stockholders' equity	59,207	75,152

Total liabilities and stockholders' equity	$158,616	$171,162

See the notes to the consolidated financial statements

ACME Communications, Inc. and Subsidiaries Consolidated Statement of Operations (In thousands, except per share data)
	For the Years Ended December 31,
	2005	2004	2003
Net revenues	$40,934	$39,257	$35,722
Operating expenses:
Cost of service:
Programming, including program amortization	17,239	15,446	13,479
Other costs of service (excluding depreciation and
amortization of $4,619, $4,581 and $3,707 for years
ended December 31, 2005, 2004 and 2003,respectively)	6,603	6,322	5,557
Selling, general and administrative expenses	15,375	15,433	15,520
Depreciation and amortization	4,663	4,629	3,772
Abandoned acquisition-related costs	872	1,025	--
Impairment of broadcast licenses	3,612	2,999	4,000
Corporate expenses	3,922	4,052	3,563
Operating expenses	52,286	49,906	45,891
Operating loss	(11,352)	(10,649)	(10,169)
Other income (expenses):
Interest income	11	8	329
Interest expense	(3,442)	(1,913)	(11,928)
Loss on early extinguishment of debt	--	--	(11,054)
Gain on sale of construction permit	1,202	--	--
Other, net	38	50	(45)
Loss from continuing operations before income taxes and minority interest	(13,543)	(12,504)	(32,867)
Income tax expense, continuing operations	(1,120)	(1,650)	(2,463)
Loss from continuing operations before minority interest	(14,663)	(14,154)	(35,330)
Minority interest	779	914	--
Loss from continuing operations	(13,884)	(13,240)	(35,330)
Discontinued operations:
Income (loss) from discontinued operations	(2,061)	(3,896)	85,777
Income tax benefit (expense)	--	(411)	24,521
Income (loss) from discontinued operations	(2,061)	(4,307)	110,298
Net income (loss)	$(15,945)	$(17,547)	$74,968

Net income (loss) per share, basic and diluted
Continuing operations	$(0.87)	$(0.81)	$(2.11)
Discontinued operations	(0.13)	(0.26)	6.58
Net income (loss) per share	$(0.99)	$(1.07)	$4.47

Weighted average basic and diluted common shares outstanding	16,047	16,406	16,759

See the notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity (In thousands)
	Common Stock Shares Amount		Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2002	16,750	$168	$131,878	$(80)	$(109,475)	$--	$22,491
Exercise of stock options	17	--	120	--	--	--	120
Amortization of deferred compensation	--	--	--	46	--	--	46
Net income	--	--	--	--	74,968	--	74,968

Balance at December 31, 2003	16,767	168	131,998	(34)	(34,507)	--	97,625
Exercise of stock options	5	--	40	--	--	--	40
Amortization of deferred compensation	--	--	--	34	--	--	34
Purchase of treasury stock, at cost	--	--	--	--	--	(5,000)	(5,000)
Net loss	--	--	--	--	(17,547)	--	(17,547)

Balance at December 31, 2004	16,772	168	132,038	--	(52,054)	(5,000)	75,152
Net loss	--	--	--	--	(15,945)	--	(15,945)
Balance at December 31, 2005	16,772	$168	$132,038	$--	$(67,999)	$(5,000)	$59,207

See the notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries Consolidated Statement of Cash Flows (In thousands)
	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(15,945)	$(17,547)	$74,968
Add: loss (income) from discontinued operations	2,061	4,307	(110,298)
Adjustments to reconcile income (loss) to net cash used in operating activities:
Minority interest	(779)	(914)	--
Provision for doubtful accounts receivable	327	308	423
Depreciation and amortization	4,663	4,629	3,772
Impairment of broadcast license	3,612	2,999	4,000
Amortization of program rights	9,269	8,283	7,774
Abandonment of acquisition related costs	872	1,025	--
Amortization of debt issuance costs	759	778	1,149
Amortization of discount on 12% senior secured notes	--	--	376
Loss on early extinguishment of debt	--	--	11,054
Amortization of deferred compensation	--	34	46
Gain on sale of construction permit	(1,202)	--	--
Deferred taxes	895	1,400	3,246
Changes in assets and liabilities:
Decrease in accounts receivables	(99)	(1,406)	(867)
(Increase) decrease in prepaid expenses and other current assets	(16)	49	108
(Increase) decrease in other assets	27	(528)	(80)
Increase (decrease) in accounts payable	(1,219)	638	(437)
Increase (decrease) in accrued liabilities	139	1,210	(8,088)
Increase (decrease) in taxes payable	41	(229)	279
Payments of programming rights payable	(9,248)	(8,043)	(7,646)
Increase (decrease) in other liabilities	(100)	27	(102)
Net cash used in operating activities	(5,943)	(2,980)	(20,323)
Cash flows from investing activities:
Purchase of property and equipment	(2,347)	(6,188)	(3,270)
Purchases of and deposits for station interests	--	(177)	(146)
Proceeds from sale of assets	194	29	263
Proceeds from sale of construction permit	1,500	--	--
Net cash used in investing activities	(653)	(6,336)	(3,153)

See the notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries Consolidated Statement of Cash Flows (continued) (In thousands)
	Years Ended December 31,
	2005	2004	2003
Cash flows from financing activities:
Contributions by minority stockholer	$887	$1,538	$--
Net borrowings under revolving credit facility	8,486	17,584	37,061
Payments on revolving credit facility	--	(20,000)	(28,880)
Payment of financing costs on credit facilities	(633)	(1,768)	(1,143)
Borrowings under 2nd lien facility	--	20,000	--
Redemption of notes	--	--	(246,635)
Cash expenses associated with redemption of notes	--	--	(6,244)
Cash restricted as escrow deposits and collateral under capital lease facilities	14	1,920	926
Payments on capital lease obligations	(46)	(2,048)	(5,740)
Purchase of treasury stock	--	(5,000)	--
Proceeds from the issuance of common stock	--	40	120
Net cash provided by (used in) financing activities	8,708	12,266	(250,535)

Increase (decrease) in net cash from continuing operations	2,112	2,950	(274,011)

Discontinued operations (revised - see Note 2):
Net cash provided by (used in) operating activities	(4,246)	(1,823)	3,132
Net cash provided by (used in) investing activities	1,596	(645)	273,591
Net cash used in financing activities	--	--	(3,375)
Cash provided by (used in) discontinued operations	(2,650)	(2,468)	273,348

Increase (decrease) in cash	(538)	482	(663)
Cash at beginning of period	1,679	1,197	1,860
Cash at end of period	$1,141	$1,679	$1,197

Cash payments for:
Interest - continuing operations	$2,389	$763	$17,521
Interest - allocated to discontinued operations	2,041	1,773	944
Total interest payments	$4,430	$2,536	$18,465
Taxes	$184	$890	$1,370

Non-cash transactions:
Program rights in exchange for program rights payable	$7,301	$8,464	$8,757

See the notes to the consolidated financial statements.

ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of the Business and Formation

Formation and Presentation

         ACME Communications, Inc. was formed on July 23, 1999, in preparation for and in conjunction with an initial public offering of its stock.

         On December 27, 2002, the Company announced that it had entered into transactions to sell its stations KPLR-TV serving the St. Louis marketplace, and KWBP-TV serving the Portland, Oregon marketplace, to subsidiaries of the Tribune Company (the “Tribune Transaction”). The Tribune Transaction was completed on March 21, 2003. On August 4, 2005, the Company announced that it had entered into an agreement to sell its station KUWB serving the Salt Lake City marketplace to subsidiaries of Clear Channel Communications (the “Clear Channel Transaction”). The Clear Channel Transaction was completed on April 4, 2006 (see Note 14). In accordance with U.S. generally accepted accounting principles, the statements of operations and cash flows reflect the results of these three stations as discontinued operations for all periods presented.

         The Company adopted the provisions of FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities”, effective January 1, 2004. On that same date, the Company’s joint venture with Emmis Communications (“Emmis”) to produce The Daily Buzz , a weekday morning three-hour television news show, became effective. Under the agreement, the Company made an initial contribution of property and equipment with an agreed fair value and book value of $750,000 and Emmis is required to contribute the next $750,000 in capital equipment purchased by the venture. At December 31, 2005, Emmis had contributed approximately $720,000 in capital equipment purchases. Until and unless Emmis completes this equalizing contribution, under FIN 46R, the Company is deemed the primary beneficiary of the venture and accordingly, has consolidated the venture into its financial statements. The creditors of the venture have no recourse against the Company or Emmis. In accordance with FIN 46R, Emmis’ share of the net production costs, working capital requirements and property and equipment which were funded through capital contributions to the venture were $887,000 and $1,538,000, for the years ended December 31, 2005 and 2004, respectively, compared to its share of net production costs of $779,000 and $914,000 for the years ended December 31, 2005 and 2004. These amounts have been reflected as minority interest in the accompanying consolidated statement of operations.

         The accompanying consolidated financial statements are presented for ACME Communications, Inc. and its wholly-owned subsidiaries, unless the context otherwise requires (together, “ACME” or the “Company”). Segment information is not presented since all of the Company’s revenues are attributed to a single reportable segment.

Nature of Business

        ACME Communications, Inc. is a holding company with no independent operations other than through its indirect wholly-owned subsidiary, ACME Television, LLC (“ACME Television”). ACME Television, through its wholly-owned subsidiaries, owns and operates the following ten commercially licensed, full-power, broadcast television stations located throughout the United States, including KUWB in Salt Lake City and KWBR in Roswell, New Mexico, the latter which is a satellite station of KWBQ:

Station	Channel	Marketplace	Market Rank(1)	Network Affiliation
KUWB (2)	30	Salt Lake City, Utah (2)	36	WB
KWBQ/KWBR	19/21	Albuquerque-Santa Fe, New Mexico	46	WB (3)
KASY	50	Albuquerque-Santa Fe, New Mexico	46	UPN (4)
WBXX	20	Knoxville, Tennessee	58	WB (3)
WBDT	26	Dayton, Ohio	59	WB (3)
WTVK	46	Ft. Myers-Naples, Florida	66	WB (3)
WIWB	14	Green Bay-Appleton, Wisconsin	69	WB (3)
WBUI	23	Champaign-Springfield-Decatur, Illinois	82	WB (3)
WBUW	57	Madison, Wisconsin	85	WB (3)

(1)	based on television households per Nielsen Market Research for the 2004 / 2005 season.
(2)	Station sold on April 4, 2006 (See Note 14).
(3)	effective September 2006, station becomes an affiliate of The CW Network
(4)	effective September 2006, station becomes an affiliate of MyNetworkTV

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

Cash and Cash Equivalents

         The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash that is restricted and pledged as collateral for capital lease obligations or is escrowed in connection with pending acquisitions, including acquisitions of construction permits, is considered restricted cash.

Accounts Receivable

         Accounts receivable are presented net of the related allowance for doubtful accounts which totaled $708,000 and $714,000 at December 31, 2005 and 2004, respectively.

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

         The carrying amounts reported in the consolidated balance sheets for receivables and accounts payable approximate fair values because of the immediate or short-term maturity of these financial instruments. The fair value of the Company’s long-term debt, consisting of notes payable under its revolving credit facility and its second-lien term loan, is estimated at their aggregate carrying amount of $53.0 million since both notes have floating interest rates that the Company believes are at current market.

Program Rights

         Program rights represent costs incurred for the right to broadcast certain features and syndicated television programs. Program rights are stated, on a gross basis, at the lower of amortized cost or estimated net realizable value. The cost of such program rights and the corresponding liability are recorded when the initial program becomes available for broadcast under the contract. Generally, program rights are amortized over the life of the contract on a straight-line basis related to the usage of the program. Any reduction in unamortized costs to net realizable value is included in amortization of program rights in the accompanying Consolidated Statements of Income. During 2005, 2004 and 2003, the Company recorded write-downs of $739,000, $594,000 and $325,000, respectively, for certain programs where unamortized program rights exceeded estimated future net revenues.

         The portion of the program rights estimated to be amortized within one year and after one year are reflected in the balance sheets as current and non-current assets, respectively. The gross payments under these contracts that are due within one year and after one year are similarly classified as current and non-current liabilities.

Property and Equipment

         Property and equipment are stated at cost. The cost of maintenance is expensed when incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, or for leasehold improvements, the shorter of useful lives and the lease term. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the appropriate accounts and any gain or loss is included in the results of current operations. The principal lives used in determining depreciation rates of various assets are as follows:

Buildings and Improvements	20 - 30 years
Broadcast and other equipment	3 - 20 years
Furniture and fixtures	5 - 7 years
Vehicles	5 years

         The carrying values of our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The impairment analysis is based upon estimated future undiscounted cash flows of the stations. Based on these estimates, we have not recorded any impairment related to long-lived assets for 2005, 2004 or 2003. Future adverse changes in market conditions, changes in technology and other factors could reduce the expected future cash flows and result in an impairment charge.

Intangible Assets

         Intangible assets consist of broadcast licenses and goodwill.

         SFAS No. 141, Business Combinations, requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 also specifies criteria that must be met before intangible assets acquired in a purchase method business combination can be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and intangible assets with indefinite useful lives be tested for impairment (at least annually) in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

         The Company re-evaluated its reporting units effective December 31, 2003 and determined that the appropriate level to test goodwill for impairment should be at the market level. Previously, the Company evaluated its goodwill on a consolidated basis. Based on the Company’s evaluations of goodwill (including goodwill relating to discontinued operations) at December 31, 2003, December 31, 2004 and December 31, 2005, there was no impairment of goodwill.

         In connection with the adoption with SFAS No. 142, the Company determined that its intangible assets (broadcast licenses) have an indefinite life. Accordingly, the Company is required to test these intangible assets in accordance with the provisions of Statement 142 and did not amortize these intangibles beginning January 1, 2002. The Company evaluates broadcast licenses on a station-by-station basis, except for its two stations serving the Albuquerque — Santa Fe, New Mexico marketplace, which are evaluated together. Based on the evaluation at January 1, 2002 and December 31, 2002, there was no impairment of intangible assets. Based upon evaluations, the Company determined that due primarily to a decline in market conditions at certain stations, certain of its broadcast licenses had become impaired and a $3.6 million, $3.0 million and $4.0 million impairment expense was recorded at December 31, 2005, 2004 and 2003, respectively. These impairments resulted from the carrying value of the broadcast licenses exceeding their fair values.

Barter and Trade Transactions

         Revenue and expenses associated with barter agreements in which broadcast time is exchanged for programming rights are recorded at the estimated average rate of the airtime exchanged. Barter revenue amounted to $3,807,000, $3,720,000 and $3,429,000 during the years ended December 31, 2005, 2004 and 2003, respectively. Trade transactions, which represent the exchange of advertising time for goods or services, are recorded at the estimated fair value of the products or services received based on comparable cash transactions. Barter and trade revenue is recognized when advertisements are broadcast. Merchandise or services received from airtime trade sales are charged to expense or capitalized and expensed when used.

Advertising Expenses

          The Company records advertising expense when the advertising is run. Production costs associated with such advertising is expensed upon the initial air date of the advertising. Advertising expense, which consists primarily of media costs, production costs and promotion staff salaries and related costs, is included in Other Costs of Services and was $2,184,000, $2,174,000 and $2,014,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

         Stock options outstanding amounting to approximately 2.5 million, 2.4 million, and 2.4 million shares at December 31, 2005, 2004, and 2003, respectively, were not included in the computation of diluted EPS because to do so would have been antidilutive.

Comprehensive Income (Loss)

        The Company has no other components of comprehensive income (loss) other than net income (loss).

Accounting for Stock Options

         The Company has adopted Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” which establishes a fair value based method of accounting for stock-based compensation. SFAS No. 123 encourages but does not require entities to adopt its provisions in place of the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”. SFAS No. 123 permits entities to recognize the expense of all stock-based awards over the vesting period of the awards. The expense is calculated based on the fair value at the date of grant. Alternatively, APB No. 25 requires that the expense of stock-based employee compensation be recognized based on the difference, if any, between the quoted market price of the stock and the amount the employee must pay to acquire the stock. APB No. 25 specifies various dates to be used to determine the quoted market price, depending on whether the terms of the stock-based compensation award are fixed or variable. Under SFAS No. 123 if an entity elects to follow APB No. 25 it must provide pro forma net income disclosure for employee stock option grants made, as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB No. 25. Had the Company chosen to adopt the provisions of Statement of Financial Accounting Standards No. 123, as amended by SFAS No. 148 — “Accounting for Stock-Based Compensation — Transition and Disclosure,” and recognized compensation cost based upon the fair value of all options granted (including those granted at or above fair market value) at the date of grant, the Company’s net loss (in thousands) and net loss per share for the years ended December 31, 2005, 2004 and 2003 would have been as follows:

	Years Ended December 31,
	2005	2004	2003
Net income (loss), as reported	$(15,945)	$(17,547)	$74,968
Add: Stock-based compensation expense included in net income (loss)	--	34	46
Deduct: Total stock-based compensation expense determined under
fair-value based method for all awards	(501)	(1,897)	(4,058)

Pro forma net income (loss)	$(16,446)	$(19,410)	$(70,956)

Income (loss) per share, basic and diluted:
As reported	$(.99)	$(1.07)	$(4.47)
Pro forma	$(1.02)	$(1.18)	$(4.23)

        The fair value of the options granted were used to calculate the pro forma net income and net income per common share above, on the date of grant, using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003
Dividend yield	--	--	--
Expected volatility	81.39%	99.39%	159.15%
Risk free interest rate	4.06%	3.20%	2.87%
Expected life (in months)	36	36	60
Weighted average per share fair value of grants	$1.92	$5.03	$7.17

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. The Company is required to adopt SFAS No. 123R beginning January 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R. The Company is in the process of determining the amount of compensation expense that will be recorded upon the adoption of SFAS No. 123R.

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

Use of Estimates in the Preparation of Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include the allowance for doubtful accounts, the net realizable value of programming rights and the valuation allowance on deferred tax assets. Actual and future results could differ from those estimates. In addition, changes in market conditions or stations’ actual or expected performance could materially affect future estimated fair values of the Company’s stations or of the estimated fair value of the Company’s intangible assets.

Reclassifications

         In addition to the reclassifications made to report discontinued operations resulting from the Tribune Transaction and the Clear Channel Transaction, certain amounts previously reported may have been reclassified to conform to the 2005 financial statement presentation.

          In 2005 the Company has separately disclosed the operating, investing and financing portion of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

(3) Discontinued Operations

         On December 27, 2002, the Company entered into agreements to sell two of its stations, KPLR-TV (St. Louis) and KWBP-TV (Portland, Oregon) to subsidiaries of the Tribune Company. The Tribune Transaction closed on March 21, 2003. On August 8, 2005, the Company entered into an agreement to sell its station, KUWB-TV (Salt Lake City) to subsidiaries of Clear Channel Communications Inc. for $18.5 million in an all cash transaction. The Clear Channel Transaction was completed on April 4, 2006 (see Note 14). The Company’s consolidated financial statements for all periods presented have been adjusted to reflect the operations of these three stations as discontinued operations in accordance with SFAS No.144.

         Interest expense related to debt required to be repaid as a result of the sale or, in the case of the Tribune Transaction, the debt assumed by the buyer, comprised solely of capital lease obligations, has been allocated to discontinued operations. No other interest expense has been allocated to discontinued operations.

         Summarized financial information, in thousands, for the three stations operations is as follows:

         Assets held for sale:

	December 31, 2005	December 31, 2004
Programming rights	$7,295	$8,967
Property and equipment, net	2,124	2,721
Intangible assets, net (broadcast licenses)	9,960	9,960
Other assets	637	689
Assets held for sale	$20,016	$22,337

         Liabilities held for sale:

	December 31, 2005	December 31, 2004
Programming liabilities	$7,539	$9,506

         Selected operating results were as follows:

	For the Years Ended December 31,
	2005	2004	2003
Net revenues	$6,749	$7,679	$16,241

Loss from discontinued operations, before
gain on sale and income tax benefit (expense)	(3,678)	(3,896)	(1,194)
Gain on sale	1,617	--	86,971
Income tax benefit (expense)	--	(411)	24,521

Income (loss) from discontinued operations	$(2,061)	$(4,307)	$110,298

         The 2005 gain on sale of $1,617,000 represents additional contingent consideration received by the Company from Tribune in December 2005 relating to Tribune’s use of KPLR’s prior tax net operating losses. There is approximately $4.3 million in additional KPLR tax net operating losses that, if utilized by Tribune, could result in an additional future contingent consideration to the Company of approximately $1.5 million.

         In 2004, in conjunction with the completion of its 2003 state income tax returns, the Company determined that its current tax liability at December 31, 2003 relating to the 2003 Tribune Transaction was understated by approximately $411,000. The expense, if properly recorded in 2003, would have decreased the annual net income per share for 2003 by $.02. As the impact to annual financial statements for 2003 was not material, the Company recorded additional tax expense of $411,000 for discontinued operations in 2004.

(4) Property and Equipment

         Property and equipment consist of the following:

	December 31,
	2005	2004
	(In thousands)
Land	$150	$150
Buildings and improvements	4,408	4,311
Broadcast and other equipment	41,699	39,718
Furniture and fixtures	682	702
Vehicles	182	188
Construction in process	208	707
Total property and equipment, at cost	47,329	45,776
Less: Accumulated depreciation and amortization	(22,720)	(18,657)
Net property and equipment	$24,609	$27,119

         Property and equipment for our station KUWB in Salt Lake City is included in the consolidated balance sheet in “Assets held for sale” as disclosed in Note 3 – Discontinued Operations.

         Included in property and equipment at both December 31, 2005 and 2004 are assets subject to capital leases with a total cost of $1,122,000 and associated accumulated depreciation of $485,000 and $363,000 at December 31, 2005 and 2004, respectively. The construction in process account includes miscellaneous broadcast and studio equipment not yet placed into service.

(5) Unit Offering and 12% Senior Secured Discount Notes

         On September 30, 1997, ACME Intermediate, a wholly-owned subsidiary, issued (the “Unit Offering”) 71,634 membership units (the “Units”) (representing 8% of the ACME Intermediate’s outstanding membership equity) and $71,634,000 (par value at maturity) in 12% senior secured discount notes due 2005 (the “Intermediate Notes”). Cash interest on the Intermediate Notes was payable semi-annually in arrears, commencing with the six-month period ending March 31, 2003. The net proceeds from the Unit Offering, after the deduction of underwriter fees and other related offering costs, were $38.3 million and were received by the Company on September 30, 1997. The Company allocated approximately $4.2 million of such net proceeds to minority interest, $35.6 million to the Intermediate Notes and $1.5 million to prepaid financing costs — the latter which was amortized over the eight-year term of the Intermediate Notes. On September 30, 1999, the Company reacquired all of the minority interest in exchange for its common stock in connection with its initial public offering. On April 21, 2003, the Company used proceeds from the Tribune Transaction to redeem $41.6 million of the Intermediate Notes and on September 30, 2003, using borrowings under its senior credit facility, redeemed the remaining $30.0 million of the Intermediate Notes. The Company recorded a loss on extinguishment of this debt of approximately $4.3 million during 2003. The loss was based on the difference between the reacquisition price and the net carrying amount, as defined by Accounting Principles Board Opinion No. 26.

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

(7) Notes Payable Under Revolving Credit Facility and Second-Lien Term Loan

         In February 2002, ACME Television (“ATV”) established a revolving credit facility with Foothill Capital Corporation, as both agent and lender (the “Foothill Facility”). The facility, which is secured by all of ATV’s station assets, allowed for borrowings up to $30 million and contained financial covenants. In May 2002, the facility was increased to $40 million via the placement of additional syndication. ATV had the option to borrow at an interest rate determined by either a base rate (Wells Fargo Banks’ prime rate) plus 3.00 percentage points, or at the LIBOR rate plus 4.25 percentage points.

         In November 2004, the Foothill Facility was amended to (a) increase maximum borrowings thereunder to $60.0 million, (b) reduce the borrowing rate, (c) modify and eliminate certain financial covenants and (d) extend the maturity date to November 2008. Concurrent with that amendment, ATV entered into a $20.0 million Second-Lien Term Loan (“SLTL”) agreement. The SLTL bears interest at LIBOR plus 7.00% and is due in May 2009. The agreement contains similar covenants as contained in the Foothill Facility.

         At December 31, 2005, the ATV had outstanding borrowings of $33.0 million under the Foothill Facility at a weighted average interest rate of 9.3%. Borrowings available under the Foothill Facility at December 31, 2005 were $18.6 million. At December 31, 2005, ATV’s interest rate on its $20.0 million outstanding SLTL borrowings was 12.2%. ATV was not in compliance with the minimum earnings before interest, income taxes, depreciation and amortization covenants contained in both the Foothill Facility and the STLT agreements at December 31, 2005.

         Both the Foothill Facility and the SLTL restrict the distribution of any dividends or assets from ATV to its direct or indirect parents. The net assets of ATV at December 31, 2005 were approximately $53.0 million.

         Costs associated with the procuring and amending the Company’s credit facilities, including loan fees and related professional fees, are included in long-term other assets and are amortized on a straight-line basis over the term, including amended terms, of the facilities.

         On March 29, 2006, ATV restructured its credit facilities and on April 4, 2006, the STLT was repaid in full and terminated from proceeds of the Clear Channel Transaction (see Note 14).

(8) Commitments and Contingencies

Obligations Under Operating Leases

         The Company is obligated under non-cancelable operating leases for office space, office equipment, broadcast equipment and tower sites. Future minimum lease payments under non-cancelable operating leases as of December 31, 2005 are:

	Continuing Operations	Discontinued Operations
	(In thousands)
2006	$1,641	$202
2007	1,468	128
2008	1,189	125
2009	1,130	121
2010	885	118
Thereafter	3,393	128

Total	$9,706	$822

         Total rental expense for continuing operations under operating leases for the twelve months ended December 31, 2005, 2004 and 2003 was approximately $1,659,000, $1,586,000 and $1,319,000, respectively. Total rental expense for discontinued operations under operating leases for the twelve months ended December 31, 2005, 2004 and 2003 was approximately $211,000, $210,000 and $409,000, respectively.

Obligations Under Capital Leases

         As of December 31, 2005, certain equipment was leased under capital equipment facilities. Future minimum lease payments for our continuing operations under capital leases as of December 31, 2005 are:

Year	In thousands
2006	$93
2007	93
2008	87
2009	85
2010	85
Thereafter	911
Total minimum lease payments	1,354
Less: Amount representing interest	(412)
Present value of minimum lease payments	942
Less: Current portion	(47)
Long-term portion	$895

Programming Rights Payable

         Commitments for programming rights that have been executed, but which have not been recorded in the accompanying consolidated financial statements, as the underlying programming is not yet available for broadcast, were approximately $22,389,000 for our continuing operations and $6,615,000 for our discontinued operations as of December 31, 2005.

         Maturities on the Company’s programming rights payable (including commitments not recognized in the accompanying consolidated financial statements due to the lack of current availability for broadcast) for each of the next five years are:

Year	Continuing Operations	Discontinued Operations
	(In thousands)
2006	$8,280	$3,243
2007	7,670	2,776
2008	6,926	2,144
2009	6,734	2,867
2010	4,398	1,428
Thereafter	6,106	1,696

Total	$40,114	$14,154

Other Commitments

          The Company has other commitments for goods and services not included in its consolidated balance sheet, including various employment agreements, agreements for ratings services, license fees for websites and for ratings-based affiliation fees to The WB Network. In March 2006, the Company stations entered into long-term affiliation agreements with The CW and MyNetworkTV (see Note 14).

         The Company has entered into independent agreements with applicants for construction permits in the Lexington, KY and the Richmond, VA markets. While the Company believes the chances that these construction permits being approved and issued by the Federal Communications Commission are remote, if they are, the Company has an obligation to acquire them from the applicants for $3.0 million in the case of the Lexington construction permit and $8.2 million in the case of the Richmond construction permit.

Legal Proceedings

         The Company is currently, and from time to time, involved in litigation incidental to the conduct of our business. The Company is not currently a party to any lawsuit or proceeding that it believes would have a material adverse effect on its financial condition, results of operations or liquidity.

Contingent Gain

          In connection with the Tribune Transaction, the Company is entitled to receive additional proceeds if and when the net tax loss carryovers generated through the date of the sale by the Company’s Missouri entities sold to Tribune are utilized by them in Tribune’s future tax returns. The maximum amount of these additional proceeds, which due to the uncertainty of their utilization has not been recorded by the Company, is approximately $1.5 million.

(9) Income Taxes

         The income tax expense (benefit) consists of the following:

	Year ended December 31,
	2005	2004	2003
	(In thousands)
Continuing Operations:
Current:
Federal	$--	$--	$(529)
State	225	250	(255)
Total current tax expense (benefit)	225	250	(784)
Deferred:
Federal	796	1,245	2,704
State	99	155	543
Total deferred tax expense	895	1,400	3,247
Total income tax expense	$1,120	$1,650	$2,463

Discontinued Operations:
Current:
Federal	$--	$--	$1,707
State	--	411	725
Total current tax expense	--	411	2,432
Deferred:
Federal income taxes benefit	--	--	(22,447)
State income taxes benefit	--	--	(4,506)
Total deferred tax expense benefit	--	--	(26,953)
Total income tax expense (benefit)	$--	$411	$(24,521)

         The differences between the income tax expense for continuing operations and income taxes computed using the U.S. Federal statutory income tax rates (34%) consist of the following:

	Year ended December 31,
	2005	2004	2003
	(In thousands)
Tax benefit at U.S. Federal rate	$(4,340)	$(3,940)	$(11,175)
State income taxes, net of Federal tax benefit	324	404	(310)
Nondeductible expenses	51	51	243
Increase in valuation allowance	5,085	5,135	14,380
Other	--	--	(675)

Income tax expense	$1,120	$1,650	$2,463

        The change in valuation allowance for each of the above years has been allocated to continuing operations and the remainder has been allocated to discontinued operations.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are summarized as follows:

	December 31,
	2005	2004
	(In thousands)
Deferred tax assets:
Accrued vacation	$175	$160
AMT credits	1,048	1,133
Bad debt and other reserves	303	321
Deferred income	133	154
Deferred compensation	879	879
Intangible amortization	880	1,398
Net operating loss carryforward	30,273	23,108
Other	9	8
Total deferred tax assets	33,700	27,161
Less: valuation allowance	(30,395)	(24,113)
Deferred tax assets	3,305	3,048

Deferred tax liabilities:
Property and equipment depreciation	(3,284)	(3,048)
Intangible amortization	(9,797)	(8,900)
Other	(19)	--
Deferred tax liabilities	(13,100)	(11,948)
Net deferred income tax liabilities	$(9,795)	$(8,900)

         In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portions or all deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which the differences become tax deductible. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is not more likely than not that the deferred tax assets will be realized. Accordingly the Company has recorded a valuation allowance of $30.4 million as of December 31, 2005. At December 31, 2005, the Company had, for federal and state tax purposes, net operating loss carryforwards of approximately $79.2 million that expire at various dates through 2025. The Internal Revenue Code substantially restricts the ability of a corporation to utilize existing net operating losses and credits in the event of an “ownership change”. Therefore, the Company’s net operating loss carryforwards for federal income tax purposes may be limited if changes in ownership occur.

(10) Related Party Transactions

        All but one of our stations have entered into affiliation agreements and, from time to time, related marketing arrangements with The WB Network. Jamie Kellner, our Chairman of the Board and Chief Executive Officer, was also the co-chairman and co-chief executive officer of The WB Network until June 2004.

        The Company licenses exclusive rights to automobile related websites in most of its markets from CarSoup of Minnesota, Inc (“CarSoup”). The Company owns 30% of the outstanding common stock of CarSoup and records its investment in CarSoup using the equity accounting method. The license fees paid to CarSoup, net of shared ancillary revenue received by the Company from CarSoup, was approximately $378,000, $354,000 and $392,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

(11) Defined Contribution Plan

        In 1998, the Company established a 401(k) defined contribution plan (the “Plan”) which covers all eligible employees (as defined in the Plan). Participants are allowed to make non-forfeitable contributions up to 50% of their annual salary, but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service. The Company currently matches 50% of the amounts contributed by each participant but does not match participants’ contributions in excess of 6% of their compensation per pay period. The Company contributed and expensed $245,000, $235,000 and $228,000 to the Plan for the years ended December 31, 2005, 2004 and 2003, respectively.

(12) Stock Option Compensation

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

         Stock option activity during the years ended December 31, 2005, 2004 and 2003 consisted of the following:

	Year Ended December 31,
	2005		2004		2003
	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share
Stock options outstanding, beginning of year	2,391,946	$17.44	2,427,496	$17.42	2,513,123	$17.99
Options granted:
2005 at $5.72 to $7.00	959,500	6.48	--	--	--	--
2004 at $7.99	--	--	10,000	7.99	--
2003 at $7.25 to $7.69 per share	--	--	--	--	152,500	7.24
Options forfeited or terminated	884,750	9.94	40,385	14.95	220,877	17.76
Options exercised	--	--	5,165	7.68	17,250	6.95
Stock options outstanding, end of year	2,466,696	$15.87	2,391,946	$17.44	2,427,496	$17.42
Stock options exercisable, end of year	1,529,529	$21.61	2,258,713	$17.82	2,042,709	$18.60
Options available for grant, end of year	1,733,304		1,808,054		1,772,504

        On August 8, 2005, the Company issued stock options for 907,500 shares to executive employees (other than the Company’s Chief Executive, Chief Operating and Chief Financial Officer) at an average exercise price of $6.50 per share in exchange for the termination of 432,000 shares at an average exercise price of $7.55 per share. The closing price of the Company’s stock that day was $4.22 per share. The forfeited shares were fully vested and the new shares vest over three years. The exchange of shares represents an effective repricing and is therefore subject to variable compensation accounting. Since the exercise prices for the new shares are in excess of the closing price of the Company’s stock at December 31, 2005, no compensation expense has been recorded in the accompanying consolidated statement of operations. The incremental value of the new options in excess of the value of the forfeited shares at the new grant date is being amortized over the three-year expected life for purposes of the above pro forma calculations.

        The following table summarizes information concerning outstanding and exercisable options at December 31, 2005:

Exercise Price	Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.720 - $6.000	481,000	9.57	$5.98	7,500	$5.72
$6.350 - $7.990	506,400	9.30	$7.02	42,733	$7.11
$9.125	10,200	4.87	$9.13	10,200	$9.13
$15.00 - $18.00	183,500	3.66	$15.59	183,500	$15.59
$23.00 - $24.88	1,285,596	3.77	$23.15	1,285,596	$23.15

         The Company applies Accounting Principles Board Opinion No. 25 and related interpretations, in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for options granted at or above fair market value at the time of grant. For the grants that were made at an option price lower than fair market value at the time of grant, compensation expense was as follows:

Continuing Operations
	Selling, general & administrative	Corporate	Discontinued Operations	Total
	(In thousands)
2005	$--	$--	$--	$--
2004	24	10	--	34
2003	36	10	--	46

(13) Selected Quarterly Data (Unaudited)

	Q-1	Q-2	Q-3	Q-4	Year
	(In thousands, except for per share data)
2005
Net revenues	$9,643	$10,623	$10,097	$10,571	$40,934
Operating loss	(1,973)	(1,005)	(1,642)	(6,732)	(11,352)
Net loss	(4,578)	(1,825)	(3,907)	(5,635)	(15,945)
Net loss per common share	(0.29)	(0.11)	(0.24)	(0.35)	(0.99)

2004
Net revenues	$9,208	$10,221	$9,432	$10,397	$39,257
Operating loss	(1,708)	(1,363)	(1,661)	(5,917)	(10,649)
Net loss	(3,352)	(2,791)	(4,558)	(6,846)	(17,547)
Net loss per common share	(0.20)	(0.17)	(0.28)	(0.43)	(1.07)

         The Company has reclassified the results of operations of its Salt Lake City station to discontinued operations for all quarters presented. The Salt Lake City station is subject to a sale which is expected to close in early April 2006.

(14) Subsequent Events

Credit Facility Restructure and Completion of Clear Channel Transaction

         On March 29, 2006, the Company completed the restructuring of its credit facilities, entering into the Third Amended and Restated Loan and Security Agreement (the “Amended Foothill Facility”) with its senior facility lenders and amending the Second Lien Loan and Security Agreement. The Amended Foothill Facility eliminates all financial covenants effective December 31, 2005, provides for an initial $10 million borrowing to reduce the Company’s outstanding balance on its SLTL and resets its maximum borrowings to the lesser of $60 million or 50% of our stations’ aggregate appraised “STAC” (start-up station with affiliation contract) values, which are lower than the fair value of our station group. Furthermore, upon the completion of the Clear Channel Transaction, the amendment allows $10 million of the $18.5 million sale proceeds to be used to pay down the rest of the SLTL (with the remaining $8.5 million of the proceeds to be used to reduce the outstanding borrowings under the Amended Foothill Facility), allows up to $20 million in stock repurchases and extends the facility’s maturity to May 2009. The Company’s amendment to the SLTL eliminates all financial covenants effective December 31, 2005, reduces the prepayment penalty and requires that $10 million of the Clear Channel Transaction proceeds be used to repay and terminate the facility. The Company did not file its 2005 annual audited financial statements with the lenders by the due date required and the lenders extended the due date until April 14th, 2006.

         The Clear Channel Transaction was completed on April 4, 2006 and on that date the SLTL was repaid in full and terminated and the Company reduced its outstanding borrowings under Amended Foothill Facility by the approximate $8.5 million balance of the Clear Channel Transaction proceeds. These repayments of $18.5 million from the proceeds of the Clear Channel Transaction have been classified on our balance sheet as current liabilities as of December 31, 2005. Based on the current STAC value of the Company’s remaining stations, our maximum borrowings post the Clear Channel Transaction are approximately $56 million. Our availability as of April 4, 2006 under the revolver, net of approximately $1.9 million associated with lender reserves for projected six-month cash interest payments was approximately $16.9 million.

Network Affiliation Agreements

         On January 24, 2006, Warner Bros. Entertainment and CBS Corporation jointly announced that they would cease operations of their respective networks, The WB and UPN, in September 2006 at the conclusion of the current broadcast season. They concurrently announced the formation of a new network, The CW, which will be a 50/50 joint venture that will launch in September 2006. The CW Network’s programming will include popular shows currently airing on The WB and UPN. In March 2006, the Company entered into long-term affiliation agreements with The CW for all of its WB Network affiliated stations.

         On February 22, 2006, Fox announced that it was launching a new network, MyNetworkTV, in September 2006. On March 10, 2006, the Company’s station KASY serving the Albuquerque-Santa Fe marketplace and currently a UPN affiliate, entered into a five year affiliation agreement with MyNetworkTV.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

ITEM 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Control and Procedures

         Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of December 31, 2005, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective. The Company reviews its disclosure controls and procedures, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company’s business.

         In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

         Because of the inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Therefore, even those systems, controls and procedures determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

ITEM 9B. Other Information

         On March 29, 2006 the Company restructured its credit facilities.

         On April 4, 2006 the Company completed the Clear Channel Transaction.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Executive Officers of the Registrant

         The following table sets forth information about our executive officers at December 31, 2005:

Name	Age(1)	Position
Jamie Kellner	58	Chairman of the Board and Chief Executive Officer
Douglas Gealy	45	President and Chief Operating Officer and Director
Thomas Allen	53	Executive Vice President and Chief Financial Officer and Director
Edward Danduran	53	Vice President and Controller

(1)	as of March 30, 2006

         Jamie Kellner is a founder of ACME and has served as our Chief Executive Officer and Chairman of the Board since 1997. Mr. Kellner co-founded The WB Network in 1993 and served as its Chairman and Chief Executive Officer from 1994 until June 2004. Mr. Kellner was President of Fox Broadcasting Company from its inception in 1986 to 1993. Mr. Kellner also served as Chairman and Chief Executive Officer of Turner Networks, a division of AOL-Time Warner, from March 2001 to February 2003.

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

         The remaining portion of the information required by Item 10 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A relating to the 2006 Annual Meeting of Stockholders.

ITEM 11. Executive Compensation

         Item incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A relating to the 2006 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         Item incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A relating to the 2006 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions

         Item incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A relating to the 2006 Annual Meeting of Stockholders.

ITEM 14. Principal Accountant Fees and Services

         Item incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A relating to the 2006 Annual Meeting of Stockholders.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

1.     FINANCIAL STATEMENTS As listed in the Index to Financial Statements on page 32 hereof.

2.     FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedules are included in Item 15 (d):

         Schedule I — Condensed Financial Information of ACME Communications, Inc. (Parent Company):

         • Balance Sheet as of December 31, 2005 and 2004.

         • Statements of Operations for the years ended December 31, 2005, 2004 and, 2003.

         • Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and, 2003.

         • Statements of Cash Flows for the years ended December 31, 2005, 2004 and, 2003.

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

         As listed in the Exhibit Index beginning on page 63 hereof.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 7, 2006	ACME Communications, Inc. By: /s/ Thomas D. Allen Thomas D. Allen Executive Vice President & Chief Financial Officer

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

Signature	Capacity	Date
/s/ Jamie Kellner Jamie Kellner	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 7, 2006
/s/ Douglas Gealy Douglas Gealy	President, Chief Operating Officer and Director	April 7, 2006
/s/ Thomas D. Allen Thomas D. Allen	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	April 7, 2006
/s/ James Collis James Collis	Director	April 7, 2006
/s/ Thomas Embrescia Thomas Embrescia	Director	April 7, 2006
/s/ Michael G. Corrigan Michael G. Corrigan	Director	April 7, 2006
/s/ John E. Conlin John E. Conlin	Director	April 7, 2006
/s/ Brian McNeill Brian McNeill	Director	April 7, 2006

Schedule I

ACME Communications, Inc. (Parent Company) Condensed Financial Information Balance Sheets (in thousands, except for share data)
	December 31, 2005	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$5	$;	204
Total current assets	5		204
Investment in and advances to subsidiaries	59,202		74,948
Total assets	$59,207		$75,152

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities	$--		$--

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no
shares issued or outstanding	--		--
Common stock, $.01 par value; 50,000,000 shares authorized,
16,772,415 shares issued and outstanding at December 31, 2005	168		168
and December 31, 2004, respectively
Additional paid-in capital	132,038		132,038
Accumulated deficit	(67,999)		(52,054)
Less: Treasury stock, at cost, 725,652 shares	(5,000)		(5,000)
Total stockholders' equity	59,207		75,152
Total liabilities and stockholders' equity	$59,207		$75,152

See notes to condensed financial statements.

Schedule I (Continued)

ACME Communications, Inc. (Parent Company) Condensed Statement of Operations (In thousands)
	For the Years Ended December 31,
	2005	2004	2003
Interest income	$1	$1	$--
Income before equity in the net income (loss) of subsidiaries	1	1	--
Equity in the net income (loss) of subsidiaries	(15,946)	(17,548)	74,968
Net income (loss)	$(15,945)	$(17,547)	$74,968

See notes to condensed financial statements.

Schedule I (Continued)

ACME Communications, Inc. (Parent Company) Condensed Statements of Stockholders' Equity (In thousands)
	Common Stock Shares Amount		Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2002	16,750	$168	$131,878	$(80)	$(109,475)	$--	$22,491
Exercise of stock options	17	--	120	--	--	--	120
Amortization of deferred compensation	--	--	--	46	--	--	46
Net income	--	--	--	--	74,968	--	74,968

Balance at December 31, 2003	16,767	168	131,998	(34)	(34,507)	--	97,625
Exercise of stock options	5	--	40	--	--	--	40
Amortization of deferred compensation	--	--	--	34	--	--	34
Purchase of treasury stock, at cost	--	--	--	--	--	(5,000)	(5,000)
Net loss	--	--	--	--	(17,547)	--	(17,547)

Balance at December 31, 2004	16,772	168	132,038	--	(52,054)	(5,000)	75,152
Net loss	--	--	--	--	(15,945)	--	(15,945)
Balance at December 31, 2005	16,772	$168	$132,038	$--	$(67,999)	$(5,000)	$59,207

See notes to the condensed financial statements.

Schedule I (Continued)

ACME Communications, Inc. (Parent Compnay) Condensed Statement of Cash Flows (In thousands)
	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(15,945)	$(17,547)	$74,968
Adjustments to reconcile net loss to net cash provided by
operating activities:
Equity in net (income) loss of subsidiary	15,946	17,548	(74,968)
Changes in assets and liabilities
Decrease in accounts payable	--	--	(9)
Net cash provided by (used in) operating activities	1	1	(9)
Cash flows provided by investing activities:
Investments in and advances to subsidiaries	(200)	--	--
Net cash used in investing activities	(200)	--	--
Cash flows from financing activities:
Proceeds from stock option exercises	--	40	120
Net cash provided by financing activities	--	40	120

Net increase (decrease) in cash	(199)	41	111
Cash and cash equivalents at beginning of period	204	163	52
Cash and cash equivalents at end of period	$5	$204	$163

Supplemental disclosures of cash flow information:
Cash Payments for:
Interest	$--	$--	$--
Taxes	$--	$--	$--

See notes to condensed financial statements.

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

         ACMECommunications, Inc. was formed on July 23, 1999, in preparation for and in conjunction with an initial public offering of its stock.

         During 2002, the Company’s subsidiaries, accounted for on the equity method, entered into transactions to sell their St. Louis and Portland stations. The sales were completed on March 21, 2003. On August 4, 2005, the Company’s subsidiary announced that it had entered into an agreement to sell its Salt Lake City station. That sale closed on April 4, 2006 (see Note 14 in the Consolidated Financial Statements included in Item 8 of this filing). The results of operations for these stations have been reported as discontinued operations in the consolidated financial statements.

         The accompanying condensed financial statements are presented for ACME Communications, Inc.

2. Cash Dividends

         There have been no cash dividends declared by the Company.

3. Revolving Credit Facility, Second-Lien Term Loan and Restricted Assets

         The Company’s wholly-owned indirect subsidiary, ACME Television, LLC, is a borrower under a revolving credit facility and a second-lien term loan, both of which restrict the distribution of any dividends or assets from ACME Television to its direct or indirect parents. The net assets of ACME Television at December 31, 2005 were approximately $53.0 million.

4. Reclassifications

         Certain amounts previously reported have been reclassified to conform to the 2004 financial statement presentation.

Schedule II

ACME Communications, Inc.

VALUATION AND QUALIFYING ACCOUNTS

For The Years Ended December 31, 2004 and 2003 and 2002

(In thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Transfer to Assets Held For Sale	Balance at End of Period
Year ended December 31, 2005	$839	327	333	(125)	$708
Year ended December 31, 2004	$770	347	278	--	$839
Year ended December 31, 2003	$920	498	648	--	$770

EXHIBIT INDEX

Exhibit Number	Description
3.1 (1)	Form of Restated Certificate of Incorporation of ACME Communications, Inc.
3.2 (1)	Form of Restated Bylaws of ACME Communications, Inc.
4.1 (1)	Form of Stock Certificate of ACME Communications, Inc.
10.1 (2)	Employment Agreement, dated October 5, 1999, by and between ACME Communications, Inc. and Douglas Gealy.
10.2 (2)	Employment Agreement, dated October 5, 1999, by and between ACME Communications, Inc. and Thomas Allen.
10.3 (2)	Consulting Agreement, dated October 5, 1999, by and between ACME Communications, Inc. and Jamie Kellner.
10.4 (3)	Employment Agreement, dated October 21, 2004 by and between ACME Communications, Inc. and Edward Danduran.
10.5 (4)	Employment Agreement, dated October 21, 2004 by and between ACME Communications, Inc. and Edward Danduran.
10.5 (4)	Loan and Security Agreement by and among ACME Television, LLC, the Lenders that are signatories thereto and Fortress Credit Corp., as Arranger and Administrative Agent, dated November 8, 2004.
10.6 (5)	1999 Stock Incentive Plan
10.7 (6)	Stock Purchase Agreement among ACME Communications, Inc., ACME Television, LLC and Tribune Broadcasting Company dated December 27, 2002.
10.8 (6)	Asset Purchase Agreement among ACME Communications, Inc., ACME Television of
Oregon, LLC, ACME Television, Licenses of Oregon, Tribune Broadcasting Company and
Tribune Radio Denver, Inc. dated December 27, 2002.

10.9 (1)	Form of Registration Rights Agreement, by and among ACME Communications, Inc. and parties on the signature page thereto.
10.10 (7)	First Amendment to Employment Agreement between Douglas Gealy and ACME Communications, Inc. dated August 26, 2003.
10.11 (7)	First Amendment to Employment Agreement between Thomas Allen and ACME Communications, Inc. dated August 26, 2003.
10.12 (7)	First Amendment to Consulting Agreement between Jamie Kellner and ACME Communications, Inc. dated August 26, 2003.
10.14 (8)	Form of Indemnification Agreement for Executive Officers and Directors
10.15 (3)	First Amendment to the Second Amended and Restated Loan Agreement by and among
ACME Television, LLC, the Lenders that are signatories thereto and Wells Fargo
Foothill, Inc., as Arranger and Administrative Agent, dated March 9, 2005.

10.16 (9)	Asset Purchase Agreement Dated August 8, 2005 between ACME Television of Utah,
LLC, ACME Television Licenses of Utah, LLC, Clear Channel Broadcasting, Inc.
and Clear Channel Broadcasting Licenses, Inc.

10.17 (9)	Second Amendment to the Loan and Security Agreement by and among ACME Television,
LLC, the Lenders that are signatories thereto and Fortress Credit Corp., as
Arranger and Administrative Agent, dated November 7, 2005.

10.18	Agreement between ACME Television, LLC and The CW Network dated March 9, 2006.**
10.19	Agreement between ACME Television of New Mexico, LLC and MyNetworkTV dated March 10, 2006.
10.20 (10)	Third Amendment to the Second Amended and Restated Loan and Security Agreement by and among ACME Television,
LLC, the Lenders that are signatories thereto and Fortress Credit Corp., as
Arranger and Administrative Agent, dated March 28, 2006.

10.21 (10)	Third Amended and Restated Loan Agreement by and among ACME Television, LLC, the
Lenders that are signatories thereto and Wells Fargo Foothill, Inc., as Arranger and Administrative Agent, dated March 28, 2006.

23.1	Consent of KPMG LLP.
24.1	Power of Attorney (contained on "Signatures" page).
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended
32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1, File No. 333-84191, filed on September 29, 1999.

(2)	Incorporated by reference to ACME Communications, Inc.‘s Annual Report on Form 10-K for the year ended December 31, 1999.

(3)	Incorporated by reference to ACME Communications, Inc.‘s Annual Report on Form 10-K for the year ended December 31, 2004.

(4)	Incorporated by reference to ACME Communications, Inc.‘s Current Report on Form 8-K filed on November 12, 2004.

(5)	Incorporated by reference to ACME Communications, Inc.‘s Registration Statement on Form S-8 filed on April 12, 2002.

(6)	Incorporated by reference to ACME Communications, Inc.‘s Current Report on Form 8-K filed on December 31, 2002.

(7)	Incorporated by reference to ACME Communications, Inc.‘s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(8)	Incorporated by reference to ACME Communications, Inc.‘s Annual Report on Form 10-K for the year ended December 31, 2003.

(9)	Incorporated by reference to ACME Communications, Inc.‘s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

(10)	Incorporated by reference to ACME Communications, Inc.‘s Report on on Form 8-K filed on April 7, 2006

**	portions of the exhibit have been omitted pursuant to the Company’s request for confidential treatment.