Form 10-Q
period 2006-03-31
ACME COMMUNICATIONS INC
filed 2006-05-15
CIK 1092013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ] No  [X]

     As of May 12, 2006, ACME Communications, Inc. had 16,046,763 shares of common stock outstanding.

ACME Communications, Inc. and Subsidiaries Consolidated Balance Sheets (in thousands, except share data)
	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,146	$1,141
Restricted cash	50	50
Accounts receivable, net	8,329	8,907
Current portion of programming rights	5,819	6,763
Prepaid expenses and other current assets	844	620
Assets held for sale	19,255	20,016
Total current assets	35,443	37,497
Property and equipment, net	23,505	24,609
Programming rights, net of current portion	10,246	9,724
Goodwill, net	16,583	16,583
Broadcast licenses, net	66,636	66,636
Other assets	4,093	3,567
Total assets	$156,506	$158,616

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,382	$3,542
Accrued liabilities	5,866	5,945
Current portion of programming rights payable	6,329	6,921
Current portion of obligations under lease	48	47
Income taxes payable	129	91
Notes payable under revolving credit facility	8,500	8,500
Notes payable under second-lien term loan	10,000	10,000
Liabilities held for sale	6,660	7,539
Total current liabilities	40,914	42,585
Programming rights payable, net of current portion	10,892	10,806
Obligations under lease, net of current portion	883	895
Other liabilities	55	56
Deferred income taxes	10,481	9,795
Notes payable under revolving credit facility	37,049	24,540
Notes payable under second-lien term loan	--	10,000
Total liabilities	100,274	98,677

Minority interest	687	732

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares
authorized, no shares issued or outstanding	--	--
Common stock, $.01 par value; 50,000,000 shares authorized, 16,772,415
shares issued and outstanding at March 31, 2006 and December 31, 2005	168	168
Additional paid-in capital	132,130	132,038
Accumulated deficit	(71,753)	(67,999)
Less: Treasury stock, at cost; 725,652 shares	(5,000)	(5,000)
Total stockholders' equity	55,545	59,207

Total liabilities and stockholders' equity	$156,506	$158,616

See the notes to the consolidated financial statements

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Operations (Unaudited) (In thousands, except per share data)
	Three Months Ended March 31,
	2006	2005
Net revenues	$10,636	$9,643
Operating expenses:
Cost of service:
Programming, including program amortization	4,171	4,133
Other costs of service (excluding depreciation and amortization of $1,155 and
$1,156 for the three months ended March 31, 2006 and 2005, respectively)	1,575	1,561
Selling, general and administrative expenses	4,037	3,921
Depreciation and amortization	1,168	1,167
Corporate expenses	881	833
Operating expenses	11,832	11,615

Operating loss	(1,196)	(1,972)
Other income (expenses):
Interest income	5	2
Interest expense	(1,505)	(743)
Other, net	(8)	13
Loss from continuing operations before income taxes and minority interest	(2,704)	(2,700)
Income tax expense, continuing operations	(739)	(890)
Loss from continuing operations before minority interest	(3,443)	(3,590)
Minority interest	230	182
Loss from continuing operations	(3,213)	(3,408)
Discontinued operations:
Loss from discontinued operations	(541)	(1,169)
Income tax benefit (expense)	--	--
Loss from discontinued operations	(541)	(1,169)
Net loss	$(3,754)	$(4,577)

Net loss per share, basic and diluted
Continuing operations	$(0.20)	$(0.21)
Discontinued operations	(0.03)	(0.07)
Net loss per share	$(0.23)	$(0.29)

Weighted average basic and diluted common shares outstanding	16,047	16,047

See the notes to the consolidated financial statements

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity (Unaudited) (In thousands)
	Common Stock Shares Amount		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2005	16,772	$168	$132,038	$(67,999)	$(5,000)	$59,207

Stock-based compensation	--	--	92	--	--	92
Net loss	--	--	--	(3,754)	--	(3,754)

Balance at March 31, 2006	16,772	$168	$132,130	$(71,753)	$(5,000)	$55,545

See the notes to the consolidated financial statements

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited) (In thousands)
	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(3,754)	$(4,577)
Add: loss from discontinued operations	541	1,169
Adjustments to reconcile loss to net cash used in operating activities:
Minority interest	(230)	(182)
Provision for doubtful accounts receivable	138	110
Depreciation and amortization	1,168	1,167
Amortization of program rights	2,051	2,165
Amortization of prepaid financing costs	649	226
Stock-based compensation	92	--
Deferred income taxes	686	811
Changes in assets and liabilities:
Decrease in accounts receivables	262	837
Increase in prepaid expenses and other current assets	(192)	(232)
(Increase) decrease in other assets	5	(5)
Decrease in accounts payable	(262)	(716)
Decrease in accrued liabilities	(27)	(110)
Increase in income taxes payable	38	45
Payments of programming rights payable	(2,133)	(2,354)
Decrease in other liabilities	--	(21)
Net cash used in operating activities	(968)	(1,667)

Cash flows from investing activities:
Purchase of property and equipment	(133)	(378)
Proceeds from sale of assets	67	11
Net cash used in investing activities	(66)	(367)

See the notes to the consolidated financial statements

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Cash Flows (continued) (Unaudited) (In thousands)
	Three Months Ended March 31,
	2006	2005
Cash flows from financing activities:
Contributions by minority stockholer	$185	$358
Net borrowings under revolving credit facility	12,509	3,004
Payments on second-lien term loan	(10,000)	--
Payments of financing costs on credit facilities	(1,180)	(370)
Cash restricted as escrow deposits and collateral under capital lease facilities	--	14
Payments on capital lease obligations	(11)	(11)
Net cash provided by financing activities	1,503	2,995

Increase in net cash from continuing operations	469	961

Discontinued operations (revised - see Note 2):
Net cash used in operating activities	(464)	(923)
Net cash used in investing activities	--	(39)
Cash used in discontinued operations	(464)	(962)

Increase (decrease) in cash	5	(1)
Cash at beginning of period	1,141	1,679
Cash at end of period	$1,146	$1,678

Cash payments for:
Interest - continuing operations	$807	$423
Interest - allocated to discontinued operations	532	507
Total interest payments	$1,339	$930

Taxes	$16	$35

Non-cash transactions:
Program rights in exchange for program rights payable	$1,629	$(5)

See the notes to the consolidated financial statements

ACME Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(1) Formation and Description of the Business

Formation & Presentation

         ACME Communications, Inc. was formed on July 23, 1999, in preparation for and in conjunction with an initial public offering of its stock.

         On August 8, 2005, the Company announced that it had entered into an agreement to sell station KUWB serving the Salt Lake City marketplace to Clear Channel Broadcasting, Inc. (the “Clear Channel Transaction”). That transaction was completed on April 4, 2006 (see Note 9). In accordance with U.S. generally accepted accounting principles, the statement of operations and cash flows reflect the results of station KUWB as discontinued operations for both periods presented.

         The accompanying consolidated financial statements are presented for ACME Communications, Inc. (“ACME” or the “Company”) and its wholly-owned subsidiaries and The Daily Buzz, LLC. All significant intercompany accounts and transactions have been eliminated for all periods presented. Segment information is not presented since all of the Company’s revenues are attributed to a single reportable segment.

          The Company adopted the provisions of FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities”, effective January 1, 2004. On that same date, the Company’s joint venture (The Daily Buzz, LLC) with Emmis Communications (“Emmis”) to produce The Daily Buzz, a weekday morning three-hour television news show, became effective. Under the agreement, the Company made an initial contribution of property and equipment with an agreed fair value and book value of $750,000 and Emmis is required to contribute the next $750,000 in capital equipment purchased by the venture. At March 31, 2006, Emmis had contributed approximately $743,000 in capital equipment purchases. Until Emmis completes this equalizing contribution, under FIN 46R, the Company is deemed the primary beneficiary of the venture and accordingly, has consolidated the venture into its financial statements. The creditors of the venture have no recourse against the Company or Emmis. In accordance with FIN 46R, Emmis’ share of the net production costs which were funded through capital contributions to the venture during the three months ended March 31, 2006 and March 31, 2005 of $230,000 and $182,000, respectively, have been reflected as minority interest in the accompanying consolidated statement of operations.

Description of the Business

            ACME Communications is a holding company with no independent operations other than through its wholly-owned subsidiary, ACME Television. As of March 31, 2006, ACME Television, through its wholly-owned subsidiaries, owns and operates the following ten commercially licensed, full-power, broadcast television stations located throughout the United States, including KWBR in Roswell, New Mexico, which is a satellite station of KWBQ:

Station	Channel	Marketplace	Market Rank(1)	Network Affiliation
KUWB (2)	30	Salt Lake City, Utah	36	WB
KWBQ/KWBR	19/21	Albuquerque-Santa Fe, New Mexico	46	WB (3)
KASY	50	Albuquerque-Santa Fe, New Mexico	46	UPN (4)
WBXX	20	Knoxville, Tennessee	58	WB (3)
WBDT	26	Dayton, Ohio	59	WB (3)
WTVK	46	Ft. Myers-Naples, Florida	66	WB (3)
WIWB	14	Green Bay-Appleton, Wisconsin	69	WB (3)
WBUI	23	Champaign-Springfield-Decatur, Illinois	82	WB (3)
WBUW	57	Madison, Wisconsin	85	WB (3)

(1)	based on television households per Nielsen Market Research for the 2005 / 2006 season.
(2)	Station sold to Clear Channel Broadcasting, Inc. on April 4, 2006 (See Note 9).
(3)	Station becomes an affiliate of The CW Network in September 2006.
(4)	Station becomes an affiliate of MyNetworkTV in September 2006.

         In January 2006, CBS, Inc. and Warner Bros. Entertainment, Inc. announced that they were closing down their respective networks, UPN and The WB, effective September 2006 and were creating a jointly owned new network, The CW, which is scheduled to launch in September 2006. The CW will program the more popular shows on UPN and The WB plus others that the new network will develop. On March 9, 2006 the Company entered into an agreement with The CW to affiliate all of its WB Network affiliated stations with The CW when that network launches. The term of the new affiliation agreements are for up to ten years. KASY, the Company’s sole non-WB Network affiliated station, which is currently affiliated with UPN, entered into an agreement on March 10, 2006 with MyNetworkTV, a new start-up network owned by Newscorp’s Fox unit, which will also launch this September.

(2) Presentation of Interim Consolidated Financial Statements

         The accompanying consolidated financial statements for the three months ended March 31, 2006 and 2005 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to this Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position and the results of operations, and cash flows for these periods. As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financials statements do not include all disclosures and footnotes normally included with annual consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s 2005 Annual Report on Form 10-K filed with the SEC on April 14, 2006. The results of operations presented in the accompanying consolidated financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

         The Company has separately disclosed the operating, investing and financing portion of the cash flows attributable to its discontinued operations, which in the first quarter of 2005 was originally reported on a combined basis as a single amount.

         The accompanying consolidated balance sheet as of December 31, 2005 is derived from the audited consolidated financial statements included in the Company’s 2005 Annual Report.

(3) Discontinued Operations

         Net revenue for our discontinued operations for the three months ended March 31, 2006 and March 31, 2005, which were derived solely from the operations of station KUWB in Salt Lake City, were $1,597,000 and $1,695,000, respectively. Interest expense related to debt required to be repaid as a result of the sale of station KUWB has been allocated to discontinued operations. No other interest expense has been allocated to discontinued operations.

        Summarized balance sheet information, in thousands, related to station KUWB is as follows:

        Assets held for sale:

	March 31, 2006	December 31, 2005
Programming rights	$6,549	$7,295
Property and equipment, net	2,124	2,124
Goodwill, net	1,893	1,893
broadcast licenses, net	8,067	8,067
Other assets	622	637
Assets held for sale	$19,255	$20,016

         Liabilities held for sale:

	March 31, 2006	December 31, 2005
Programming liabilities	$6,660	$7,539

(4) Stock-Based Compensation

         On January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123R, “Share-Based Payment,” which revised SFAS 123, “Accounting for Stock-Based Compensation.” The Company adopted FAS 123R using the modified prospective transition method. Previously, the Company had followed APB 25, accounting for employee stock options at intrinsic value. Accordingly, during the three-month period ended March 31, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, we will recognize compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, we will recognize compensation expense using a straight-line amortization method. As FAS 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three-month period ended March 31, 2006 has been reduced for estimated forfeitures. For the three-month period ended March 31, 2006 stock-based compensation of $53,000 was recorded to selling, general and administrative expenses and $39,000 was recorded to corporate expenses. Due to the prospective adoption of SFAS No. 123R, results for prior period have not been restated.

         The Company has stock-based compensation plans under which directors, officers and other eligible employees receive stock option awards. The Company’s 1999 Stock Incentive Plan, as amended (the “Plan”), which was approved by shareholders in 2000, provides for the grant of stock options, stock appreciation rights, performance share awards and restricted stock awards. To date, only stock options have been granted under the Plan. Stock options have been issued to officers and other eligible employees and have also been issued to non-employee directors for their services as directors. The Plan reserved 4.2 million shares of common stock for issuance, of which approximately 1,736,000 shares were available for future grants as of March 31, 2006.

         Stock options are granted with an exercise price generally equal to, but in certain circumstances greater than, the market value of a share of our common stock on the date of grant. Except for grants to non-employee directors, a portion of which vested immediately, awards generally vest within three to five years of continuous service. All options granted to date have ten-year contractual terms from the date of grant. The compensation cost that has been charged against income for the Plan was $92,000 in the first quarter of 2006.

         The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the Company’s stock for the length of time corresponding to the expected term of the option. No expected dividend yield is used since the Company has not historically declared or paid dividends and no dividends are expected in the foreseeable future. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option. The Company did not grant any stock options during the three months ended March 31, 2006. The following weighted-average assumptions were used in calculating the fair value of stock options granted during the three months ended March 31, 2005 using the Black-Scholes option valuation model:

Expected term of option (in years)	3.00
Expected volatility factor	92.21%
Expected dividend yield	0.00%
Risk-free interest rate	3.50%

         A summary of stock option activity as of and for the quarter ended March 31, 2006, is presented below:

	Shares (in thousands)	Exercise Price Per Share *	Remaining Contractual Term * (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	2,467	$15.87
Granted	--	--
Exercised	--	--
Forfeited or expired	(3)	17.55

Outstanding at March 31, 2006	2,464	$15.87	5.79	$--

As of March 31, 2006:
Exercisable	1,542	$21.47	3.66	$--
Vested and expected to vest	2,419	$16.04	4.85	$--

* weighted average

         The weighted-average grant-date fair value of options granted during the first quarter of 2005 was $8.70 per share. No options were exercised during either the first quarter of 2006 or 2005. The fair value of stock options vested during the first quarter of 2006 was $76,000.

         The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock at March 31, 2006 for the options that were in-the-money at March 31, 2006. As of March 31, 2006, there was approximately $780,000 of unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the 1999 Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years.

         Prior to the adoption of FAS 123R, the Company provided the disclosures required under FAS 123, as amended by FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” Employee stock-based compensation expense recognized under FAS 123R was not reflected in our results of operations for the three-month period ended March 31, 2005 for employee stock option awards as all options were granted with an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The pro forma information for the three months ended March 31, 2005 is as follows:

Amounts in thousands, except per share data	For the Three Months Ended March 31, 2005
Net loss, as reported	$(4,577)
Add: Stock-based employee compensation expense
included in reported net loss	--
Deduct: Total stock-based compensation expense determined
under fair-value based method for all awards	(122)
Pro forma net loss	$(4,699)

Net loss per share, basic and diluted:
As reported	$(0.29)
Pro forma	$(0.29)

(5)  Income Taxes

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

(6) Notes Payable Under Revolving Credit Facility and Second-Lien Term Loan

         In November 2004, the Company’s senior credit agreement (the "Revolver") was amended to (a) increase maximum borrowings thereunder to $60.0 million, (b) reduce the borrowing rate, (c) modify and eliminate certain financial covenants and (d) extend the maturity date to November 2008. Concurrent with that amendment, the Company entered into a $20.0 million Second-Lien Term Loan (“SLTL”) agreement. The SLTL bears interest at LIBOR plus 7.00% and is due in May 2009.

         On March 29, 2006 the Company restructured its debt agreements, amending its Revolver to (a) eliminate all financial covenants, (b) reset maximum borrowings under the agreement to the lesser of $60 million or 50% of the aggregate appraised STAC (start-up station with an affiliation contract) values of the station group and (c) allow for an immediate borrowing of $10 million to reduce the SLTL outstanding borrowings from $20 million to $10 million. The amendment also provided that, upon the completion of the Clear Channel Transaction, the maturity date of the Revolver would be extended to May 2009, the Company would be allowed to repurchase up to $20 million of its common stock and would also be required to repay the remaining $10 million outstanding under the SLTL agreement and terminate the SLTL from the proceeds of that transaction. The SLTL credit agreement was amended to (a) eliminate financial covenants and (b) reduce the amount of the prepayment penalty under the agreement.

         Costs associated with the procuring or amendment of the Company’s credit facilities, including loan fees and related professional fees, are included in long-term other assets and are amortized on a straight-line basis over the term, including amended terms, of the facilities. Amortization of these costs is recorded as interest expense and approximates the result of the effective interest method. In connection with the payment of $10.0 million of the SLTL on March 29, 2006, we amortized half of the then remaining unamortized prepaid financing costs relating to the SLTL.

         As of March 31, 2006, there was approximately $45.5 million outstanding under the Revolver at an average interest rate of 9.49% per annum and $10.0 million outstanding under the SLTL at an average interest rate of 11.75%.

         On April 4, 2006, the Company completed the Clear Channel Transaction (see Note 9).

(7) Barter and Trade Transactions

         Revenue and expenses associated with barter agreements in which broadcast time is exchanged for programming rights are recorded at the estimated average rate of the airtime exchanged. Barter revenue amounted to $1,026,000 and $919,000 during the three-month periods ended March 31, 2006 and 2005, respectively. Trade transactions, which represent the exchange of advertising time for goods or services, are recorded at the estimated fair value of the products or services received based on comparable cash transactions. Barter and trade revenue is recognized when advertisements are broadcast. Merchandise or services received from airtime trade sales are charged to expense or capitalized and expensed when used.

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

         Stock options outstanding amounted to 2,464,096 shares at March 31, 2006 and 2,102,946 shares at March 31, 2005 and were not included in the computation of diluted EPS because an inclusion of such shares would have been anti-dilutive since there were net losses from continuing operations in all periods presented.

(9) Subsequent Events

         On April 4, 2006, the Company completed the Clear Channel Transaction and used $10 million of the $18.5 million gross proceeds it received to repay all of the outstanding borrowings under the SLTL and terminated that agreement. The remaining $8.5 million in gross proceeds was used to reduce outstanding borrowings under the Company’s senior credit facility. Maximum available additional borrowings under that facility as of April 4, 2006 were $16.9 million, which is net of approximately $1.9 million in lender reserves representing six-month projected cash interest expense.

         On May 12, 2006, the Company reached an agreement to sell WTVK, its Ft. Myers-Naples station, to Sun Broadcasting, Inc. for $45.0 million of cash in an asset sale. Consummation of the transaction is subject to approval by the Federal Communications Commission. The carrying amounts, as of March 31, 2006, of the major assets of the station that are included in the sale are programming rights of $1,904,000, property and equipment of $2,063,000, and intangible assets of $14,025,000 and the major liabilities being assumed by the buyer are programming rights payable of $1,987,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report on Form 10-Q.

Overview

         Our continuing stations are regionally diverse and range in size (based on television households) from the 46th through the 85th largest television markets in the nation. All but one of our stations are affiliates of The WB Television Network. Our second station in the Albuquerque – Santa Fe marketplace is a UPN affiliate.

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

         We operate in a somewhat cyclical business where revenues are generally highest during the fourth quarter of each year, primarily due to increased expenditures by advertisers in anticipation of holiday season consumer spending and an increase in viewership during this period. We generally pay commissions to advertising agencies on local, regional and national advertising and to national sales representatives on national advertising. Our revenues reflect deductions from gross revenues for commissions payable to advertising agencies and national sales representatives.

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

         Our business is increasingly affected by robust political spending in the even, biennial years. Because we have limited news product and appeal to a generally younger demographic than ABC, CBS and NBC affiliates, we do not benefit materially like those affiliates do from strong political advertising in our markets. However, we do benefit indirectly when heavy political spending limits our competitors’ commercial inventory and our stations usually end up increasing their share of non-political business during these times. Although there was limited political spending during the first three months of 2006 in our continuing markets, we expect that local and state elections in the spring and, to a greater extent, in the fall in certain of our markets will tighten inventory and allow us to gain market share of non-political advertising. During the first quarter of 2006, non-political advertising spending in our markets was up, on a weighted-average basis, approximately 7% compared to the first quarter of 2005. This increase was fueled by strong local advertising demand, which was up approximately 8% and rebounding national advertising demand which grew approximately 5%.

         In January 2006, CBS, Inc. and Warner Bros. Entertainment, Inc. announced they would be shutting down their UPN and WB Television Networks operations in September 2006 and then launching a jointly-owned new network, The CW. All of our continuing WB affiliated stations entered into affiliation agreements with The CW. Since it is expected that The CW will launch with a combination of the strongest performing shows from UPN and The WB, we expect that The CW will achieve higher ratings when it launches than either UPN or The WB has been achieving in recent years. This should bode well for our stations that will be affiliated with The CW and lead to higher revenues for those stations. Our lone UPN affiliate, station KASY serving the Albuquerque-Santa Fe marketplace, has entered into an affiliation agreement with MyNetworkTV, a new network of Newscorp’s Fox subsidiary, also launching in September 2006. MyNetworkTV’s programming lineup will consist of two one-hour telenovelas airing Monday through Saturday and because that new network allows its affiliates to retain and sell most of the commercial inventory in their prime-time shows, we are optimistic that KASY will also experience an increase in advertising revenue this fall.

         As disclosed in previous filings, the Company continues to believe that it will more likely be a seller than a buyer in future television station transactions. Although the merger and acquisition marketplace for television stations has been increasingly active over the past twelve months, we do not feel compelled to sell any of our station assets unless they can be sold at prices which we believe reflect appropriate fair values given what we expect will be an improvement in station profitability when The CW and MyNetworkTV launch this September.

Results of Operations

The Three Months Ended March 31, 2006 vs. March 31, 2005

         Net revenues increased 10% to $10.6 million for the first quarter of 2006 compared to $9.6 million for the same period a year ago. This increase reflects an increase of 10% growth in revenues at our continuing station group and a 21% growth in revenues at The Daily Buzz weekday morning news shows. Our station group growth was in turn driven by an improvement in our average in-market viewing share in the November 2005 sweeps and an average growth of approximately 7% in non-political market revenues compared to the first quarter of 2005.

         Operating expenses, individually and in total, increased only nominally in the first quarter of 2006 compared to the first quarter of 2005. Total operating expenses were $11.8 million in the 2006 period compared to $11.6 million for the first quarter of 2005, representing a 2% increase as we continue to focus on controlling our programming and other operating costs.

         Interest expense, net of interest expense allocated to discontinued operations, increased 103% to $1.5 million in the first quarter of 2006 compared to $743,000 in the first quarter of 2005. This increase reflects our higher debt balances at higher interest rates during the first quarter of 2006 compared to the first quarter 2005 and an increase of $423,000 in amortized prepaid financing costs.

         We recorded a tax expense for continuing operations of $739,000 during the first quarter of 2006, including a deferred tax expense of $686,000, compared to a tax expense of $890,000 in the corresponding quarter of 2005. This deferred tax expense relates to deferred tax liabilities associated with the amortization for tax purposes of our intangible assets.

         Minority interest income, which relates to our Daily Buzz joint venture with Emmis Communications, increased from $182,000 in the first quarter of 2005 to $230,000 for the first quarter of 2006 due primarily to increased depreciation expense allocated to our minority interest partner.

         Our net loss from continuing operations for the first quarter of 2006 was $3.2 million compared to a net loss of $3.4 million for the first quarter of 2005. Our net loss from discontinued operations, which includes an allocation of interest expense, was $541,000 for the first quarter of 2006 compared to $1.2 million for the first quarter of 2005. This reduced loss from discontinued operations was primarily attributable to lower programming costs, lower compensation expense on lower staffing levels and loss sharing by Clear Channel at KUWB.

Liquidity and Capital Resources

         Cash flow used by operating activities was $1.0 million for the three months ended March 31, 2006 compared to cash flow used by operating activities of $1.7 million for the first three months of 2005. This decrease in cash flow usage of $699,000 relates primarily to improved operating results at our continuing stations, net of increased cash interest payments of approximately $384,000.

         Cash flow used in investing activities during the three months of 2006 was $66,000 compared to $367,000 used during the first three months of 2005. This decrease in usage relates to lower first quarter 2006 capital expenditures compared to the first quarter of 2005 which included capital expenditures related to our conversion to high-definition broadcasting, which was completed in the fourth quarter of 2005.

         Cash flow provided by financing activities was approximately $1.5 million during both the first quarter of 2006, which included $1.0 million in fees to our lenders in connection with the restructuring described below, compared to $3.0 million for the first quarter 2005. Apart from the debt restructuring related lender fees, our net borrowings for the quarter were lower in the first quarter of 2006 than the corresponding period of 2005 because of improved operating results at our stations and lower capital expenditures.

             Cash used in operating activities of our discontinued operations during the first quarter of 2006, including allocated interest expense, was $464,000 compared to cash used in the first quarter of 2005 of $923,000. This decrease relates primarily to our reduced losses at KUWB during the current quarter and payments received under our shared services agreement with Clear Channel in connection with the pending sale. No cash was used in investing activities during the first quarter of 2006 compared to $39,000 used in the first quarter of 2005 related to capital expenditures. There were no financing cash activities for either the three months ended March 31, 2006 or 2005.

             On March 29, 2006, we restructured our revolving credit agreement (“Revolver”) and our second-lien term loan (“SLTL”). The amendment to our Revolver eliminated all financial covenants effective December 31, 2005, reset the maximum advances under the Revolver to the lesser of $60.0 million or 50% of the aggregate appraised STAC (“start-up stations with affiliation agreements”) and allowed us to borrow $10 million that same date to reduce the outstanding borrowings on our higher interest rate SLTL from $20 million to $10 million. In addition, upon the successful completion of the Clear Channel, the amendment extended the maturity date for the Revolver to May 2009, allows up to $20 million in stock repurchases and requires us to repay from the Clear Channel Transaction the final $10 million in outstanding balances under our SLTL and terminate that agreement. The amendment to our SLTL eliminated financial covenants effective December 31, 2005 and reduced our prepayment penalty.

         On April 4, 2006, we completed the Clear Channel Transaction and repaid the remaining balance of $10.0 million under the SLTL. The remaining $8.5 million of the $18.5 million KUWB sales proceeds were used to reduce our outstanding borrowings under our Revolver. As of April 4, 2006, our outstanding borrowings under the Revolver were $37.5 million and our available credit, net of a lender reserve for six-months of cash interest expense of approximately $1.9 million, was $16.9 million.

         Although the completion of our sale of KUWB reduced our debt and our operating losses, we continue to be a net borrower with cash operating losses, including interest expense, capital expenditures and current state taxes being funded by our Revolver. Our amended Revolver contains a provision that upon the occurrence of an event or condition that has a material adverse change on our business (a “MAC”), the lenders can refuse to make additional advances under the facility. Accordingly, if a MAC occurs in the future, we might not have access to funds under our Revolver which may be necessary for us to meet our obligations, including cash interest payable to the lenders, as they become due. If we fail to meet such obligations as they become due, the lenders could claim a default and accelerate all amounts due under the senior credit facility. Although we believe it unlikely that such a MAC might occur, if it did and if the lenders stopped funding us under the Revolver, we also have the ability to sell select stations, even if at less than full price. We would also explore the options of replacing the Revolver or raising additional equity. There is no guarantee that such other means of raising capital will be at terms acceptable to us, and accordingly current stockholders could be adversely affected by such financings.

         On May 12, 2006, we entered into an agreement with Sun Broadcasting, Inc. to sell our station WTVK in Ft. Myers-Naples, Florida for $45.0 million in an all-cash asset sale. We expect this transaction, which is subject to the approval of the Federal Communications Commission, to close by the end of the third quarter of 2006. We intend to use the net proceeds from this transaction to repay all of the outstanding borrowings under our Revolver. Based on the current STAC appraised values of the remaining stations, our maximum available borrowings under our Revolver after we repay all outstanding borrowings will be approximately $39.6 million. While WTVK has been a contributor to our operating cash flow over the past twelve months, the eliminated cash interest expense resulting from our debt reduction will far exceed the cash flow contributions of the station and, we believe, provide us with a less risky business model going forward.

Forward Looking Statements

          This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “expect,” “believe,” ‘should’, “hopeful”, “intend”or “might” or the negative of such terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and the television broadcast industry’s actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. Actual results in the future could differ materially and adversely from those described in the forward-looking statements as a result of various important factors, including (but not limited to)aren’t these big risks — a further than expected decline in programming investment from The WB Network and UPN as they wind down, less than expected ratings from The CW Network, the impact of changes in national and regional economies, including advertising demand, pricing fluctuations in local and national advertising, volatility in programming costs and the other risk factors set forth in the Company’s 2005 Form 10-K filed with the Securities and Exchange Commission on April 14, 2006.

          We undertake no duty to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.

Critical Accounting Policies and Estimates

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to broadcast rights, bad debts, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are fully disclosed in our 2005 Annual Report on Form 10-K filed with the SEC on April 14, 2006. There have been no material changes to these policies during the quarter ended March 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company’s credit facilities have variable interest rates. Accordingly, the Company’s interest expense could be materially affected by future fluctuations in the applicable interest rates. At March 31, 2006, the Company had aggregate outstanding borrowings of $55.5 million under its credit facilities at an effective annual borrowing rate of 9.93%. Based on the outstanding borrowings at March 31, 2006, a 1% increase in our effective borrowing rate would increase our annual interest expense by approximately $555,000.

Item 4. Controls and Procedures

         Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of March 31, 2006, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on our aforementioned evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective.

         There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors

         There have been no material changes in the risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        None.

Item 5. Other Information

         On May 12, 2006 the Company entered into a definitive agreement to sell its station in the Ft. Myers – Naples, Florida market.

Item 6. Exhibits

3.1	Certificate of Incorporation of ACME Communications, Inc. (1)
3.2	Form of Restated Bylaws of ACME Communications, Inc. (1)
10.1	Asset Purchase Agreement Dated May 12, 2006 between ACME Television of Florida, LLC, ACME Television Licenses of Florida, LLC and Sun Broadcasting, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1/A, File No. 333-84191, filed on September 29, 1999.

SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2006	ACME Communications, Inc. By: /s/ Thomas D. Allen Thomas D. Allen Executive Vice President, CFO & Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of ACME Communications, Inc. (1)
3.2	Form of Restated Bylaws of ACME Communications, Inc.(1)
10.1	Asset Purchase Agreement Dated May 12, 2006 between ACME Television of Florida, LLC, ACME Television Licenses of Florida, LLC and Sun Broadcasting, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1/A, File No. 333-84191, filed on September 29, 1999.