Form 10-Q
period 2006-06-30
ACME COMMUNICATIONS INC
filed 2006-08-15
CIK 1092013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ] No  [X]

     As of August 14, 2006, ACME Communications, Inc. had 16,046,763 shares of common stock outstanding.

ACME Communications, Inc. and Subsidiaries Consolidated Balance Sheets (in thousands, except share data) (Unaudited)
	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$2,177	$1,141
Restricted cash	50	50
Accounts receivable, net	7,845	8,907
Current portion of programming rights	5,830	5,874
Prepaid expenses and other current assets	591	620
Assets held for sale	17,630	37,915
Total current assets	34,123	54,507
Property and equipment, net	20,554	22,432
Programming rights, net of current portion	14,025	8,915
Goodwill, net	14,721	14,721
Broadcast licenses, net	54,474	54,474
Other assets	2,483	3,567
Total assets	$140,380	$158,616

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,147	$3,542
Accrued liabilities	5,619	5,945
Current portion of programming rights payable	6,017	5,820
Current portion of obligations under lease	49	47
Income taxes payable	123	91
Notes payable under revolving credit facility	38,285	8,500
Notes payable under second-lien term loan	--	10,000
Liabilities held for sale	1,612	9,364
Total current liabilities	53,852	43,309
Programming rights payable, net of current portion	14,818	10,082
Obligations under lease, net of current portion	871	895
Other liabilities	33	56
Deferred income taxes	10,814	9,795
Notes payable under revolving credit facility	--	24,540
Notes payable under second-lien term loan	--	10,000
Total liabilities	80,388	98,677

Minority interest	601	732

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares
authorized, no shares issued or outstanding	--	--
Common stock, $.01 par value; 50,000,000 shares authorized, 16,772,415
shares issued and outstanding at June 30, 2006 and December 31, 2005	168	168
Additional paid-in capital	132,216	132,038
Accumulated deficit	(67,993)	(67,999)
Less: Treasury stock, at cost; 725,652 shares	(5,000)	(5,000)
Total stockholders' equity	59,391	59,207

Total liabilities and stockholders' equity	$140,380	$158,616

See the notes to the consolidated financial statements

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Operations (Unaudited) (In thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenues	$9,491	$8,957	$18,085	$17,028

Operating expenses:
Cost of service:
Programming, including program amortization	3,573	3,531	7,207	7,033
Other costs of service (excluding depreciation and amortization of $1,029 and $1,171 for the three months ended and $2,082 and $2,216 for the
six months ended June 30, 2006 and 2005, respectively)	1,514	1,529	2,848	2,853
Selling, general and administrative expenses	3,305	3,159	6,675	6,467
Depreciation and amortization	1,042	1,181	2,095	2,237
Corporate expenses	920	799	1,801	1,632
Operating expenses	10,354	10,199	20,626	20,222

Operating loss	(863)	(1,242)	(2,541)	(3,194)
Other income (expenses):
Interest income	28	1	33	3
Gain on sale of assets	69	1,202	69	1,202
Other, net	(60)	(9)	(68)	4
Loss from continuing operations before income taxes and minority interest	(826)	(48)	(2,507)	(1,985)
Income tax expense	(258)	(168)	(898)	(959)
Loss from continuing operations before minority interest	(1,084)	(216)	(3,405)	(2,944)
Minority interest	233	130	463	312
Loss from continuing operations	(851)	(86)	(2,942)	(2,632)
Discontinued operations (Note 3):
Income (loss) from discontinued operations	4,709	(1,640)	3,145	(3,573)
Income tax expense	(98)	(98)	(197)	(197)
Income (loss) from discontinued operations	4,611	(1,738)	2,948	(3,770)
Net income (loss)	$3,760	$(1,824)	$6	$(6,402)

Net income (loss) per share, basic and diluted
Continuing operations	$(0.05)	$(0.01)	$(0.18)	$(0.16)
Discontinued operations	0.29	(0.11)	0.18	(0.23)
Net income (loss) per share	$0.23	$(0.11)	$0.00	$(0.40)

Weighted average basic and diluted common shares outstanding	16,047	16,047	16,047	16,047

See the notes to the consolidated financial statements

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity (Unaudited) (In thousands)
	Common Stock Shares Amount		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2005	16,772	$168	$132,038	$(67,999)	$(5,000)	$59,207

Stock-based compensation	--	--	178	--	--	178
Net income	--	--	--	6	--	6

Balance at June 30, 2006	16,772	$168	$132,216	$(67,993)	$(5,000)	$59,391

See the notes to the consolidated financial statements

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited) (In thousands)
	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$6	$(6,402)
Add (less): Loss (income) from discontinued operations	(2,948)	3,770
Adjustments to reconcile income (loss) to net cash used in operating activities:
Minority interest	(463)	(312)
Provision for doubtful accounts receivable	153	214
Depreciation and amortization	2,095	2,237
Amortization of program rights	3,354	3,435
Stock-based compensation	178	--
Gain on sale of assets	(69)	(1,202)
Deferred income taxes	822	855
Changes in assets and liabilities:
(Increase) decrease in accounts receivables	(526)	91
Increase in prepaid expenses and other current assets	(6)	--
(Increase) decrease in other assets	73	(163)
Decrease in accounts payable	(597)	(613)
Increase in accrued liabilities	22	268
Increase (decrease) in income taxes payable	32	(19)
Payments of programming rights payable	(3,487)	(3,828)
Decrease in other liabilities	(23)	(45)
Net cash used in operating activities	(1,384)	(1,714)

Cash flows from investing activities:
Purchase of property and equipment	(275)	(825)
Investment in construction permit	--	(60)
Proceeds from sale of assets	1,180	1,500
Proceeds from sale of assets-discontinued operations	18,439	--
Net cash provided by investing activities	19,344	615

See the notes to the consolidated financial statements

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Cash Flows (continued) (Unaudited) (In thousands)
	Six Months Ended June 30,
	2006	2005
Cash flows from financing activities:
Cash contributions by minority stockholder	$332	$537
Borrowings under revolving credit facility	13,000	3,974
Payments on revolving credit facility	(7,755)	--
Payments on second-lien credit facility	(20,000)	--
Cash restricted as escrow deposits and collateral under capital lease facilities	--	14
Payments on capital lease obligations	(22)	(21)
Net cash provided by (used in) financing activities	(14,445)	4,504

Increase in net cash from continuing operations	3,515	3,405

Discontinued operations (revised - see Note 2):
Net cash used in operating activities	(1,160)	(3,488)
Net cash used in investing activities	(14)	(171)
Net cash used in financing activities	(1,305)	(336)
Cash used in discontinued operations	(2,479)	(3,995)

Increase (decrease) in cash	1,036	(590)
Cash at beginning of period	1,141	1,679
Cash at end of period	$2,177	$1,089

Cash payments for:
Interest (allocated to discontinued operations)	$2,647	$2,237
Taxes	$44	$123

Non-cash transactions:
Program rights in exchange for program rights payable	$8,420	$311

See the notes to the consolidated financial statements

ACME Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(1) Formation and Description of the Business

Formation & Presentation

         ACME Communications, Inc. was formed on July 23, 1999, in preparation for and in conjunction with an initial public offering of its stock.

         On August 8, 2005, the Company announced that it had entered into an agreement to sell station KUWB serving the Salt Lake City marketplace to Clear Channel Broadcasting, Inc. (the “Clear Channel Transaction”). That transaction was completed on April 4, 2006. On May 15, 2006, the Company announced that it had entered into an agreement to sell station WTVK serving the Ft. Myers – Naples marketplace to Sun Broadcasting, Inc. for $45.0 million in an all-cash transaction and we expect that transaction to close by the end of 2006. In accordance with U.S. generally accepted accounting principles, the statement of operations and cash flows reflect the results of stations KUWB and WTVK as discontinued operations for all periods presented.

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

          The Company adoptedthe provisions of FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities”, effective January 1, 2004. On that same date, the Company’s joint venture (The Daily Buzz, LLC) with Emmis Communications (“Emmis”) to produce The Daily Buzz, a weekday morning three-hour television news show, became effective. The Company is deemed the primary beneficiary of the venture and accordingly has consolidated the venture into its financial statements. The creditors of the venture have no recourse against the Company or Emmis. In accordance with FIN 46R, Emmis’ share of the net loss of the venture during the six months ended June 30, 2006 and June 30, 2005 of $463,000 and $312,000, respectively, have been reflected as minority interest in the accompanying consolidated statement of operations. In the event that the Company ceases to be deemed the primary beneficiary of the venture in the future, then the venture will be deconsolidated.

Description of the Business

         ACME Communications is a holding company with no independent operations other than through its wholly-owned subsidiary, ACME Television. As of June 30, 2006, ACME Television, through its wholly-owned subsidiaries, owns and operates the following nine commercially licensed, full-power, broadcast television stations located throughout the United States, including KWBR in Roswell, New Mexico, which is a satellite station of KWBQ:

Station	Channel	Marketplace	Market Rank(1)	Network Affiliation
KWBQ/KWBR	19/21	Albuquerque-Santa Fe, New Mexico	46	WB (3)
KASY	50	Albuquerque-Santa Fe, New Mexico	46	UPN (4)
WBXX	20	Knoxville, Tennessee	58	WB (3)
WBDT	26	Dayton, Ohio	59	WB (3)
WTVK (2)	46	Ft. Myers-Naples, Florida	66	WB (3)
WIWB	14	Green Bay-Appleton, Wisconsin	69	WB (3)
WBUI	23	Champaign-Springfield-Decatur, Illinois	82	WB (3)
WBUW	57	Madison, Wisconsin	85	WB (3)

(1)	based on television households per Nielsen Market Research for the 2005 / 2006 season.
(2)	Station Subject to sale (see Note 3).
(3)	Station becomes an affiliate of The CW Network in September 2006.
(4)	Station becomes an affiliate of MyNetworkTV in September 2006.

         In January 2006, CBS, Inc. and Warner Bros. Entertainment, Inc. announced that they were closing their respective networks, UPN and The WB, effective September 2006 and were creating a jointly owned new network, The CW, which is scheduled to launch in September 2006. The CW will program the more popular shows on UPN and The WB plus others that the new network will develop. On March 9, 2006 the Company entered into an agreement with The CW to affiliate all of its WB Network affiliated stations with The CW when that network launches. The term of the new affiliation agreements are for up to ten years. KASY, the Company’s sole non-WB Network affiliated station, which is currently affiliated with UPN, entered into an agreement on March 10, 2006 with MyNetworkTV, a new start-up network owned by Newscorp’s Fox unit, which will also launch this September.

(2) Presentation of Interim Consolidated Financial Statements

         The accompanying consolidated financial statements for the three and six months ended June 30, 2006 and 2005 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to this Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position and the results of operations, and cash flows for these periods. As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financials statements do not include all disclosures and footnotes normally included with annual consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s 2005 Annual Report on Form 10-K filed with the SEC on April 14, 2006. The results of operations presented in the accompanying consolidated financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

         The Company has separately disclosed the operating, investing and financing portion of the cash flows attributable to its discontinued operations.

         The accompanying consolidated balance sheet as of December 31, 2005 is derived from the audited consolidated financial statements included in the Company’s 2005 Annual Report.

(3) Discontinued Operations

         As described in Note (1), the Company’s station KUWB serving the Salt Lake City marketplace (sold on April 4, 2006) and its station WTVK serving the Ft. Myers – Naples marketplace (sale pending) have been treated as discontinued operations. Selected operating results from these discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenues	$1,899	$3,353	$5,538	$6,620

Loss from operations, before gain on sale
and income tax expense	(1,198)	(1,640)	(2,762)	(3,573)
Gain on sale of assets	5,907	--	5,907	--
Income tax expense	(98)	(98)	(197)	(197)

Income (loss) from discontinued operations	$4,611	$(1,738)	$2,948	$(3,770)

         Interest expense related to debt required to be repaid from proceeds as a result of the sale of stations KUWB and WTVK is allocable to the Company’s discontinued operations. Since these proceeds exceed the amount of borrowings outstanding for all periods presented, all of the Company’s interest for all periods presented has been allocated to discontinued operations.

         Summarized balance sheet information, in thousands, related to stations KUWB (as of December 31, 2005) and WTVK (as of June 30, 2006 and December 31, 2005) is as follows:

         Assets held for sale:

	June 30, 2006	December 31, 2005
Programming rights	$1,616	$8,993
Property and equipment, net	1,989	4,301
Goodwill, net	1,863	3,755
broadcast licenses, net	12,162	20,229
Other assets	--	637
Assets held for sale	$17,630	$37,915

         Liabilities held for sale:

	June 30, 2006	December 31, 2005
Programming liabilities	$1,612	$9,364
Deferred income taxes	2,121	1,924

Liabilities held for sale	$3,733	$11,288

(4) Stock-Based Compensation

         On January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123R, “Share-Based Payment,” (“FAS 123R”) which revised SFAS 123, “Accounting for Stock-Based Compensation.” The Company adopted FAS 123R using the modified prospective transition method. Previously, the Company had followed APB 25, accounting for employee stock options at intrinsic value. Accordingly, during the three-month and six-month periods ended June 30, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, we will recognize compensation expense based on the estimated grant date fair value using the Black-Scholes valuation model. For these awards, we will recognize compensation expense using a straight-line amortization method. As FAS 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three-month and six-month periods ended June 30, 2006 has been reduced for estimated forfeitures. For the three-month and six-month periods ended June 30, 2006 stock-based compensation of $41,000 and $82,000, respectively, were recorded to selling, general and administrative expenses and $39,000 and $85,000, respectively, were recorded to corporate expenses. Stock-based compensation included in discontinued operations for the three and six-month periods ended June 30, 2006 was $6,000 and $11,000, respectively. Due to the prospective adoption of SFAS No. 123R, results for prior period have not been restated.

         The Company has stock-based compensation plans under which directors, officers and other eligible employees receive stock option awards. The Company’s 1999 Stock Incentive Plan, as amended (the “Plan”), which was approved by shareholders in 2000, provides for the grant of stock options, stock appreciation rights, performance share awards and restricted stock awards. To date, only stock options have been granted under the Plan. Stock options have been issued to officers and other eligible employees and have also been issued to non-employee directors for their services as directors. The Plan reserved 4,200,000 shares of common stock for issuance, of which approximately 1,736,000 shares were available for future grants as of June 30, 2006.

         Stock options are granted with an exercise price generally equal to, but in certain circumstances greater than, the market value of a share of our common stock on the date of grant. Except for grants to non-employee directors, a portion of which vested immediately, awards generally vest within three to five years of continuous service. All options granted to date have ten-year contractual terms from the date of grant. The compensation cost that has been charged against income from continuing operations for the Plan in the three months and six months ended June 30, 2006 was $80,000 and $167,000, respectively.

         The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the Company’s stock for the length of time corresponding to the expected term of the option. No expected dividend yield is used since the Company has not historically declared or paid dividends and no dividends are expected in the foreseeable future. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option. The Company did not grant any stock options during the three months or six months ended June 30, 2006. There were no stock options granted during the three months ended June 30, 2005. Options on 30,000 shares were granted during the three months ended March 31, 2005 and the fair value of those options was $103,000. No options were exercised during either the six month period ended June 30, 2006 or June 30, 2005. The fair value of stock options vested during the three months and six months ended June 30, 2006 was $13,000 and $38,000, respectively.

         A summary of stock option activity as of and for the six months ended June 30, 2006, is presented below:

	Shares (in thousands)	Exercise Price Per Share *	Remaining Contractual Term * (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	2,467	$15.87
Granted	--	--
Exercised	--	--
Forfeited or expired	(7)	14.98

Outstanding at June 30, 2006	2,460	$15.87	5.54	$--

As of June 30, 2006:
Exercisable	1,541	$21.47	3.42	$--
Vested and expected to vest	2,416	$16.04	9.09	$--

         The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock at June 30, 2006 for the options that were in-the-money at June 30, 2006. As of June 30, 2006, there was approximately $694,000 of unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the 1999 Plan. That cost is expected to be recognized ratably over the next two years.

         Prior to the adoption of FAS 123R, the Company provided the disclosures required under FAS 123, as amended by FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” Employee stock-based compensation expense recognized under FAS 123R was not reflected in our results of operations for the three-month and six-month periods ended June 30, 2005 for employee stock option awards as all options were granted with an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The pro forma information for the three-month and six-month periods ended June 30, 2005 is as follows:

Amounts in thousands, except per share data	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported	$(1,824)	$(6402)
Add: Stock-based employee compensation expense
included in reported net loss	--	--
Deduct: Total stock-based compensation expense determined
under fair-value based method for all awards	(76)	(199)
Pro forma net loss	$(1,900)	$(6,601)

Net loss per share, basic and diluted:
As reported	$(0.11)	$(0.40)
Pro forma	$(0.12)	$(0.41)

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

(6) Notes Payable Under Revolving Credit Facility and Second-Lien Term Loan

         In November 2004, the Company’s senior credit agreement (the “Revolver”) was amended to (a) increase maximum borrowings thereunder to $60.0 million, (b) reduce the borrowing rate, (c) modify and eliminate certain financial covenants and (d) extend the maturity date to November 2008. Concurrent with that amendment, the Company entered into a $20.0 million Second-Lien Term Loan (“SLTL”) agreement. The SLTL bore interest at LIBOR plus 7.00% and was due in May 2009.

         On March 29, 2006 the Company restructured its debt agreements, amending its Revolver to (a) eliminate all financial covenants, (b) reset maximum borrowings under the agreement to the lesser of $60.0 million or 50% of the aggregate appraised STAC (start-up station with an affiliation sold in a compressed time period) values of the station group and (c) allow for an immediate borrowing of $10.0 million to reduce the SLTL outstanding borrowings from $20.0 million to $10.0 million. The SLTL credit agreement was amended to (a) eliminate financial covenants and (b) reduce the amount of the prepayment penalty under the agreement. Pursuant to the terms of that Revolver amendment, on April 4, 2006, when the Company completed the Clear Channel Transaction, (a) the maturity date of the Revolver was extended to May 2009, (b) the Company gained the right to make repurchases of its common stock in an aggregate amount up to the lesser of $20.0 million or 40% of the appraised STAC value of its stations and (c) the Company repaid the remaining $10.0 million outstanding under the SLTL and terminated that agreement. The balance of the Clear Channel Transaction sale proceeds were used to reduce outstanding borrowings under the Revolver.

         Costs associated with the procuring or amendment of the Company’s credit facilities, including loan fees and related professional fees, are included in long-term other assets and are amortized on a straight-line basis over the term, including amended terms, of the facilities. Amortization of these costs is recorded as interest expense and approximates the result of the effective interest method. In connection with the payment of $10.0 million of the SLTL on March 29, 2006, we amortized half of the then remaining unamortized prepaid financing costs relating to the SLTL on that date. On April 4, 2006, in connection with the payment of the remaining $10.0 million outstanding under the SLTL, we amortized the rest of the unamortized prepaid financing costs relating to that facility.

         As of June 30, 2006, there was approximately $38.3 million outstanding under the Revolver at an average interest rate of 10.31% per annum and our maximum borrowing allowed under the credit agreement is $56.0 million. Our remaining availability under the credit agreement at June 30, 2006, net of a required interest reserve of approximately $1.9 million, was approximately $15.8 million. Since the entire outstanding debt at June 30, 2006 will be required to be repaid from the proceeds of the Company’s pending sale of its station WTVK, the Company has classified this outstanding debt as a current liability.

(7) Barter and Trade Transactions

         Revenue and expenses associated with barter agreements in which broadcast time is exchanged for programming rights are recorded at the estimated average rate of the airtime exchanged. Barter revenue amounted to $874,000 and $837,000 during the three-month periods ended June 30, 2006 and 2005, respectively, and $1,724,000 and $1,615,000 for the six-month periods ended June 30, 2006 and 2005, respectively. Trade transactions, which represent the exchange of advertising time for goods or services, are recorded at the estimated fair value of the products or services received based on comparable cash transactions. Barter and trade revenue is recognized when advertisements are broadcast. Merchandise or services received from airtime trade sales are charged to expense or capitalized and expensed when used.

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

         Stock options outstanding amounted to 2,460,096 shares at June 30, 2006 and 2,021,446 shares at June 30, 2005 and were not included in the computation of diluted EPS because an inclusion of such shares would have been anti-dilutive since there were net losses from continuing operations in all periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report on Form 10-Q.

Overview

         Our continuing stations are regionally diverse and range in size (based on television households) from the 46th through the 85th largest television markets in the nation. All but one of our stations are currently affiliates of The WB Television Network. Our second station in the Albuquerque – Santa Fe marketplace is a UPN affiliate. Effective this September, all of our WB affiliates become CW Network affiliates and our UPN affiliate becomes a MyNetworkTV affiliate when those two new networks launch.

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

         We operate in a mildly seasonal business where revenues are generally highest during the fourth quarter of each year, primarily due to increased expenditures by advertisers in anticipation of holiday season consumer spending and an increase in viewership during this period. We generally pay commissions to advertising agencies on local, regional and national advertising and to national sales representatives on national advertising. Our revenues reflect deductions from gross revenues for commissions payable to advertising agencies and national sales representatives.

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

         In January 2006, CBS, Inc. and Warner Bros. Entertainment, Inc. announced they would be shutting down their UPN and WB Television Networks operations in September 2006 and then launching a jointly-owned new network, The CW. All of our continuing WB affiliated stations entered into affiliation agreements with The CW. In May 2006, The CW announced its fall programming schedule. As expected, The CW will launch with a combination of the most popular shows from UPN and The WB and most industry observers believe that The CW will achieve higher ratings in the 2006/2007 broadcast season than either UPN or The WB has been achieving in recent years. This should bode well for our stations that will be affiliated with The CW and lead to higher revenues for those stations. Our lone UPN affiliate, station KASY serving the Albuquerque-Santa Fe marketplace, has entered into an affiliation agreement with MyNetworkTV, a new network of Newscorp’s Fox subsidiary, also launching in September 2006. MyNetworkTV’s programming lineup will consist of two one-hour telenovelas airing Monday through Saturday and because that new network allows its affiliates to retain and sell most of the commercial inventory in their prime-time shows, we are optimistic that KASY will also experience an increase in advertising revenue this fall.

         Our business is increasingly affected by robust political spending in the even, biennial years. Because we have limited news product and appeal to a generally younger demographic than ABC, CBS and NBC affiliates, we do not benefit materially like those affiliates do from strong political advertising in our markets. However, we do benefit indirectly when heavy political spending limits our competitors’ commercial inventory and our stations usually end up increasing their share of non-political business during these times. Although there was limited political spending during the first six months of 2006 in our continuing markets, we expect that local and state elections in the fall in certain of our markets will tighten inventory and allow us to gain market share of non-political advertising. During the second quarter of 2006, non-political advertising spending in our markets was up, on a weighted-average basis, only 0.3% compared to the second quarter of 2005 and was up approximately 2% for the first six months of 2006 compared to the same period a year ago. We believe that continued competition for advertising revenues from other media, especially for national advertising budgets, was the primary reason for the small increase. We expect that advertising demand, excluding political advertising, during the third and fourth quarters of 2006 will grow only in the low single digit percentage range compared to the year earlier quarters. Furthermore, as the The WB and UPN networks continue to wind down in advance of The CW’s and My Network TV’s launches this September, both networks have pulled back on original programming and promotion which has adversely affected our prime time ratings and the ratings in the surrounding dayparts. This has served to moderate our overall revenue growth and while we are optimistic about The CW’s prospects and the likelihood of improved ratings and revenue from their prime time lineup, the third quarter of 2006 will represent a revenue challenge for us. We are hopeful that political spending in our markets for this fall’s election season will enable our stations to at least offset that ratings challenge by allowing us to grow our station’s market shares of non-political revenue.

         As disclosed in previous filings, the Company continues to believe that it will more likely be a seller than a buyer in future television station transactions. On April 4, 2006 we completed the sale of station KUWB serving the Salt Lake City marketplace and on May 15, 2006 we announced that we had reached an agreement to sell station WTVK, our station serving the Ft. Myers – Naples marketplace. The proceeds from our sale of KUWB were used to reduce outstanding borrowings under our credit facilities and we expect that the proceeds from our pending sale of WTVK, which we expect to be completed by the end of 2006, will be used to pay all of our outstanding debt under our Revolver. Upon completion of the WTVK sale, we expect to have no debt and approximately $7 – 8 million in cash on hand. Although the merger and acquisition marketplace for television stations has been increasingly active over the past twelve months, we do not feel compelled to sell any additional station assets unless they can be sold at prices which we believe reflect fair values.

Results of Operations

The Three Months Ended June 30, 2006 vs. June 30, 2005

         Net revenues increased 6% to $9.5 million for the second quarter ended June 30, 2006 compared to $9.0 million for the same period a year ago. This increase principally reflects an overall gain in market share of revenues of our station group as market revenues were basically level with a year ago.

         Programming expenses increased 1% to $3.6 million for the second quarter of 2006 compared to $3.5 million for the second quarter of 2005 due primarily to a 22% increase in costs of our Daily Buzz show, which resulted primarily from talent related salary increases. Other costs of service remained essentially flat at $1.5 million for both six-month periods. Selling, general and administrative costs increased 5% to $3.3 million compared to the prior year’s second quarter expense of $3.2 million primarily on higher provisions for cash-based incentive compensation and bad debt expense compared to the second quarter of 2005.

         Depreciation and amortization for the second quarter decreased 12% to $1.0 million, compared to $1.2 million in the second quarter of 2005 due to assets becoming fully depreciated over the past twelve months exceeding new assets placed into service during that period.

         Corporate expenses increased 15% to $920,000 for the second quarter of 2006 as compared to $799,000 for the second quarter of 2005 principally on higher professional fees.

         Our $69,000 gain in the second quarter of 2006 relates to the sale of our equity interest in CarSoup of Minnesota, Inc. in April 2006. In April 2005, we simultaneously acquired and then sold a construction permit in the Flint, Michigan marketplace and recognized a net gain on the sale of $1.2 million.

         We recorded a tax expense for continuing operations of $258,000 during the second quarter of 2006, including a deferred tax expense of $234,000, compared to a tax expense of $168,000 in the corresponding quarter of 2005. This deferred tax expense relates to deferred tax liabilities associated with the amortization for tax purposes of our intangible assets.

         Our minority interest income of $233,000 and $130,000 for the three months ended June 30, 2006 and June 30, 2005, respectively, relates to Emmis Communications’ share of the losses in our The Daily Buzz.

         Our net loss from continuing operations for the second quarter of 2006 was $851,000 compared to a net loss of $86,000 for the second quarter of 2005, which included a $1.2 million gain on the sale of our Flint construction permit.

         Our loss from discontinued operations before gain on sale and income tax expense was $1.2 million and $1.6 million for the second quarter of 2006 and 2005, respectively. Since the proceeds from the sale of these discontinued operations exceed the outstanding borrowings for all periods reported and the proceeds will be used to repay all of the Company’s outstanding debt, all of the Company’s interest expense has been allocated to discontinued operations. The reduced loss before gain on sale and income tax expense in 2006 compared to 2005 reflects improved station operating results and lower interest expense due principally to the repayment of outstanding debt of approximately $18.5 million on April 4, 2006 from the proceeds of the Clear Channel Transaction. Our gain on the sale of station KUWB’s assets was $5.9 million. The $98,000 of income tax expense for both the second quarters of 2006 and 2005 reflects the deferred tax relating to the amortization of intangibles for tax purposes attributable to WTVK.

         Net income for the second quarter of 2006 was $3.8 million compared to a loss of $1.8 million for the second quarter of 2005 due primarily to the gain on the sale of KUWB in April 2006 of $5.9 million, improved operating results of continuing operations and reduced operating losses of our discontinued operations.

The Six Months Ended June 30, 2006 vs. June 30, 2005

         Net revenues increased 6% to $18.1 million for the first six months of 2006 compared to $17.0 million for the same period a year ago. This increase reflects a 3% increase in our share of market non-political advertising revenues, which grew 2% during the first six months of 2006 compared to the year earlier period, and to a 15% increase in revenues at The Daily Buzz, principally on higher licensing fees.

         Programming expenses increased 2% to $7.2 million compared to $7.0 million for the first six months of 2005 due primarily to an increase in talent compensation at The Daily Buzz of $159,000. Other costs of service were essentially unchanged at $2.8 million for each period. Selling, general and administrative costs increased 3% to $6.7 million for the first six months of 2006 compared to $6.5 million for the year earlier period on higher sales related commissions, incentive compensation expense and expense recognized in 2006 for stock-based compensation.

         Depreciation and amortization for the six months ended June 30, 2006 decreased 6% to $2.1 million, compared to $2.2 million for the six months ended June 30, 2005. This decrease reflects more assets becoming fully depreciated compared to additions over the past twelve months.

         Corporate expenses increased 10% to $1.8 million for the first six months of 2006 as compared to $1.6 million for the first six months of 2005. This increase primarily reflects increased professional fees and expense recognized in 2006 for stock-based compensation.

         In April 2006, we sold our interest in CarSoup of Minnesota, Inc. for a $69,000 gain. In April 2005, we simultaneously acquired and then sold a construction permit in the Flint, Michigan marketplace and recognized a net gain on the sale of $1.2 million.

         We recorded a tax expense for continuing operations of $898,000, including a deferred tax expense of $822,000, during the first six months of 2006 compared to a tax expense of $959,000 in the corresponding six months of 2005. The deferred tax expense relates to deferred tax liabilities associated with the amortization for tax purposes of our intangible assets.

         Our loss from discontinued operations before gain on sale and income tax expense was $2.8 million and $3.6 million for the six months ended June 30, 2006 and 2005, respectively. The reduced loss before gain on sale and income tax expense in 2006 compared to 2005 reflects improved station operating results and lower interest expense due principally to the repayment of outstanding debt of approximately $18.5 million on April 4, 2006 from the proceeds of the Clear Channel Transaction. Our gain on the sale of station KUWB’s assets was $5.9 million. The $197,000 of income tax expense for the six months ended June 30, 2006 and 2005 reflects the deferred tax relating to the amortization of intangibles for tax purposes attributable to WTVK.

         Our net income for the first six months of 2006 was $6,000 compared to a net loss of $6.4 million for the first six months of 2005 due primarily to the gain on the sale of KUWB in April 2006 of $5.9 million, improved operating results of continuing operations and reduced operating losses of our discontinued operations.

Liquidity and Capital Resources

         Since the aggregate proceeds from the sale of KUWB and the expected proceeds from the sale of WTVK exceed our outstanding indebtedness for all periods presented, all interest expense and related payment for prepaid financing costs have been attributed to our discontinued operations.

         Cash flow used in operating activities was $1.4 million for the six months ended June 30, 2006 compared to cash flow used in operating activities of $1.7 million for the first six months of 2005. This decrease in cash flow used by operating activities of $330,000 relates primarily to the improved operating results at our continuing stations.

         Cash flow provided by investing activities during the first six months of 2006 was $19.3 million, which included $18.4 million in net proceeds from the sale of KUWB and $1.2 million in net proceeds from the sale of our equity interest in CarSoup of Minneapolis, Inc. Cash flow provided by investing activities for the first six months of 2005 was $615,000 and included $1.5 million in proceeds from the sale of our Flint construction permit. Capital equipment expenditures were greater in the 2005 period due to the conversion to high-definition broadcasting completed that year.

         Cash flow used in financing activities was $14.4 million during the six-month period ended June 30, 2006 resulting primarily from our reduction of debt from the proceeds of the KUWB and CarSoup sales. Cash flow provided by financing activities during the six-month period ended June 30, 2005 was $4.5 million which included approximately $4.0 million in additional borrowings and $537,000 in contributions from our minority interest partner in The Daily Buzz.

         Cash used in operating activities of our discontinued operations during the six months ended June 30, 2006, including allocated cash interest expense, was $1.2 million compared to cash used in the six months ended June 30, 2005 of $3.5 million. This decrease relates primarily to our reduced losses at KUWB and increased profits at WTVK during the current year period compared to a year ago and to payments received under our shared services agreement with Clear Channel in connection with that transaction. Cash used in investing activities of our discontinued operations during for the six months ended June 30, 2006 was $14,000 compared to cash used in investing activities of $171,000 for the year earlier period, both figures relating solely to capital expenditures. Cash used in financing activities of our discontinued operations was $1.3 million and $336,000 for the six months ended June 30, 2006 and June 30, 2005, respectively, and consisted primarily of prepaid financing costs paid to our lenders

         On March 29, 2006, we restructured our revolving credit agreement (“Revolver”) and our second-lien term loan (“SLTL”). The amendment to our Revolver eliminated all financial covenants effective December 31, 2005, reset the maximum advances under the Revolver to the lesser of $60.0 million or 50% of the aggregate appraised STAC (“start-up stations with affiliation agreements”) and allowed us to borrow $10.0 million that same date to reduce the outstanding borrowings on our higher interest rate SLTL from $20.0 million to $10.0 million. The amendment to our SLTL eliminated financial covenants effective December 31, 2005 and reduced our prepayment penalty. Pursuant to the terms of the Revolver amendment, when we completed the Clear Channel Transaction on April 4, 2006, the maturity date for the Revolver was extended to May 2009, we were provided with the right to make future repurchases of our stock in the aggregate amount of the lesser of $20.0 million or 40% of the appraised STAC value of our station group, and we repaid the final $10.0 million in outstanding balances under our SLTL and terminated that agreement. The remaining $8.5 million of the $18.5 million KUWB sales proceeds were used to reduce our outstanding borrowings under our Revolver. As of June 30, 2006, our outstanding borrowings under the Revolver were $38.3 million and our available credit, net of a required interest reserve for cash interest expense of approximately $1.9 million, was $15.8 million.

         The completion of our sale of KUWB reduced our debt and our operating losses, but we are still a net borrower as the cash flows generated from our station operations do not cover our current interest expenses and expected capital expenditures. Our amended Revolver contains a provision that upon the occurrence of an event or condition that has a material adverse change on our business (a “MAC”), the lenders can refuse to make additional advances under the facility. Accordingly, if a MAC occurs in the future, we might not have access to funds under our Revolver which may be necessary for us to meet our obligations, including cash interest payable to the lenders, as they become due. If we fail to meet such obligations as they become due, the lenders could claim a default and accelerate all amounts due under the senior credit facility. Although we believe it unlikely that such a MAC might occur, if it did and if the lenders stopped funding us under the Revolver, we also have the ability to sell select stations, even if at less than full price. We would also explore the options of replacing the Revolver or raising additional equity. There is no guarantee that such other means of raising capital will be at terms acceptable to us, and accordingly current stockholders could be adversely affected by such financings.

         On May 12, 2006, we entered into an agreement with Sun Broadcasting, Inc. to sell our station WTVK in Ft. Myers / Naples, Florida for $45.0 million in an all-cash asset sale. We expect this transaction, which is subject to the approval of the Federal Communications Commission, to close by the end of 2006. We intend to use the net proceeds from this transaction to repay all of the outstanding borrowings under our Revolver. Based on the current STAC appraised values of the remaining stations, our maximum available borrowings under our Revolver after we repay all outstanding borrowings will be approximately $39.6 million. While WTVK has been a contributor to our operating cash flow over the past twelve months, the eliminated cash interest expense resulting from our debt reduction will far exceed the cash flow contributions of the station and, we believe, provide us with a less risky business model going forward.

Forward Looking Statements

          This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “expect,” “believe,” ‘should’, “intend” or “might” or the negative of such terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and the television broadcast industry’s actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. Actual results in the future could differ materially and adversely from those described in the forward-looking statements as a result of various important factors, including (but not limited to) a further than expected decline in programming investment from The WB Network and UPN as they wind down and resulting lack of interest by national advertisers in our prime time daypart, less than expected ratings from The CW Network, the impact of changes in national and regional economies, including advertising demand, pricing fluctuations in local and national advertising, volatility in programming costs, a delay in, or failure to consummate, the closing of our sale of station WTVK in Ft. Myers-Naples and the other risk factors set forth in the Company’s 2005 Form 10-K filed with the Securities and Exchange Commission on April 14, 2006.

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

Critical Accounting Policies and Estimates

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to broadcast rights, bad debts, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are fully disclosed in our 2005 Annual Report on Form 10-K filed with the SEC on April 14, 2006. There have been no material changes to these policies during the quarter ended June 30, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company’s senior credit agreement has variable interest rates. Accordingly, the Company’s interest expense could be materially affected by future fluctuations in the applicable interest rates. At June 30, 2006, the Company had aggregate outstanding borrowings of $38.3 million under its credit facility at an effective annual borrowing rate of 10.31%. Based on the outstanding borrowings at June 30, 2006, a 1% increase in our effective borrowing rate would increase our annual interest expense by approximately $383,000.

Item 4. Controls and Procedures

         Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of June 30, 2006, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on our aforementioned evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective.

         There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         Our Annual Meeting of Stockholders was held June 9, 2006 to elect our eight directors (constituting the entire Board of Directors) for the term of one year and to ratify the appointment of KPMG, LLP as our independent accountants.

         The following table lists the number of votes cast for, against or withheld, abstentions and broker non-votes for each of the individuals elected to the Board of Directors.

Nominee	For	Withheld/ Against	Abstentions	Broker Non-Votes
Jamie Kellner	15,113,254	262,349	--	--
Douglas Gealy	15,113,854	261,749	--	--
Thomas Allen	15,089,339	286,264	--	--
James Collis	15,111,727	263,876	--	--
John Conlin	15,328,007	47,596	--	--
Michael Corrigan	15,328,007	47,596	--	--
Thomas Embrescia	15,328,007	47,596	--	--
Brian McNeill	15,135,642	239,961	--	--

         The appointment of KPMG, LLP as independent accountants was ratified with 15,322,499 votes for ratification, 44,832 votes against ratification and 8,272 votes abstaining. There were no votes withheld and no broker non-votes.

Item 5. Other Information

         On August 10, 2006 the Company entered into an agreement to amend the consulting agreement with Jamie Kellner, its Chairman and Chief Executive Officer, and entered into agreements to amend the employment agreements of Douglas Gealy, its President & Chief Operating Officer and Thomas Allen, its Executive Vice President and Chief Financial Officer. The amendments, which were approved by the Company’s compensation committee, extended the agreements through September 30, 2009 and, in the case of Messrs. Gealy and Allen, provided reduced severance in the event that they were terminated in connection with a downsizing of the Company. Mr. Kellner’s consulting agreement was also amended to eliminate all severance payments and to allow either Mr. Kellner or the Company to terminate the agreement for any reason upon forty-five days written notice. These amendments are included as exhibits filed with this quarterly report.

Item 6. Exhibits

3.1	Certificate of Incorporation of ACME Communications, Inc. (1)
3.2	Form of Restated Bylaws of ACME Communications, Inc. (1)
10.1	Second Amendment to Consulting Agreement between Jamie Kellner and ACME Communications, Inc. dated August 10, 2006.
10.2	Second Amendment to Employment Agreement between Douglas E. Gealy and ACME Communications, Inc. dated August 10, 2006.
10.3	Second Amendment to Employment Agreement between Thomas D. Allen and ACME Communications, Inc. dated August 10, 2006.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1/A, File No. 333-84191, filed on September 29, 1999.

SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2006	ACME Communications, Inc. By: /s/ Thomas D. Allen Thomas D. Allen Executive Vice President, CFO & Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of ACME Communications, Inc. (1)
3.2	Form of Restated Bylaws of ACME Communications, Inc.(1)
10.1	Second Amendment to Consulting Agreement between Jamie Kellner and ACME Communications, Inc. dated August 10, 2006.
10.2	Second Amendment to Employment Agreement between Douglas E. Gealy and ACME Communications, Inc. dated August 10, 2006.
10.3	Second Amendment to Employment Agreement between Thomas D. Allen and ACME Communications, Inc. dated August 10, 2006.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1/A, File No. 333-84191, filed on September 29, 1999.
`