Form 10-Q
period 2006-09-30
ACME COMMUNICATIONS INC
filed 2006-11-14
CIK 1092013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ] No  [X]

     As of November 14, 2006, ACME Communications, Inc. had 16,046,763 shares of common stock outstanding.

ACME Communications, Inc. and Subsidiaries Consolidated Balance Sheets (in thousands, except share data) (Unaudited)
	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,416	$1,141
Restricted cash	50	50
Accounts receivable, net	7,017	8,907
Current portion of programming rights	6,154	5,874
Prepaid expenses and other current assets	582	620
Assets held for sale	18,656	37,915
Total current assets	33,875	54,507
Property and equipment, net	19,282	22,432
Programming rights, net of current portion	17,201	8,915
Goodwill, net	14,721	14,721
Broadcast licenses, net	54,474	54,474
Other assets	2,431	3,567
Total assets	$141,984	$158,616

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,753	$3,542
Accrued liabilities	5,327	5,945
Current portion of programming rights payable	6,499	5,820
Current portion of obligations under lease	49	47
Income taxes payable	148	91
Notes payable under revolving credit facility	36,506	8,500
Notes payable under second-lien term loan	--	10,000
Liabilities held for sale	4,823	11,288
Total current liabilities	56,105	45,233
Programming rights payable, net of current portion	18,710	10,082
Obligations under lease, net of current portion	858	895
Other liabilities	33	56
Deferred income taxes	9,311	7,871
Notes payable under revolving credit facility	--	24,540
Notes payable under second-lien term loan	--	10,000
Total liabilities	85,017	98,677

Minority interest	--	732

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares
authorized, no shares issued or outstanding	--	--
Common stock, $.01 par value; 50,000,000 shares authorized, 16,772,415
shares issued and 16,046,763 outstanding at September 30, 2006 and December 31, 2005	168	168
Additional paid-in capital	132,345	132,038
Accumulated deficit	(70,546)	(67,999)
Less: Treasury stock, at cost; 725,652 shares	(5,000)	(5,000)
Total stockholders' equity	56,967	59,207

Total liabilities and stockholders' equity	$141,984	$158,616

See the notes to the consolidated financial statements

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Operations (Unaudited) (In thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenues	$8,259	$8,559	$26,344	$25,587
Operating expenses:
Cost of service:
Programming, including program amortization	3,505	3,566	10,712	10,599
Other costs of service (excluding depreciation and amortization of $941 and $1,033 for the three months ended and $3,016 and $3,249
for the nine months ended September 30, 2006 and 2005, respectively)	1,578	1,302	4,426	4,155
Selling, general and administrative expenses	3,287	3,337	9,962	9,804
Depreciation and amortization	948	1,043	3,043	3,280
Abandoned acquisition-related costs	177	--	177	--
Corporate expenses	796	887	2,597	2,519
Operating expenses	10,291	10,135	30,917	30,357
Operating loss	(2,032)	(1,576)	(4,573)	(4,770)
Other income (expenses):
Interest income	16	3	49	6
Gain on sale of assets	14	--	83	1,202
Other, net	(180)	44	(248)	48
Loss from continuing operations before income taxes
and minority interest	(2,182)	(1,529)	(4,689)	(3,514)
Income tax expense	(677)	(464)	(1,575)	(1,423)
Loss from continuing operations before minority interest	(2,859)	(1,993)	(6,264)	(4,937)
Minority interest	--	149	463	461
Loss from continuing operations	(2,859)	(1,844)	(5,801)	(4,476)
Discontinued operations (Note 4):
Income (loss) from discontinued operations	405	(1,965)	3,550	(5,538)
Income tax expense	(99)	(99)	(296)	(296)
Income (loss) from discontinued operations	306	(2,064)	3,254	(5,834)
Net loss	$(2,553)	$(3,908)	$(2,547)	$(10,310)

Net income (loss) per share, basic and diluted
Continuing operations	$(0.18)	$(0.11)	$(0.36)	$(0.28)
Discontinued operations	0.02	(0.13)	0.20	(0.36)
Net loss per share	$(0.16)	$(0.24)	$(0.16)	$(0.64)

Weighted average basic and diluted common shares outstanding	16,047	16,047	16,047	16,047

See the notes to the consolidated financial statements

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity (Unaudited) (In thousands)
	Common Stock Shares Amount		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2005	16,772	$168	$132,038	$(67,999)	$(5,000)	$59,207

Stock-based compensation	--	--	307	--	--	307
Net loss	--	--	--	(2,547)	--	(2,547)

Balance at September 30, 2006	16,772	$168	$132,345	$(70,546)	$(5,000)	$56,967

See the notes to the consolidated financial statements

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited) (In thousands)
	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net (loss)	$(2,547)	$(10,310)
Add (less): Loss (income) from discontinued operations	(3,254)	5,834
Adjustments to reconcile income (loss) to net cash used in operating activities:
Minority interest	(463)	(461)
Equity in (income) losses of unconsolidated affiliates	248	(48)
Provision for doubtful accounts receivable	202	316
Depreciation and amortization	3,043	3,280
Amortization of program rights	5,805	5,190
Abandonment of acquisition related costs	177	--
Stock-based compensation	248	--
Gain on sale of assets	(83)	(1,202)
Deferred income taxes	1,440	1,269
Changes in assets and liabilities:
(Increase) decrease in accounts receivables	(104)	533
Increase in prepaid expenses and other current assets	(12)	(9)
Increase in other assets	--	(6)
Increase (decrease) in accounts payable	2	(972)
Increase (decrease) in accrued liabilities	(110)	381
Increase (decrease) in income taxes payable	57	(9)
Payments of programming rights payable	(5,240)	(5,732)
Decrease in other liabilities	(23)	(67)
Net cash used in operating activities	(614)	(2,013)

Cash flows from investing activities:
Purchase of property and equipment	(446)	(1,382)
Investment in construction permit	--	(60)
Investment in unconsolidated affiliates	(119)	--
Deconsolidation of The Daily Buzz, LLC	(79)	--
Proceeds from sale of assets	1,180	1,500
Proceeds from sale of assets-discontinued operations	18,439	--
Net cash provided by investing activities	18,975	58

See the notes to the consolidated financial statements

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Cash Flows (continued) (Unaudited) (In thousands)
	Nine Months Ended September 30,
	2006	2005
Cash flows from financing activities:
Cash contributions by minority stockholder	$332	$714
Borrowings under revolving credit facility	13,000	7,113
Payments on revolving credit facility	(9,534)	--
Payments on second-lien credit facility	(20,000)	--
Cash restricted as escrow deposits and collateral under capital lease facilities	--	14
Payments on capital lease obligations	(35)	(34)
Net cash provided by (used in) financing activities	(16,237)	7,807

Increase in net cash from continuing operations	2,124	5,852

Discontinued operations (revised - see Note 2):
Net cash used in operating activities	(524)	(5,045)
Net cash used in investing activities	(15)	(297)
Net cash used in financing activities	(1,310)	(564)
Cash used in discontinued operations	(1,849)	(5,906)

Increase (decrease) in cash	275	(54)
Cash at beginning of period	1,141	1,679
Cash at end of period	$1,416	$1,625

Cash payments for:
Interest (allocated to discontinued operations)	$2,762	$3,165
Taxes	$78	$165

Non-cash transactions:
Program rights in exchange for program rights payable	$14,548	$6,482

See the notes to the consolidated financial statements

ACME Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(1) Formation and Description of the Business

Formation & Presentation

         ACME Communications, Inc. was formed on July 23, 1999, in preparation for and in conjunction with an initial public offering of its stock.

         On August 8, 2005, the Company announced that it had entered into an agreement to sell station KUWB serving the Salt Lake City marketplace to Clear Channel Broadcasting, Inc. (the “Clear Channel Transaction”). That transaction was completed on April 4, 2006. On May 15, 2006, the Company announced that it had entered into an agreement to sell station WTVK serving the Ft. Myers-Naples marketplace to Sun Broadcasting, Inc. for $45.0 million in an all-cash transaction and the Company expects that transaction to close by the end of 2006 or in early 2007. In accordance with U.S. generally accepted accounting principles, the statement of operations and cash flows reflect the results of stations KUWB and WTVK as discontinued operations for all periods presented.

        The accompanying consolidated financial statements are presented for ACME Communications, Inc. (“ACME” or the “Company”) and its wholly-owned subsidiaries and The Daily Buzz, LLC, a joint venture that was deconsolidated effective July 1, 2006. The Company has provided unaudited pro-forma consolidated statements of operations giving effect to the deconsolidation of The Daily Buzz, LLC’s operations as if it had been effective for all periods presented (see Note 3). All significant intercompany accounts and transactions have been eliminated for all periods presented. Segment information is not presented since all of the Company’s revenues are attributed to a single reportable segment.

Description of the Business

         ACME Communications is a holding company with no independent operations other than through its wholly-owned subsidiary, ACME Television, LLC. As of September 30, 2006, ACME Television, through its wholly-owned subsidiaries, owns and operates the following nine commercially licensed, full-power, broadcast television stations located throughout the United States, including KWBR in Roswell, New Mexico, which is a satellite station of KWBQ:

Station	Channel	Marketplace	Market Rank(1)	Network Affiliation
KWBQ/KWBR	19/21	Albuquerque-Santa Fe, New Mexico	45	CW
KASY	50	Albuquerque-Santa Fe, New Mexico	45	MNT
WBDT	26	Dayton, Ohio	58	CW
WBXX	20	Knoxville, Tennessee	60	CW
WTVK (2)	46	Ft. Myers-Naples, Florida	64	CW
WIWB	14	Green Bay-Appleton, Wisconsin	69	CW
WBUI	23	Champaign-Springfield-Decatur, Illinois	82	CW
WBUW	57	Madison, Wisconsin	85	CW

(1)	based on television households per Nielsen Market Research for the 2006 / 2007 season.
(2)	station subject to sale (see Note 4).

         In January 2006, CBS, Inc. and Warner Bros. Entertainment, Inc. announced that they were closing their respective networks, UPN and The WB, effective September 2006 and were creating a jointly owned new network, The CW Network, which launched on September 18, 2006. On March 9, 2006 the Company entered into an agreement with The CW to affiliate all of its WB Network affiliated stations with The CW upon that network’s launch. The CW’s initial program schedule includes mostly the more popular shows that previously aired on UPN and The WB plus others that the new network has developed. The term of the new affiliation agreements are for up to ten years. KASY, the Company’s former UPN affiliated station, entered into an agreement on March 10, 2006 with MyNetworkTV, a new start-up network owned by Newscorp’s Fox unit, which also launched this September.

Recent Accounting Pronouncements

         In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with the FASB’s Statement No. 109, “Accounting for Income Taxes” (“FAS 109”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of this standard to have any material impact on the Company’s financial position, results of operations or cash flows, however.

         In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, the year beginning January 1, 2008 for the Company. The Company is still in the process of evaluating the requirements of SFAS 157 and has not yet determined the impact, if any, on the Company’s consolidated financial statements.

         In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements NO. 87, 88, 106 and 132(R)", (“SFAS 158”). SFAS 158 requires recognition of the overfunded or underfunded status of a benefit postretirement plan in the statement of financial position, as well as recognition of changes in that funded status through comprehensive income in the year in which they occur. SFAS 158 also requires a change in the measurement of a plan’s assets and benefit obligations as of the end date of the employer’s fiscal year. SFAS 158 is effective for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. As the Company has never had any defined benefit plans or unfunded liabilities, the adoption of this standard is not expected to have any impact on the Company’s consolidated financial statements.

         In September 2006, the SEC issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated financial statements.

(2) Presentation of Interim Consolidated Financial Statements

         The accompanying consolidated financial statements for the three and nine months ended September 30, 2006 and 2005 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to this Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position and the results of operations, and cash flows for these periods. As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financials statements do not include all disclosures and footnotes normally included with annual consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s 2005 Annual Report on Form 10-K filed with the SEC on April 14, 2006. The results of operations presented in the accompanying consolidated financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

         The Company has separately disclosed the operating, investing and financing portion of the cash flows attributable to its discontinued operations. In addition, assets and liabilities being sold or assumed in connection with the pending sale of the Company’s Ft. Myers-Naples station have been included in assets and liabilities held for sale as of September 30, 2006 and December 31, 2005. The assets and liabilities sold or assumed in connection with the completed sale of the Company’s Salt Lake City station have been included in assets and liabilities held for sale as of December 31, 2005.

         The accompanying consolidated balance sheet as of December 31, 2005 is derived from the audited consolidated financial statements included in the Company’s 2005 Annual Report.

(3) Deconsolidation of The Daily Buzz, LLC

         The Company adopted the provisions of FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities”, effective January 1, 2004. On that same date, the Company’s joint venture (The Daily Buzz, LLC) with a unit of Emmis Communications (“Emmis”) to produce The Daily Buzz, a weekday morning three-hour television news show, became effective. The Company made an initial capital contribution to the venture of $750,000 consisting of property and equipment and Emmis agreed to solely fund the next $750,000 in capital expenditures. The Company and Emmis share the production deficits of the program on a 50/50% basis. Due to the initial contribution made solely by the Company, the Company was determined to be the primary beneficiary of the venture and the results of operations of The Daily Buzz, LLC were consolidated in the Company’s consolidated assets, liabilities and results of operations.

         Effective July 1, 2006, Emmis capital contributions to date became equal to that of the Company’s and the Company determined that it was no longer the primary beneficiary of the venture. In accordance with FIN 46R the Company deconsolidated The Daily Buzz, LLC on a prospective basis at that date and applied the equity method to its investment in the venture. Revenues, operating expenses and minority interest benefit recorded by the Company through June 30, 2006 of $931,000, $1,855,000 and $463,000, respectively, remain in the Company’s consolidated statement of operations. The Company’s equity in the net loss of The Daily Buzz, LLC for the three months ended September 30, 2006 of $180,000 is included in “Other expense”.

         Pro Forma Information – The following unaudited pro forma consolidated balance sheet as of December 31, 2005 and pro forma statements of operations for the three months ended September 30, 2005 and for the nine months ended September 30, 2006 and 2005 give effect to the deconsolidation of The Daily Buzz, LLC’s operations as if it had been effective for all periods presented. Since the deconsolidation became effective July 1, 2006, the balance sheet as of September 30, 2006 and the statement of operations for the three months ended September 30, 2006 are actual, and not pro forma:

ACME Communications, Inc. and Subsidiaries Consolidated Balance Sheets (in thousands, except share data) (Unaudited)
	As reported September 30, 2006	Pro forma December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,416	$1,034
Restricted cash	50	50
Accounts receivable, net	7,017	8,431
Current portion of programming rights	6,154	5,874
Prepaid expenses and other current assets	582	607
Assets held for sale	18,656	37,915
Total current assets	33,875	53,911
Property and equipment, net	19,282	21,780
Programming rights, net of current portion	17,201	8,915
Goodwill, net	14,721	14,721
Broadcast licenses, net	54,474	54,474
Other assets	2,431	3,894
Total assets	$141,984	$157,695

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,753	$3,473
Accrued liabilities	5,327	5,825
Current portion of programming rights payable	6,499	5,820
Current portion of obligations under lease	49	47
Income taxes payable	148	91
Notes payable under revolving credit facility	36,506	8,500
Notes payable under second-lien term loan	--	10,000
Liabilities held for sale	4,823	11,288
Total current liabilities	56,105	45,044
Programming rights payable, net of current portion	18,710	10,082
Obligations under lease, net of current portion	858	895
Other liabilities	33	56
Deferred income taxes	9,311	7,871
Notes payable under revolving credit facility	--	24,540
Notes payable under second-lien term loan	--	10,000
Total liabilities	85,017	98,488

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares
authorized, no shares issued or outstanding	--	--
Common stock, $.01 par value; 50,000,000 shares authorized, 16,772,415
shares issued and 16,046,763 outstanding at September 30, 2006 and December 31, 2005	168	168
Additional paid-in capital	132,345	132,038
Accumulated deficit	(70,546)	(67,999)
Less: Treasury stock, at cost; 725,652 shares	(5,000)	(5,000)
Total stockholders' equity	56,967	59,207

Total liabilities and stockholders' equity	$141,984	$157,695

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Operations (Unaudited) (In thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	As reported	Pro forma	Pro forma	Pro forma
Net revenues	$8,259	$8,102	$25,413	$24,321
Operating expenses:
Cost of service:
Programming, including program amortization	3,505	2,812	9,050	8,416
Other costs of service (excluding depreciation and amortization of $941 and $942 for the three months ended and $2,823 and $2,936
for the nine months ended September 30, 2006 and 2005, respectively)	1,578	1,302	4,426	4,155
Selling, general and administrative expenses	3,287	3,337	9,962	9,804
Depreciation and amortization	948	952	2,850	2,967
Abandoned acquisition-related costs	177	--	177	--
Corporate expenses	796	887	2,597	2,519
Operating expenses	10,291	9,290	29,062	27,861
Operating loss	(2,032)	(1,188)	(3,649)	(3,540)
Other income (expenses):
Interest income	16	3	49	6
Gain on sale of assets	14	--	83	1,202
Other, net	(180)	(195)	(709)	(721)
Loss from continuing operations before income taxes	(2,182)	(1,380)	(4,226)	(3,053)
Income tax expense	(677)	(464)	(1,575)	(1,423)
Loss from continuing operations	(2,859)	(1,844)	(5,801)	(4,476)
Discontinued operations (Note 4):
Income (loss) from discontinued operations	405	(1,965)	3,550	(5,538)
Income tax expense	(99)	(99)	(296)	(296)
Income (loss) from discontinued operations	306	(2,064)	3,254	(5,834)
Net loss	$(2,553)	$(3,908)	$(2,547)	$(10,310)

Net income (loss) per share, basic and diluted
Continuing operations	$(0.18)	$(0.11)	$(0.36)	$(0.28)
Discontinued operations	0.02	(0.13)	0.20	(0.36)
Net loss per share	$(0.16)	$(0.24)	$(0.16)	$(0.64)

Weighted average basic and diluted common shares outstanding	16,047	16,047	16,047	16,047

(4) Discontinued Operations

         As described in Note (1), the Company’s station KUWB serving the Salt Lake City marketplace (sold on April 4, 2006) and its station WTVK serving the Ft. Myers-Naples marketplace (sale pending) have been treated as discontinued operations. In addition, during the third quarter of 2006, the Company received $1,099,000 of additional contingent consideration from Tribune in connection with their utilization of prior tax net operating losses of the Company’s St. Louis station sold to it in 2003. Selected operating results from these discontinued operations, in thousands, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenues	$1,858	$3,223	$7,395	$9,825

Loss from operations, before gain on sale
and income tax expense	(694)	(1,965)	(3,456)	(5,538)
Gain on sale of assets	1,099	--	7,006	--
Income tax expense	(99)	(99)	(296)	(296)

Income (loss) from discontinued operations	$306	$(2,064)	$3,254	$(5,834)

         Interest expense related to debt required to be repaid from proceeds as a result of the sale of stations KUWB and WTVK is allocable to the Company’s discontinued operations. Since these proceeds exceed the amount of borrowings outstanding for all periods presented, all of the Company’s interest for all periods presented has been allocated to discontinued operations.

         Summarized balance sheet information, in thousands, related to stations KUWB (as of December 31, 2005) and WTVK (as of September 30, 2006 and December 31, 2005) is as follows:

         Assets held for sale:

	September 30, 2006	December 31, 2005
Programming rights	$2,641	$8,993
Property and equipment, net	1,990	4,301
Goodwill, net	1,863	3,755
Broadcast licenses, net	12,162	20,229
Other assets	--	637
Assets held for sale	$18,656	$37,915

        Liabilities held for sale:

	September 30, 2006	December 31, 2005
Programming liabilities	$2,602	$9,364
Deferred income taxes	2,221	1,924

Liabilities held for sale	$4,823	$11,288

(5) Stock-Based Compensation

         On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“FAS 123R”) which revised SFAS 123, “Accounting for Stock-Based Compensation.” The Company adopted FAS 123R using the modified prospective transition method. Previously, the Company had followed APB 25, accounting for employee stock options at intrinsic value. Accordingly, during the three-month and nine-month periods ended September 30, 2006, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, the Company will recognize compensation expense based on the estimated grant date fair value using the Black-Scholes valuation model. For these awards, the Company recognizes compensation expense using a straight-line amortization method. As FAS 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three-month and nine-month periods ended September 30, 2006 has been reduced for estimated forfeitures. For the three-month and nine-month periods ended September 30, 2006 stock-based compensation of $35,000 and $124,000, respectively, were recorded to selling, general and administrative expenses and $46,000 and $124,000, respectively, were recorded to corporate expenses. Stock-based compensation included in discontinued operations for the three and nine-month periods ended September 30, 2006 was $48,000 and $59,000, respectively. Due to the use of the modified prospective transition method for adoption of FAS No. 123R, results for prior periods have not been restated.

         The Company has stock-based compensation plans under which directors, officers and other eligible employees receive stock option awards. The Company’s 1999 Stock Incentive Plan, as amended (the “Plan”), which was approved by shareholders in 2000, provides for the grant of stock options, stock appreciation rights, performance share awards and restricted stock awards. To date, only stock options have been granted under the Plan. Stock options have been issued to officers and other eligible employees and have also been issued to non-employee directors for their services as directors. The Plan reserved 4,200,000 shares of common stock for issuance, of which approximately 1,753,000 shares were available for future grants as of September 30, 2006.

         Stock options are granted with an exercise price generally equal to, but in certain circumstances greater than, the market value of a share of the Company’s common stock on the date of grant. Except for grants to non-employee directors, a portion of which vested immediately, awards generally vest within three to five years of continuous service. All options granted to date have ten-year contractual terms from the date of grant. The compensation cost that has been charged against income from continuing operations for the Plan in the three months and nine months ended September 30, 2006 was $81,000 and $248,000, respectively.

         The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the Company’s stock for the length of time corresponding to the expected term of the option, which term has varied from three to ten years. No expected dividend yield is used since the Company has not historically declared or paid dividends and no dividends are expected in the foreseeable future. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option. The Company did not grant any stock options during the three months or nine months ended September 30, 2006. Options on 929,500 and 959,500 shares were granted during the three months and nine months ended September 30, 2005, respectively, and the fair value of those options was $993,000 and $1,096,000, respectively. No options were exercised during either the nine-month period ended September 30, 2006 or September 30, 2005. The fair value of stock options vested during the three months and nine months ended September 30, 2006 was $370,000 and $458,000, respectively.

        A summary of stock option activity as of and for the nine months ended September 30, 2006, is presented below:

	Shares (in thousands)	Exercise Price Per Share *	Remaining Contractual Term * (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	2,467	$15.87
Granted	--	--
Exercised	--	--
Forfeited or expired	(20)	11.48

Outstanding at September 30, 2006	2,447	$15.90	5.29	$--

As of September 30, 2006:
Exercisable	1,874	$18.78	4.20	$--
Vested and expected to vest	2,403	$16.08	5.22	$--

*	weighted average

         The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and $5.25 per share, the quoted price of the Company’s common stock at September 29, 2006 (the last business day of the reporting period) for the options that were in-the-money at September 30, 2006. As of September 30, 2006, there was approximately $565,000 of unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plan. That cost is expected to be recognized ratably over the seven and one-half quarters.

        Prior to the adoption of FAS 123R, the Company provided the disclosures required under FAS 123, as amended by FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” Employee stock-based compensation expense recognized under FAS 123R was not reflected in the Company’s results of operations for the three-month and nine-month periods ended September 30, 2005 for employee stock option awards as all options were granted with an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The pro forma information for the three-month and nine-month periods ended September 30, 2005 is as follows:

Amounts in thousands, except per share data	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	$(3,908)	$(10,310)
Add: Stock-based employee compensation expense
included in reported net loss	--	--
Deduct: Total stock-based compensation expense determined
under fair-value based method for all awards	(130)	(339)
Pro forma net loss	$(4,038)	$(10,649)

Net loss per share, basic and diluted:
As reported	$(0.24)	$(0.64)
Pro forma	$(0.25)	$(0.66)

(6)  Income Taxes

         Prior to January 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The future reversals of those deferred tax liabilities were utilized to support the realization of deferred tax assets (primarily consisting of net operating loss carryforwards) and the corresponding deferred tax benefits recorded by the Company. As a result of the adoption of SFAS No. 142, effective January 1, 2002 those deferred tax liabilities no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. The portion of these deferred tax liabilities relating to the Company’s Ft. Myers-Naples station, which is being sold, has been included in liabilities held for sale.

(7) Notes Payable Under Revolving Credit Facility and Second-Lien Term Loan

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

        Costs associated with the procuring and or amending of the Company’s credit facilities, including loan fees and related professional fees, are included in long-term other assets and are amortized on a straight-line basis over the term, including amended terms, of the facilities. Amortization of these costs is recorded as interest expense and approximates the result of the effective interest method. In connection with the payment of $10.0 million of the SLTL on March 29, 2006, the Company amortized half of the then remaining unamortized prepaid financing costs relating to the SLTL on that date. On April 4, 2006, in connection with the payment of the remaining $10.0 million outstanding under the SLTL, the Company amortized the rest of the unamortized prepaid financing costs relating to that facility.

        As of September 30, 2006, there was approximately $36.5 million outstanding under the Revolver at an average interest rate of 10.43% per annum and the Company’s maximum borrowing allowed under the credit agreement was $56.0 million. The Company’s remaining availability under the credit agreement at September 30, 2006, net of a required interest reserve of approximately $1.9 million, was approximately $17.6 million. Since the entire outstanding debt at September 30, 2006 is required to be repaid from the proceeds of the Company’s pending sale of its station WTVK, the Company has classified this outstanding debt as a current liability.

(8) Barter and Trade Transactions

         Revenue and expenses associated with barter agreements in which broadcast time is exchanged for programming rights are recorded at the estimated average rate of the airtime exchanged, which is believed to approximate fair value. Barter revenue for continuing operations amounted to $843,000 and $797,000 during the three-month periods ended September 30, 2006 and 2005, respectively, and $2,567,000 and $2,412,000 for the nine-month periods ended September 30, 2006 and 2005, respectively. Trade transactions, which represent the exchange of advertising time for goods or services, are recorded at the estimated fair value of the products or services received based on comparable cash transactions. Barter and trade revenue is recognized when advertisements are broadcast. Merchandise or services received from airtime trade sales are charged to expense or capitalized and expensed when used.

(9) Loss Per Common Share

         The Company calculates loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”. SFAS No. 128 requires a presentation of basic earnings per share (“EPS”) and diluted EPS. Basic EPS includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. In calculating diluted EPS, no potential shares of common stock are to be included in the computation when a loss from continuing operations available to common stockholders exists as the effect would be anti-dilutive. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures.

        Stock options outstanding amounted to 2,447,346 shares at September 30, 2006 and 2,471,446 shares at September 30, 2005 and were not included in the computation of diluted EPS because an inclusion of such shares would have been anti-dilutive since there were net losses from continuing operations in all periods presented.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report on Form 10-Q.

Overview

         Our continuing stations are regionally diverse and range in size (based on television households) from the 45th through the 85th largest television markets in the nation. All but one of our stations are currently affiliates of The CW Television Network. Our second station in the Albuquerque – Santa Fe marketplace, KASY, is a MyNetworkTV affiliate. Prior to September 2006, our CW affiliates were affiliates of The WB Television Network and KASY was a UPN affiliate. The CW and MyNetworkTV both launched in September 2006. Inasmuch as The CW is jointly owned by the two former separate owners of The WB and UPN, the expectation by most industry observers was that since it has been launched with some of the most popular shows that were airing on those predecessor networks, it would deliver higher ratings than either The WB or UPN individually did. Thus far, less than two months into the new 2006/2007 season, The CW has performed relatively the same as The WB Network did a year ago. We are hopeful that as viewers adjust to the various program time shifts that occurred in the merger of the two program lineups, the ratings will grow. MyNetworkTV’s programming lineup consists of two one-hour telenovelas airing Monday through Saturday and allows its affiliates to retain and sell most of the commercial inventory in those prime-time shows. While MyNetworkTV’s ratings thus far are lower than those achieved by UPN, we are optimistic that any demographic ratings decline at KASY, our sole MyNetworkTV affiliate, will be mitigated by those significant increased prime time commercial availabilities.

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

         Our primary ongoing operating expenses are costs of services, selling, general and administrative expenses, corporate expenses and depreciation and amortization. Costs of services include programming costs, which consist primarily of amortization of broadcast rights relating to syndicated programs, costs associated with the production of our morning news show, The Daily Buzz through June 30, 2006 (the date the venture was deconsolidated), music rights fees and, historically, network compensation expense. Other costs of service include advertising expenses, targeted at viewers, which are net of any reimbursement received or due to us for such advertising and promotion from our networks or from other program suppliers, and engineering and transmission related expenses. Selling, general and administrative expenses primarily include salaries, sales commissions to account executives, ratings services expenses, insurance and various related overhead expenses. Corporate expenses reflect costs of corporate management, which includes senior management and other centralized management support staff, along with investor relations expense, professional fees, directors and officers insurance and other related corporate overhead.

        Our industry and business is increasingly affected by robust political spending in the even, biennial years. Because we have limited news product and appeal to a generally younger demographic than ABC, CBS and NBC affiliates, we do not benefit materially like those affiliates do from strong political advertising in our markets. However, we do benefit indirectly when heavy political spending limits our competitors’ commercial inventory and our stations usually end up increasing their share of non-political business during these times. During the third quarter of 2006, non-political advertising spending in our markets was up, on a weighted-average basis, only 0.5% compared to the third quarter of 2005 and was up approximately 1.6% for the first nine months of 2006 compared to the same period a year ago. We believe that the strong political advertising demand in our markets, coupled with the continued competition for advertising revenues from other media, especially for national advertising budgets, was the primary reason for the negligible third quarter increase. In the fourth quarter of 2006, we expect that local and state elections in many of our markets will tighten inventory and allow us to gain market share of non-political advertising. We expect that advertising demand, excluding political advertising, during the fourth quarter of 2006 will grow only in the low single digit percentage range compared to the year earlier quarter.

        As disclosed in previous filings, the Company continues to believe that it will more likely be a seller than a buyer in future television station transactions. On April 4, 2006 we completed the sale of station KUWB serving the Salt Lake City marketplace and on May 15, 2006 we announced that we had reached an agreement to sell station WTVK, our station serving the Ft. Myers-Naples marketplace. The proceeds from our sale of KUWB were used to reduce outstanding borrowings under our credit facilities and the proceeds from our pending sale of WTVK, which we expect to be completed by the end of 2006 or in early 2007, will be used to pay all of our outstanding debt under our Revolver. Upon completion of the WTVK sale, we expect to have no debt and approximately $7 — 8 million in cash on hand. Although the merger and acquisition marketplace for television stations has been increasingly active over the past twelve months, we do not feel compelled to sell any additional station assets unless they can be sold at prices which we believe reflect fair values.

Results of Operations

         Effective July 1, 2006, the Company deconsolidated the results of The Daily Buzz, LLC (see Note 3 to the Consolidated Financial Statements). While the revenues, program costs, depreciation and minority interest benefits are included in the consolidated financials through June 30, 2006, our equity in the net loss of The Daily Buzz, LLC for the three months ended September 30, 2006 is included in “Other expense” in our consolidated statement of operations.

         In order to allow more comparability to our year-to-year operating performance, the following discussion and analysis of our three month and nine month operating results ended September 30, 2006 compared to the results of our operations for the three month and nine month periods ended September 30, 2005 use the pro forma operating results set forth in Note 3 to the Consolidated Financial Statements.

The Three Months Ended September 30, 2006 vs. September 30, 2005

        Net revenues increased 2% to $8.3 million for the third quarter ended September 30, 2006 compared to $8.1 million for the same period a year ago. This increase was principally the result of an overall gain in our share of the aggregate market revenues at our station group as market revenues were basically level with a year ago.

         Programming expenses increased 25% to $3.5 million for the third quarter of 2006 compared to $2.8 million for the third quarter of 2005. This increase in our programming expenses was due primarily to the write-down of program rights to net realizable value relating to Malcolm in the Middle. Other costs of service increased 21% to $1.6 million for the third quarter of 2006 compared to $1.3 million in the third quarter of 2005 primarily on increased promotion expenses associated with the launch of The CW and MyNetworkTV networks in September. Selling, general and administrative costs decreased 1% to $3.3 million compared to the prior year’s third quarter expense of $3.3 million primarily on lower incentive compensation expenses.

         Depreciation and amortization for the third quarter was $948,000, essentially unchanged from the depreciation and amortization expense for the third quarter of 2005 of $952,000.

        During the third quarter of 2006 we wrote-off the remaining program rights of $177,000 related to our abandoned construction permit acquisition in Richmond.

         Corporate expenses decreased 10% to $796,000 for the third quarter of 2006 compared to $887,000 for the third quarter of 2005 principally on lower professional fees associated with our compliance with the provisions of Sarbanes-Oxley 404 as the Company is now a non-accelerated filer for SEC reporting purposes and doesn’t require a certification from its auditors for 2006.

         We recorded a tax expense for continuing operations of $677,000 during the third quarter of 2006, including a deferred tax expense of $619,000 compared to a tax expense of $464,000 in the corresponding quarter of 2005. This deferred tax expense relates to deferred tax liabilities associated with the amortization for tax purposes of our intangible assets.

         Our net loss from continuing operations for the third quarter of 2006 was $2.9 million compared to a net loss of $1.8 million for the third quarter of 2005 as increased promotion expenses associated with the launch of The CW Network and our write-down of program rights exceeded our revenue gains.

         Our income from discontinued operations before income tax expense was $306,000 for the third quarter of 2006 compared to a loss of $2.0 million for the third quarter of 2005. Since the proceeds from the sale of these discontinued operations exceed the outstanding borrowings for all periods reported and the proceeds will be used to repay all of the Company’s outstanding debt, all of the Company’s interest expense has been allocated to discontinued operations. The improved pre-tax results of our discontinued operations relates to the receipt of $1.1 million in additional contingent proceeds from the buyer of our St. Louis station, sold in 2003, improved operating results of our Ft. Myers-Naples station and the fact that our Salt Lake City station, sold in April 2006 and which historically sustained losses, did not impact the third quarter of 2006 results.

         Our net loss for the third quarter of 2006 was $2.6 million compared to a loss of $3.9 million for the third quarter of 2005 due primarily to the sale of our Salt Lake City station in April 2006, which had been incurring operating losses, reduced interest expense on lower debt and the $1.1 million additional consideration related to a 2003 station disposition.

The Nine Months Ended September 30, 2006 vs. September 30, 2005

         Net revenues increased 4% to $25.4 million for the first nine months of 2006 compared to $24.3 million for the same period a year ago. This increase in our net revenues was due to an estimated 3% increase in our share of market non-political advertising revenues coupled with an estimated 2% growth in those non-political market revenues during the first nine months of 2006 compared to the year earlier period.

         Programming expenses increased 8% to $9.1 million compared to $8.4 million for the first nine months of 2005. The increase in our programming expenses was due primarily to the write-downs of programming rights for Malcolm in the Middle exceeding our programming write-downs for the first nine months of 2005. Other costs of service increased 7% to $4.4 million compared to $4.2 million for the first nine months of 2005 on increased promotion costs to launch the new CW and MyNetworkTV networks. Selling, general and administrative costs increased 2% to $10.0 million for the first nine months of 2006 compared to $9.8 million for the year earlier period on higher sales related commissions, incentive compensation expense and expense recognized in 2006 for stock-based compensation.

         Depreciation and amortization for the nine months ended September 30, 2006 decreased 4% to $2.9 million compared to $3.0 million for the nine months ended September 30, 2005. This decrease reflects more assets becoming fully depreciated compared to additions over the past twelve months.

         Corporate expenses increased 3% to $2.6 million for the first nine months of 2006 as compared to $2.5 million for the first nine months of 2005. This increase primarily reflects expense recognized in 2006 for stock-based compensation.

         Our gain on sale of assets for the first nine months of 2006 of $83,000 relates principally to the April 2006 sale of our interest in CarSoup of Minnesota, Inc. The gain for the comparable 2005 period relates to the simultaneously acquired and sold construction permit in the Flint, Michigan marketplace.

         We recorded a tax expense for continuing operations of $1.6 million, including a deferred tax expense of $1.4 million, during the first nine months of 2006 compared to a tax expense of 1.4 million in the corresponding nine months of 2005. The deferred tax expense relates to deferred tax liabilities associated with the amortization for tax purposes of our intangible assets.

         Our loss from discontinued operations before gain on sale and income tax expense was $3.5 million and $5.5 million for the nine months ended September 30, 2006 and 2005, respectively. The reduced loss before gain on sale and income tax expense in 2006 compared to 2005 reflects improved station operating results at our Ft. Myers-Naples station, lower losses from our Salt Lake City station which was sold in April 2006, and lower interest expense due principally to the repayment of outstanding debt of approximately $18.5 million on April 4, 2006 from the proceeds of the Clear Channel Transaction. Our gain on the sale of assets of $7.0 million for the nine months ended September 30, 2006 includes the $5.9 million gain on the sale station KUWB’s assets and $1.1 million additional consideration related to the 2003 sale of our St. Louis station. The $296,000 of income tax expense for the nine months ended September 30, 2006 and 2005 reflects the deferred tax relating to the amortization of intangibles for tax purposes attributable to WTVK.

         Our net loss for the first nine months of 2006 was $2.6 million compared to a net loss of $10.3 million for the first nine months of 2005. The sharp reduction of our net loss is due primarily to the gain on the sale of KUWB in April 2006 of $5.9 million, improved operating results of continuing operations, reduced operating losses of our discontinued operations and lower interest expense related to reduced debt.

Liquidity and Capital Resources

         Since the aggregate proceeds from the sale of KUWB and the expected proceeds from the sale of WTVK exceed our outstanding indebtedness for all periods presented, all interest expense and related payment for prepaid financing costs have been attributed to our discontinued operations.

         Cash flow used in continuing operating activities was $614,000 for the nine months ended September 30, 2006 compared to cash flow used in operating activities of $2.0 million for the first nine months of 2005. This decrease in cash flow used by operating activities of $1.4 million relates primarily to the improved operating results, exclusive of program amortization, at our continuing stations and reduced working capital usage.

         Cash flow provided by investing activities during the first nine months of 2006 was $19.0 million, which included $18.4 million in net proceeds from the sale of KUWB and $1.2 million in net proceeds from the sale of our equity interest in CarSoup of Minneapolis, Inc. Cash flow provided by investing activities for the first nine months of 2005 was $58,000 and includes $1.5 million in proceeds from the sale of our Flint construction permit. Capital equipment expenditures were greater in the 2005 period due to the conversion to high-definition broadcasting completed that year.

         Cash flow used in financing activities was $16.2 million during the nine-month period ended September 30, 2006 resulting primarily from our reduction of debt from the proceeds of the KUWB and CarSoup sales. Cash flow provided by financing activities during the nine-month period ended September 30, 2005 was $7.8 million which included approximately $7.1 million in additional borrowings and $714,000 in contributions from our minority interest partner in The Daily Buzz.

         Cash used in operating activities of our discontinued operations during the nine months ended September 30, 2006, including allocated cash interest expense, was $524,000 compared to cash used in the nine months ended September 30, 2005 of $5.0 million. This decrease relates primarily to our reduced losses at KUWB (both from lower loss levels and the fact that only three months of operations are included in the 2006 period) and increased profits at WTVK during the current year period compared to a year ago and to payments received under our shared services agreement with Clear Channel in connection with that transaction. Cash used in investing activities of our discontinued operations during for the nine months ended September 30, 2006 was $15,000 compared to cash used in investing activities of $297,000 for the year earlier period, both figures relating solely to capital expenditures. Cash used in financing activities of our discontinued operations was $1.3 million and $564,000 for the nine months ended September 30, 2006 and September 30, 2005, respectively, and consisted primarily of prepaid financing costs paid to our lenders.

         On March 29, 2006, we restructured our revolving credit agreement (“Revolver”) and our second-lien term loan (“SLTL”). The amendment to our Revolver eliminated all financial covenants effective December 31, 2005, reset the maximum advances under the Revolver to the lesser of $60.0 million or 50% of the aggregate appraised STAC (“start-up stations with affiliation agreements”) and allowed us to borrow $10.0 million that same date to reduce the outstanding borrowings on our higher interest rate SLTL from $20.0 million to $10.0 million. The amendment to our SLTL eliminated financial covenants effective December 31, 2005 and reduced our prepayment penalty. Pursuant to the terms of the Revolver amendment, when we completed the Clear Channel Transaction on April 4, 2006, the maturity date for the Revolver was extended to May 2009, we were provided with the right to make future repurchases of our stock in the aggregate amount of the lesser of $20.0 million or 40% of the appraised STAC value of our station group, and we repaid the final $10.0 million in outstanding balances under our SLTL and terminated that agreement. The remaining $8.5 million of the $18.5 million KUWB sales proceeds were used to reduce our outstanding borrowings under our Revolver. As of September 30, 2006, our outstanding borrowings under the Revolver were $36.5 million and our available credit, net of a required interest reserve for cash interest expense of approximately $1.9 million, was $17.6 million.

        The completion of our sale of KUWB reduced our debt and our operating losses, but we are still a net borrower as the cash flows generated from our station operations do not cover our current interest expense. Our amended Revolver contains a provision that upon the occurrence of an event or condition that has a material adverse change on our business (a “MAC”), the lenders can refuse to make additional advances under the facility. Accordingly, if a MAC occurs in the future, we might not have access to funds under our Revolver which may be necessary for us to meet our obligations, including cash interest payable to the lenders, as they become due. If we fail to meet such obligations as they become due, the lenders could claim a default and accelerate all amounts due under the senior credit facility. Although we believe it unlikely that such a MAC might occur, if it did and if the lenders stopped funding us under the Revolver, we also have the ability to sell select stations, even if at less than full price. We would also explore the options of replacing the Revolver or raising additional equity. There is no guarantee that such other means of raising capital will be at terms acceptable to us, and accordingly current stockholders could be adversely affected by such financings.

         On May 12, 2006, we entered into an agreement with Sun Broadcasting, Inc. to sell our station WTVK in Ft. Myers-Naples, Florida for $45.0 million in an all-cash asset sale. We expect this transaction, which is subject to the approval of the Federal Communications Commission, to close by the end of 2006 or in early 2007. We are required to use the net proceeds from this transaction to repay all of the outstanding borrowings under our Revolver. Based on the current STAC appraised values of the remaining stations, our maximum available borrowings under our Revolver after we repay all outstanding borrowings will be approximately $39.6 million. While WTVK has been a contributor to our operating cash flow over the past twelve months, the eliminated cash interest expense resulting from our debt reduction will far exceed the cash flow contributions of the station and, we believe, provide us with a less risky business model going forward. In the event that the sale of WTVK is not consummated, we anticipate funding interest obligations related to our outstanding debt by available borrowings under the Revolver.

Forward Looking Statements

          This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “expect,” “believe,” ‘should’, “intend” or “might” or the negative of such terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and the television broadcast industry’s actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. Actual results in the future could differ materially and adversely from those described in the forward-looking statements as a result of various important factors, including (but not limited to) the ratings performance of The CW Network and, to a lesser extent, the performance of the MyNetworkTV network, the impact of changes in national and regional economies, including advertising demand, pricing fluctuations in local and national advertising, volatility in programming costs, a delay in, or failure to consummate, the closing of our sale of station WTVK in Ft. Myers-Naples and the other risk factors set forth in the Company’s 2005 Form 10-K filed with the Securities and Exchange Commission on April 14, 2006.

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

Critical Accounting Policies and Estimates

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to broadcast rights, bad debts, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are fully disclosed in our 2005 Annual Report on Form 10-K filed with the SEC on April 14, 2006. There have been no material changes to these policies during the quarter ended September 30, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company’s senior credit agreement has variable interest rates. Accordingly, the Company’s interest expense could be materially affected by future fluctuations in the applicable interest rates. At September 30, 2006, the Company had aggregate outstanding borrowings of $36.5 million under its credit facility at an effective annual borrowing rate of 10.43%. Based on the outstanding borrowings at September 30, 2006, a 1% increase in our effective borrowing rate would increase our annual interest expense by approximately $365,000.

Item 4. Controls and Procedures

         Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of September 30, 2006, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on our aforementioned evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective.

         There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 6. Exhibits

3.1	Certificate of Incorporation of ACME Communications, Inc. (1)
3.2	Form of Restated Bylaws of ACME Communications, Inc. (1)
10.1	Amendment Number One to the Third Restated and Amended Loan and Security Agreement by and among ACME Television, LLC, and Wells Fargo Foothill, Inc., as Agent and as Required Lenders, dated August 30, 2006.
16.1	Letter from KPMG, LLP to U.S. Securities and Exchange Commission, dated October 18, 2006. (2)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1/A, File No. 333-84191, filed on September 29, 1999.

(2)	Incorporated by reference to Form 8-K filed on October 18, 2006.

SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2006	ACME Communications, Inc. By: /s/ Thomas D. Allen Thomas D. Allen Executive Vice President, CFO & Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of ACME Communications, Inc. (1)
3.2	Form of Restated Bylaws of ACME Communications, Inc.(1)
10.1	Amendment Number One to the Third Restated and Amended Loan and Security Agreement by and among ACME Television, LLC, and Wells Fargo Foothill, Inc., as Agent and as Required Lenders, dated August 30, 2006.

16.1	Letter from KPMG, LLP to U.S. Securities and Exchange Commission, dated October 18, 2006. (2)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1/A, File No. 333-84191, filed on September 29, 1999.
`
(2)	Incorporated by reference to Form 8-K filed on October 18, 2006.