Form 10-K
period 2006-12-31
ACME COMMUNICATIONS INC
filed 2007-03-30
CIK 1092013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended
DECEMBER 31, 2006

Commission File Number: 000-27105

ACME COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0866283 (I.R.S. employer identification no.)

2101 E. Fourth Street, Suite 202 A
Santa Ana, California, 92705
(714) 245-9499
(Address and telephone number of principal executive offices)

None
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The NASDAQ Stock Market, LLC (NASDAQ Global Market)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes   [  ]            No  [X]

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes  [  ]            No  [X]

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) Exchange Act. of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Yes   [  ]            No  [X]

As of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2006), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $55,730,689 based on a price of $5.08 per share, as reported on the NASDAQ Stock Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 29, 2007
Common Stock, $.01 par value per share	16,772,415 shares (including 725,652 shares held in treasury)

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders	Part III

*	Items incorporated by reference, in whole or in part, to our Proxy Statement to be filed pursuant to Regulation 14A relating to the 2007 Annual Meeting of Stockholders

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

PART I

Item 1. Business

         ACME Communications, Inc. and its wholly-owned subsidiaries (together, unless the context otherwise requires, the “Company” or “we”) owns and operates broadcast television stations in medium-sized markets across the United States. On February 16, 2007, we completed the sale of our station WTVK in the Ft. Myers – Naples, Florida marketplace which left us with seven television stations (and a full-power satellite station) in six markets (our “Continuing Stations”). Six of these Continuing Stations are network affiliates of The CW Television Network and one station is a network affiliate of MyNetworkTV. These Continuing Stations broadcast in markets that cover, in the aggregate, approximately 2.6% of the total U.S. television households.

         In March 2003, we sold two of our stations, KPLR-TV serving the St. Louis marketplace and KWBP-TV, serving the Portland, Oregon marketplace, to subsidiaries of the Tribune Company for an aggregate cash consideration of $275 million (the “Tribune Transaction”) plus additional cash consideration in the amount of approximately $4.6 million relating to KPLR’s closing-date working capital. In August 2005, we entered into an agreement to sell our Salt Lake City station, KUWB, to subsidiaries of Clear Channel Communications, Inc. (the “Clear Channel Transaction”) for $18.5 million in an all-cash transaction. The Clear Channel Transaction was completed on April 4, 2006. In May 2006, we entered into an agreement to sell our Ft. Myers – Naples, Florida station, WTVK, to Sun Broadcasting, Inc. (the “Sun Transaction”) for $45.0 million in cash. The Sun Transaction was completed on February 16, 2007. In accordance with U.S. generally accepted accounting principles (“GAAP”), we have accounted for the results of these four stations as “discontinued operations” and our Continuing Stations represent our continuing operations.

         Our stations historically were affiliates of The WB Television Network and, in the case of our second station in the Albuquerque-Santa Fe marketplace, an affiliate of UPN. On January 24, 2006, Warner Bros. and CBS jointly announced that, effective September 2006, they would cease operations of their respective networks, The WB and UPN, and create a new jointly-owned television network, The CW Network (sometimes hereinafter referred to as “The CW”).

         After careful evaluation of each of the two new networks, we concluded that The CW was significantly advantaged due to its proven roster of popular shows culled from the then current WB and UPN schedules and decided to affiliate all eight of our then WB Network affiliated stations with The CW. We affiliated our second station in Albuquerque-Santa Fe, our then UPN affiliate, with MyNetworkTV.

         The CW launched in September 2006, immediately following the closure of UPN and The WB Network and included on its program schedule the better performing shows from each of The WB and UPN networks. While most industry observers anticipated that The CW would achieve stronger initial ratings than either The WB or UPN individually achieved in the 2005/2006 season, the new network’s ratings during the November 2006 ratings sweeps was essentially unchanged from the prior networks’ November 2005 ratings.

         Similar to The WB Network’s approach, The CW focuses on younger demographics than the Big Four networks. Accordingly, we believe we will be able to continue our strategy to focus much of our surrounding, non-network, syndicated programming on shows that appeal to younger viewers. In addition, in some of our markets we broadcast local and regional sports programming and in all of our markets we provide local news and weather updates during our morning news show. We believe this programming enhances our ability to sell advertising time to local and regional advertisers and increase audience awareness of our still developing stations.

         We believe that medium-sized (“middle”) markets provide certain advantages such as fewer competitors and lower operating costs compared to large markets. Our strategy is to capitalize on these advantages and to grow our revenues and cash flow with an emphasized focus on local advertising sales. Since we centralize many of our stations’ administrative functions and primarily provide entertainment programming, our station general managers are able to focus on increasing sales and improving operating margins.

         We commenced operations in 1997, and ACME Communications, Inc. was incorporated as our holding company in Delaware in 1999 in connection with our initial public offering. Our executive office telephone number is (714) 245-9499.

Our Development, Strategy and Outlook

         We formed with the goal of building a middle market broadcast television station group comprised mostly of new start up stations and underperforming stations – generally affiliated with The WB Television Network, which at the time was an emerging network. We believed then, and still believe today, that significant value will be created in aligning ourself with emerging networks (i.e., The CW and MyNetworkTV) that, with respect to The CW, enjoys significant financial, creative and distribution support from three large media companies – Time Warner Inc., Viacom and the Tribune Company, and with respect to MyNetworkTV, enjoys significant financial and creative support from another large media company, News Corp.

         By the end of 1997 we had three stations on the air – KPLR serving St. Louis, KWBP serving Portland, Oregon, and WBXX serving Knoxville. During 1998 we added another two stations – KUWB, serving Salt Lake City and WTVK, serving the Ft. Myers – Naples, Florida market — bringing our total stations on the air to five. In 1999, we put a sixth station, KWBQ, serving the Albuquerque – Santa Fe market, on the air and acquired another four stations – KASY serving Albuquerque – Santa Fe, WBDT serving Dayton, WIWB serving Green Bay and WBUI, serving the Champagne – Springfield – Decatur market. Together, these acquisitions were the major catalyst for our initial public offering in September 1999.

         In the fall of 2000, signs of a slowing economy and receding advertising demand became evident and the industry was in a full recession by 2001 – with non-political advertising revenues declining in the double-digit percentage range in many markets. The events of 9/11 only compounded and delayed an expected recovery.

         In 2002, we acquired our eleventh station, WBUW serving the Madison, Wisconsin marketplace. By the middle of 2002, however, in the face of a continued soft ad environment, we decided to explore opportunities to reduce our debt and exposure to a prolonged industry slump. In December 2002, we entered into an agreement to sell our two largest stations – station KPLR, St. Louis and station KWBP, Portland, Oregon — to the Tribune Company. We used the proceeds from this transaction, which closed in March 2003, to significantly reduce our debt, which in turn allowed us to amend and extend our revolving credit facility.

         The broadcast television business in 2004 saw record-level political advertising, especially in connection with the 2004 Presidential campaign and especially in key, battleground states. Including political advertising, aggregate market revenues in our Continuing Stations’ six markets were up 13%, while revenues excluding political advertising were essentially unchanged from prior year levels. However, we, along with other WB Network and UPN Network affiliates, did not greatly benefit from this record in political advertising expenditures, as almost all of this advertising is targeted at the older skewing news audiences of ABC, CBS and NBC affiliates, and we garnered less than a 1% share of such political advertising revenues. Our revenue share of non-political revenues for 2004 reached a high for our Continuing Stations of 9.0%.

         Aggregate 2005 market revenues in our Continuing Stations markets, excluding political revenues, were up appromximately 3% compared to 2004. Local advertising sales were significantly stronger than national advertising sales, with a growth rate of 4.9% compared to a decline of .6% for national ad revenue. The national growth rate, especially when viewed in the context of 2004‘s record level political advertising which reduced the overall advertising inventory available, thereby increasing prices for non-political advertisers, reflected very weak demand. Our aggregate share of non-political advertising revenues in our Continuing Stations markets decreased from 9.0% in 2004 to 8.6% in 2005. On a viewer basis, our Continuing Stations average in-market share of viewers for the 2004 / 2005 broadcast season, based on a composite of key demographic categories of adult viewers during the 5:00 p.m. to midnight daypart, was 8.1% compared to a 8.9% in-market viewing share for the 2003 / 2004 period which equated to a 9% decrease. We believe that most of this decrease was attributed to the decline, for the second straight season, in the WB Network’s prime-time ratings and the resulting effect on surrounding dayparts.

         In 2006, there was no rebound in non-political national advertising demand in our Continuing Stations’ markets and local advertising demand grew only 1% compared to 2005. However, due to strong biennial political advertising demand, which reduced advertising inventory available for non-political advertisers in each market, we received some benefit from our greater availability of advertising inventory (because political advertisers generally do not advertise on our stations) and increased our market share of non-political revenues during the year. Some of this natural biennial upside to our Continuing Stations was offset by the fact that both The WB and UPN significantly reduced their programming and promotion spending and efforts for these two lame duck networks through the balance of the 2005 / 2006 broadcast season which further eroded our viewership and ability to generate advertising revenues. But despite a 6% season-over-season decline in our composite in-market viewership during the 5:00pm to midnight daypart, the tightened inventory for non-political advertising allowed us to increase our Continuing Stations’ weighted average share of that revenue from 8.6% in 2005 to 8.8% in 2006.

         Because we do not expect significant political advertising demand in 2007, with the possible exception of early presidential campaign expenditures, we believe that the major benefactors of the 2006 political advertising windfall – i.e. ABC, CBS and NBC affiliates – will again aggressively compete for an increase in their market share of non-political advertising demand. We are hopeful that the ratings for The CW will increase on a year-over-year basis as the network continues to establish its new identity and brand with its targeted viewers. We expect that any increase in ratings and viewership will translate to increased revenues for all of our CW affiliated stations.

         We believe that we are not well positioned to expand our portfolio of stations and that it is likely that we will continue to attempt to sell our stations to monetize shareholder value. We have already sold four stations, including the Sun Transaction, since reaching our group high of eleven stations (not including our full-power satellite in the Albuquerque – Santa Fe market) in late 2002. We believe that the recent sale of our Ft. Myers – Naples station was important because it allowed us to repay all of the outstanding debt under our senior credit agreement and thereby reduced our financial risk going forward, which provides us the ability to be more patient in selling any of our remaining Continuing Stations at prices we believe reflect fair value.

         While we are optimistic that there will eventually be opportunities to monetize our station assets at prices we consider fair, we recognize that such opportunities may take much longer to develop.

Programming

         Our current programming includes:

         •  The CW Network prime time programming (at six of our Continuing Stations);

         •  The MyNetworkTV prime time programming (at one of our Continuing Stations);

         •  The CW Network weekday afternoon programming;

         •  Kids' WB! Saturday morning programming (at six of our Continuing Stations);

         •  syndicated programming;

         •  The Daily Buzz, a three-hour morning news program (at six of our Continuing Stations); and

         •  local programming.

         Prime Time Programming. In prime time, The CW Network, has the youngest average of viewers compared with the other network broadcasters. Prime time programming includes America’s Next Top Model, 7th Heaven, Smallville, Gilmore Girls, Supernatural and Everybody Hates Chris. The CW Network currently provides 13 hours of prime time programming Sunday through Friday. It also provides a two hour pre-prime time block on Sunday nights which consists of earlier season’s episodes of current CW Network prime time shows.

         Kids’ WB! Programming. Kids’ WB!, originally launched by The WB Network in September 1995, airs as a 5-hour block on Saturday mornings on all of our CW affiliated stations. Programs in this program block include The Batman, Spider Riders and Loonatics Unleashed.

         Syndicated Programming. In addition to The CW Network and MyNetworkTV programming, our stations air syndicated programs. Generally, our most profitable programming time periods are the hours immediately before and after the network prime time programming. Consequently, during these time periods, we air programs that are targeted to the audiences similar in demographics as those that watch The CW Network and MyNetworkTV prime time programs. These syndicated programs include That 70s Show, Friends, Seinfeld, Everybody Loves Raymond, King of Queens, According to Jim, Will and Grace, Judge Judy and King of the Hill. We have secured future broadcast rights for certain of our stations to Family Guy (fall 2008), Two and a Half Men (fall 2008) and second cycle rights to Everybody Loves Raymond and That 70s Show and other shows. We have multi-year contracts to air most of our syndicated programming.

         The Daily Buzz. In September 2002, we launched The Daily Buzz, a three-hour (6:00 — 9:00 a.m. Eastern / Pacific Time) morning news show. Effective January 1, 2004, we formed a new production entity, The Daily Buzz, LLC and began jointly producing the program with Emmis Television Broadcasting, L.P. (“Emmis”), a subsidiary of Emmis Communications Corporation. On March 14, 2007, we acquired Emmis’ 50% share of the Daily Buzz, LLC and became the sole producer and owner of the program. The program currently airs on 144 stations, including all of our CW Network affiliated stations and Emmis’ sole CW Network affiliate and on The CW 100+ Cable Group (which airs on cable in more than 100 small markets across the country), representing in the aggregate approximately 39% of U.S. households. The show is produced in Orlando, Florida, and in addition to traditional news, weather and sports related stories, contains entertainment, technology and lifestyle segments.

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

Our Stations and Markets

         The following table provides general information concerning our Continuing Stations:

Marketplace	Market Rank (1)	Station Calls / Channel	Affiliation	Number of Commercial Stations in Market (2)	Station Rank (3)	Station Share (4)	ACME Operation
Albuquerque - Santa Fe, NM	45	KWBQ / 19 KASY / 50 KWBR /21	WB UPN WB (5)	6 6 See (5)	5 6 See (5)	6 2 See (5)	March 1999 November 1999 January 2003
Dayton, OH	58	WBDT / 26	WB	5	5	8	June 1999
Knoxville, TN	60	WBXX / 20	WB	5	5	6	October 1997
Green Bay - Appleton, WI	69	WIWB / 14	WB	6	5	4	June 1999
Champaign - Springfield - Decatur, IL	82	WBUI / 23	WB	6	5	4	June 1999
Madison, WI	85	WBUW / 57	WB	5	5	3	November 2002

(1)	All television stations throughout the United States are grouped into 210 markets that are ranked in size according to the number of households with televisions in the market for the 2006/2007 season.

(2)	Represents the number of full-power commercial broadcast television stations in the market, excluding Spanish-language stations, digital-only stations and satellite stations.

(3)	Represents our station’s rank, based on the average of the February, May and November 2006 major ratings periods, for adult viewers ages 18-49 on a Monday through Sunday, 5:00 p.m. to midnight basis.

(4)	Station share based on the average of the February, May and November 2006 major ratings periods, for adults 18-49 on a Monday through Sunday, 5:00 p.m. to midnight basis.

(5)	KWBR is a full-power satellite station of KWBQ’s, serving the Roswell area of the Albuquerque-Santa Fe marketplace. Its viewership is reflected in KWBQ’s station rank and share.

KWBQ: Albuquerque — Santa Fe, New Mexico
KASY: Albuquerque — Santa Fe, New Mexico

Designated Market Area: 45 Total Age 2+ Population: 1,684,000	TV Households: 662,380

         Market Description. Thirty-four percent of the total population of Albuquerque — Santa Fe is under 25 years of age. The estimated median household income in the Albuquerque — Santa Fe market is approximately $38,300 per year. Major employers in the market include Intel, Motorola, General Electric, General Mills, Philips, Tempur-Pedic and Levi Strauss.

         KWBQ Station Overview. We launched KWBQ in March 1999 with The WB Network prime time programming and Kids’ WB! In September 2006, the station became the market’s CW Network affiliate. In addition, the station’s syndicated programming (which generally can be aired on either KWBQ or on KASY) currently includes Friends, Seinfeld, That 70s Show and King of Queens. The station has contracted for the future exclusive-market broadcast rights to popular off-network shows such as Family Guy and Two and a Half Men which begin airing in September 2007. Additionally, the station has contracted for the future second-cycle rights to That 70s Show, King of Queens and to Everybody Loves Raymond. KWBQ delivered a 2005 / 2006 Season Average rating of 1.4 among adult viewers ages 18-49 for the 5 p.m. — midnight, Monday through Sunday, time period – a 58% increase over the comparable Season Average rating for the 2004 / 2005 broadcast season.

         KASY Station Overview. We began operating KASY, the then UPN affiliate in the market, under an interim local marketing agreement (“LMA”) in November 1999 and closed our purchase of the station in December 1999. The station was a UPN affiliate since that network’s launch in January 1995. Prior to November 1999, the station had been operating as an LMA by another station owner in the market. In September 2006, the station became the market’s MyNetworkTV affiliate. The station’s syndicated programming includes Everybody Loves Raymond, King of the Hill and Judge Joe Brown. All of the future program rights negotiated for KWBQ are also available to air on KASY. KASY delivered a 2005 / 2006 Season Average rating of 0.5 among adult viewers ages 18-49 for the 5 p.m. — midnight, Monday through Sunday, time period – a 32% decrease from the comparable Season Average rating for the 2004 / 2005 broadcast season.

WBDT: Dayton, Ohio

Designated Market Area: 58 Total Age 2+ Population: 1,265,000	TV Households: 531,120

         Market Description. Thirty-two percent of the total population of Dayton, Ohio is under 25 years of age. The estimated median household income in the Dayton market is approximately $46,100 per year. Major employers in the market include Chrysler Corp/Acustar Inc., General Motors, NCR, Reynolds & Reynolds and Lexis Nexis.

         Station Overview. We acquired WBDT in June 1999. WBDT signed on the air in October 1980 and became an affiliate of The WB Network when we acquired the station. In September 2006, the station became the market’s CW affiliate. The station’s syndicated programming currently includes That 70s Show, Friends, Everybody Loves Raymond, King of Queens and Malcolm in the Middle, and the station has contracted for the future exclusive-market broadcast rights to popular shows such as Family Guy and Two and a Half Men, both of which begin airing in September 2007 and for the second-cycle rights to Everybody Loves Raymond, That 70s Show and King of Queens. WBDT delivered a 2005 / 2006 Season Average rating of 2.2 among adult viewers ages 18-49 for the 5 p.m. — midnight, Monday through Sunday, time period – an 18% increase over the comparable Season Average rating for the 2004 / 2005 broadcast season.

WBXX: Knoxville, Tennessee

Designated Market Area: 60 Total Age 2+ Population: 1,220,000	TV Households: 523,010

        Market Description. Twenty-nine percent of the total population of Knoxville is under 25 years of age. The estimated median household income in the Knoxville market is approximately $37,700 per year. Major employers in the market include the University of Tennessee, TVA, Oakridge National Laboratories, Alcoa and Bush Brothers and Company.

        Station Overview. We launched WBXX in October 1997 as the market’s WB Network affiliate. In September 2006, the station became the market’s CW affiliate. The station’s syndicated programming currently includes Friends, That 70s Show, King of the Hill, Friend, King of Queens and According to Jim. In September 2004, the station began airing a weeknight 10-minute newscast produced by the number one news affiliate in the market and that news product continues through today. The station has contracted for the future exclusive-market broadcast rights to Family Guy, which begins airing in September 2007, and to the second cycles of That 70s Show and King of Queens. In October 2002, Knoxville became Nielsen’s 54th metered market. WBXX delivered a 2005 / 2006 Season Average rating of 1.7 among adult viewers ages 18-49 for the 5 p.m. — midnight, Monday through Sunday, time period – a 22% decrease from the comparable Season Average rating for the 2004 / 2005 broadcast season.

WIWB: Green Bay — Appleton, Wisconsin

Designated Market Area: 69 Total Age 2+ Population: 1,052,000	TV Households: 434,760

         Market Description. Thirty-two percent of the total population of Green Bay — Appleton is under 25 years of age. The estimated median household income in the Green Bay — Appleton market is approximately $38,820 per year. Major employers in the market include Fort James Corporation, the Oneida Tribe of Indians of Wisconsin, Schneider National, Humana, Shopko Stores, American Medical Security, Bellin Memorial Hospital and Procter & Gamble Paper Products.

         Station Overview. We acquired WIWB in June 1999. WIWB signed on the air in August 1998 and became an affiliate of The WB Network when we acquired the station. In September 2006, the station became the market’s CW affiliate. The station’s syndicated programming currently includes That 70s Show, Friends, Everybody Loves Raymond, King of Queens and Will & Grace. The station has contracted for the future exclusive-market broadcast rights to popular shows such as Family Guy, which begins in September 2007 and for the second-cycle rights to That 70s Show, Everybody Loves Raymond and King of Queens. WIWB delivered a 2005 / 2006 Season Average rating of 0.9 among adult viewers ages 18-49 for the 5 p.m. — midnight, Monday through Sunday, time period – a 24% decrease over the comparable Season Average rating for the 2004 / 2005 broadcast season.

WBUI: Champaign — Springfield — Decatur, Illinois

Designated Market Area: 82 Total Age 2+ Population: 884,000	TV Households: 378,150

         Market Description. Thirty-three percent of the total population of Champaign — Springfield — Decatur is under 25 years of age. The estimated median household income in the Champaign — Springfield — Decatur market is approximately $33,100 per year. Major employers in the market include ADM, Staley’s, Caterpillar, Mueller, Illinois Power, Kraft and the University of Illinois.

         Station Overview. We acquired WBUI in June 1999. WBUI signed on the air in May 1984 and became an affiliate of The WB Network when we acquired the station. In September 2006, the station became the market’s CW affiliate. The station’s syndicated programming currently includes, That 70s Show, Friends, Everybody Loves Raymond, King of Queens and Malcolm in the Middle. The station has contracted for the future exclusive market broadcast rights to the second-cycles of That 70s Show, Everybody Loves Raymond and King of Queens. WBUI delivered a 2005 / 2006 Season Average rating of 0.9 among adult viewers ages 18-49 for the 5 p.m. — midnight, Monday through Sunday, time period – a 16% decrease from the comparable Season Average rating for the 2004 / 2005 broadcast season.

WBUW: Madison, Wisconsin

Designated Market Area: 85 Total Age 2+ Population: 876,000	TV Households: 369,220

         Market Description. Thirty-two percent of the total population of Madison is under 25 years of age. The estimated median household income in the Madison market is approximately $41,900 per year. Madison is the state capital of Wisconsin and in addition to the State government, major employers in the market include General Motors, Lands End, Mercy Health System and the University of Wisconsin.

         Station Overview. We acquired WBUW through a bankruptcy auction in December 2002. Under an interim LMA, we became fully responsible for its operations effective November 1, 2002. WBUW signed on the air in May 1984 as an affiliate of UPN. The station became a primary WB Television Network affiliate in August 2002. The station’s syndicated programming currently includes That 70s Show, Friends, King of Queens and Sex in the City. The station has contracted for the exclusive market broadcast rights to the popular show Family Guy, which will began airing in September 2007 and for the second-cycle rights to That 70s Show and King of Queens. WBUW delivered a 2005 / 2006 Season Average rating of 0.8 among adult viewers ages 18-49 for the 5 p.m. — midnight, Monday through Sunday time period – a 20% increase over the comparable Season Average rating for the 2004 / 2005 broadcast season.

Our Affiliation Agreements

         Six of our seven Continuing Stations are affiliated with The CW Network and one station – KASY serving the Albuquerque-Santa Fe marketplace — is affiliated with MyNetworkTV. The CW Network and MyNetworkTV are new broadcast television networks that launched in September 2006. Our network affiliation agreements provide each station with the exclusive right to broadcast the applicable networks’ programming in its respective market. Our affiliation agreements with The CW have up to 10 year terms that expire in September 2016. Our affiliation agreement with MyNetworkTV has a five year term that expires in September 2011.

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

         Each of our Continuing Stations affiliated with The CW is also subject to annual compensation payments to The CW beginning with the 2008 / 2009 season. Although the annual payment to The CW is generally fixed, such payment is either increased if The CW surpasses a certain prime-time ratings threshold or such payment amount is completely eliminated if The CW fails to achieve a specified minimum rating. Our one station affiliated with MyNetworkTV is not required to pay MyNetworkTV an annual payment. We expect all of our stations to participate in cooperative marketing efforts with The CW and MyNetworkTV whereby the networks will reimburse us up to 50% of certain pre-approved advertising expenditures to promote their network programming.

Advertising/Sales

         Most of our revenues consist of advertising revenues, and no single advertiser has ever accounted for more than 10% of our gross advertising revenues. Our advertising revenues are generated both by local advertising and national spot advertising.

         Local Advertising. Local advertising revenues are generated by both local merchants and service providers and by regional and national businesses and advertising agencies located in a particular designated market area. Local advertising revenues represented 60% of our Continuing Stations’ advertising revenues in 2006 and 2005 and 56% in 2004.

         National Spot Advertising. National spot advertising represents time sold to national and regional advertisers based outside a station’s designated market area. National spot advertising revenues represented 40% of our Continuing Stations’ advertising revenues in 2006 and 2005 and 44% in 2004. National spot advertising primarily comes from:

         •  new advertisers wishing to test a market;

         •  advertisers who are regional retailers and manufacturers without national distribution;

         •  advertisers who need to enhance network advertising in given markets; and

         •  advertisers wishing to place more advertisements in specified geographic areas.

         From inception to June 30, 2006, we consolidated the results of The Daily Buzz into our financial statements – from inception through December 31, 2003 as a wholly-owned subsidiary and from January 1, 2004 through June 30, 2006 as a variable interest entity. Effective July 1, 2006, we determined that we were no longer the primary beneficiary of The Daily Buzz venture and it was deconsolidated at that date. Accordingly, for the six months ended December 31, 2006, we recorded our 50% equity in The Daily Buzz’s operating results using the equity method of accounting.

Our Competition

         Broadcast television stations compete for advertising revenues primarily with other broadcast television stations in their respective markets and, to a lesser but increasing extent, with radio stations, cable television system operators, newspapers, billboard companies, direct mail and internet sites. ABC, CBS, NBC and Fox programming generally achieve higher audience levels than that of The CW Network, MyNetworkTV and syndicated programming aired by independent stations which is attributable to a number of factors, including:

         •  the traditional networks' efforts to reach a broader audience;

         •  historically, less competition;

         •  generally better channel positions;

         •  more network programming being broadcast weekly;

         •  the traditional networks' cross-promotions; and

         •  the traditional networks’ more established market presence than The CW Network and MyNetworkTV.

         However, because The CW and MyNetworkTV provide fewer hours of programming per week than the traditional networks, we have a significantly higher inventory of advertising time for our own use and, therefore, our stations generally achieve a share of television market advertising revenues greater than their share of the market’s audience. We believe that this available advertising time, combined with our efforts to attract (via our programming) the audiences that are key targets of advertisers, and our focus on advertising sales allows us to compete effectively for advertising revenues within our stations’ markets.

         The broadcasting industry is continuously faced with technical changes and innovations, the popularity of competing entertainment and communications media, changes in labor conditions, and governmental restrictions or actions of federal regulatory bodies, including the Federal Communications Commission (“FCC”), any of which could possibly have an adverse effect on a television station’s operations and profits. Sources of video service other than conventional television stations, the most common being cable television, can increase competition for a broadcast television station by bringing distant broadcasting signals not otherwise available to the station’s audience, serving as a distribution system for national satellite-delivered programming and other non-broadcast programming originated on a cable system and selling advertising time to local advertisers. Other principal sources of competition include home video exhibition, direct-to-home broadcast satellite television, entertainment services and multi-channel multi-point distribution services. Currently, two FCC permittees, DirecTV and Echostar, provide subscription DBS services via high-power communications satellites and small dish receivers, and other companies provide direct-to-home video service using lower powered satellites and larger receivers. Furthermore, emerging technologies that allow viewers to digitally record and play back television programming is likely to decrease viewership of commercials and, as a result, lower television advertising demand. Additionally, an increasing number of network programs are becoming available to download, on a fee basis, to consumers’ computers or handheld devices and this trend threatens to further erode traditional viewership of local broadcasters. While these download fees represent new and growing revenue streams to the networks, as of yet, local broadcast affiliates are not sharing in any of those revenues.

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

         License Grant, Renewal, Transfer and Assignment. Our current licenses for our stations are or were scheduled to expire on the following dates:

Station (by market ranking)	Expiration Date
KWBQ / Albuquerque - Santa Fe	October 1, 2014
KASY / Albuquerque - Santa Fe	October 1, 2006
KWBR / Albuquerque - Santa Fe	October 1, 2014
WBDT / Dayton	October 1, 2005
WBXX / Knoxville	August 1, 2013
WTVK / Ft. Myers - Naples (1)	February 1, 2013
WIWB / Green Bay - Appleton	December 1, 2005
WBUI / Champaign - Decatur - Springfield	December 1, 2005
WBUW / Madison	December 1, 2005

(1)	Station sold on February 16, 2007.

         We have filed separate renewal applications for each of those licenses that were scheduled to expire in 2005 and 2006. Those renewal applications are still pending before the FCC. To some extent, the delay may be occasioned by the FCC’s apparent decision not to renew licenses for stations affiliated with the WB Network (or its successor, the CW Network) until it completes its investigation of indecency complaints relating to network programming that was aired by most of its affiliates, including our WB (and now CW) Network affiliated stations. The delay in FCC action on our renewal applications may also reflect some violations by our stations of limitations in FCC rules on the amount of commercial material that is allowed in children’s programming and, in one case, a violation of the FCC rule with respect to the required public inspection file. In the meantime, the Communications Act entitles us to continue to operate the stations under the prior licenses until the FCC acts on the renewal applications.

         A party must obtain a construction permit from the FCC to build a new television station. Once a station is constructed and commences broadcast operations, the permittee receives a license which must be renewed by the FCC at the end of each license term (which may be as long as eight years under current law). The FCC grants renewal of a broadcast license if it finds that the station has served the public interest, convenience, and necessity, there have been no serious violations by the licensee of the Communications Act or FCC rules and policies, and there have been no other violations of the Communications Act and FCC rules and policies which, taken together, would constitute a pattern of abuse. If the FCC finds that a licensee has failed to meet these standards, the FCC may deny renewal, condition renewal, or impose some other sanction (such as forfeiture). Any party with standing may petition the FCC to deny a broadcaster’s application for renewal of its license. However, only if the FCC issues an order denying renewal will the FCC accept and consider applications from other parties for a construction permit for a new station to operate on that channel. The FCC may not consider any new applicant for the channel in making determinations concerning the grant or denial of the licensee’s renewal application. Although renewal of licenses is granted in the majority of cases even when petitions to deny have been filed, we cannot be sure our station licenses will be renewed for a full term or without modification.

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

         To obtain the FCC’s prior consent to assign a broadcast license or transfer control of a broadcast licensee, an application must be filed with the FCC. If the application involves a substantial change in ownership or control, the application must be placed on public notice for a period of no less than 30 days during which time petitions to deny the application may be filed by interested parties, including certain members of the public. If the FCC grants the application, interested parties have no less than 30 days from the date of public notice of the grant to seek reconsideration or review of that grant by the commission or, as the case may be, a court of competent jurisdiction. The full FCC commission has an additional 10 days to set aside on its own motion any action taken by the FCC’s staff. When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be better served by an assignment or transfer to any party other than the assignee or transferee specified in the application.

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

         The FCC’s current rules generally prohibit the issuance of a license to any party, or parties under common control, for a television station if that station’s Grade B contour overlaps with the Grade B contour of another television station in the same designated market area (“DMA”) in which that party or those parties already have an attributable television interest. FCC rules provide an exception to that general prohibition and allow ownership of two television stations with overlapping Grade B contours under any one of the following circumstances:

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

         On June 2, 2003, the FCC adopted new rules (the “New Rules”) with respect to ownership of broadcast television stations and related matters. The New Rules encompassed many changes, including the following:

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

         The FCC’s New Rules also established new cross media limits (“CML”) to govern the combined ownership of television stations, radio stations, and daily newspapers. More specifically, the New Rules included the following changes:

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

         The FCC’s New Rules also raised the cap on the reach of a single entity’s television ownership to 45% of the country’s audience. However, Congress subsequently enacted a law which reduced that cap to 39%. Prior to adoption of that new statute, stations in the UHF band, which covers channels 14 — 69, were attributed with only 50% of the households in their respective markets (while 100% of the market households are attributed to stations in the VHF band, which covers channels 2 — 13). The FCC issued a public notice requesting comment on whether the new statute had any impact on the ability of the FCC to continue that UHF discount. That proceeding is still pending.

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

         In response to a request by the FCC, the court issued a decision on September 3, 2004 which allowed the FCC to implement certain New Rules relating to radio that the court had upheld. However, the court made no change in its decision with respect to those New Rules that affect television broadcasting. On January 27, 2005, the FCC and the Department of Justice (which works with the FCC on certain court appeals) decided not to appeal the court’s decision to the United States Supreme Court. On June 13, 2005, the United States Supreme Court denied a petition for certiorari filed by other parties. On June 21, 2006, the FCC inaugurated a new rulemaking proceeding to respond to the court’s decision on the New Rules and to conduct the quadrennial review of media ownership rules mandated by the Communications Act. That proceeding is still pending.

         At this juncture, no predictions can be made as to whether or when the New Rules (at least with respect to television) will be retained or changed and, if so, how any new rules will affect the Company. It is possible, however, that the FCC could make changes in its rules (which may or may not include some or all of the New Rules) that will adversely affect the Company and our ability to buy new television stations or sell our existing television stations.

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

         Local Marketing Agreements. Under the FCC’s current rules (as well as the New Rules), the licensee of a television station providing more than 15% of another television station’s programming under a local marketing agreement (“LMA”) is considered to have an attributable interest in the other station for purposes of the FCC’s national and local multiple ownership rules if both stations are located in the same market. The FCC also adopted a grandfathering policy providing that local marketing agreements that are in compliance with the previous FCC rules and policies and were entered into before November 5, 1996, would be permitted to continue in force until the FCC concludes its biennial review of regulations in 2004. Local marketing agreements entered into after November 5, 1996 but prior to the adoption of the new FCC rules in 1999 were grandfathered until August 2001.

         We have, from time to time, entered into local marketing agreements, generally in connection with pending station acquisitions. By using local marketing agreements, we can provide programming and other services to a station that we have agreed to acquire before we receive all applicable FCC and other governmental approvals.

         Both the current FCC rules and the FCC’s New Rules generally permit local marketing agreements if the station licensee retains ultimate responsibility for and control of the applicable station, including finances, personnel, programming and compliance with the FCC’s rules and policies. We cannot be sure that we will be able to air all of our scheduled programming on a station with which we may have an LMA or that we would receive the revenue from the sale of advertising for such programming.

         Joint Sales Agreements. A joint sales agreement is an arrangement where one station sells advertising time on another station. The FCC’s New Rules made joint sales agreements for radio stations an attributable ownership interest if the selling station is located in the same market and sells more than 15% of the other station’s weekly advertising time. The FCC initiated a new rulemaking proceeding that could result in rules which make joint sales agreements for television an attributable ownership interest to the same extent that radio joint sales agreements are an attributable ownership interest. There could be situations where we would want to have a joint sales agreement with another television station in a market where we already own one or more television stations. Therefore, the FCC proceeding could result in the adoption of rules which would limit our opportunities to have those agreements, and that limitation could adversely affect the Company.

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

         As a starting point, the FCC adopted a table of allotments for digital television. Under the table, all eligible broadcasters with a full-power television station were allocated a separate channel for digital television operation. However, on September 7, 2004, the FCC issued a Report and Order which initiated a process to refine that table of allotments so that all digital television stations will operate on Channels 2 through 51, which are identified by the FCC as the “core” channels. The Report and Order also adopted a procedure that will enable television stations to make certain elections about which channel they would like to use for digital television. The FCC has issued numerous decisions and public notices concerning the development of the new table of allotments for digital television, and it is anticipated that the new table of allotments will be completed sometime later this year. The FCC established a “freeze” on the filing of applications to modify existing analog television stations (like ours) until the new digital table of allotments is completed (although the FCC has been willing to consider exceptions on a case-by-case basis).

         In the meantime, the FCC’s Report and Order of September 7, 2004 established certain construction deadlines for digital television facilities. All stations affiliated with the top four networks (ABC, CBS, Fox and NBC) in the top 100 markets were required to complete construction of full power digital television facilities by July 1, 2005 if the procedure described above resulted in the retention of the original digital channel assigned to the station. All other commercial and noncommercial television stations were required to complete construction of full-power digital television facilities by July 1, 2006 if the procedure described above resulted in the station’s retention of its original digital channel. The Report and Order adopted other deadlines as well concerning the construction of full power digital television facilities.

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

         Satellite Home Viewer Act. The Satellite Home Viewer Act, which was renewed and expanded by federal law in December 2004, and related FCC regulations allow satellite carriers to deliver broadcast programming to subscribers who are unable to obtain television network programming over the air from local television stations. Congress later amended the act to facilitate the ability of satellite carriers to provide subscribers with programming from both local and non-local television stations (regardless of the subscribers’ ability to receive the television signals over the air). The FCC has adopted rules to implement certain of those legislative changes and is conducting rulemaking proceedings to implement others. A principal component of the new regulation requires satellite carriers to carry the analog signals of all local television stations in a market if they carry one. We have taken advantage of that regulation to require carriage of our stations on satellite systems in the Albuquerque — Santa Fe and Knoxville markets. Congress recently adopted legislation to renew portions of the Satellite Home Viewer Act that were scheduled to expire and, at the same time, adopted other provisions that affect the delivery of satellite service (including prohibition of one satellite carrier’s requirement that subscribers have a second dish to receive local broadcast signals).

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

         Closed Captioning. With certain exceptions, the Communications Act and FCC rules require that all analog television programs aired after December 31, 2005 include closed captioning. Both the Communications Act and FCC rules provide a procedure for requesting an exemption from that closed captioning requirement. On December 30, 2005, we timely requested for an exemption from the closed captioning requirement for certain programs which are broadcasts on KASY-TV, KWBQ-TV, and WIWB-TV. Those exemption requests are still pending at the FCC.

         Other Regulatory and Legislative Changes. Federal regulatory agencies and Congress from time to time consider proposals for additional or revised laws and rules. For example, Congress recently amended the Communications Act to increase substantially the fines which the FCC can impose for the broadcast of indecent material. We cannot predict what changes will be adopted by Congress or any federal regulatory agency or how such changes might affect us. Changes in applicable law and regulation could have an adverse or favorable impact on the broadcasting industry generally or us specifically.

         The foregoing summary of FCC and other governmental regulations is not intended to be comprehensive. For further information concerning the nature and extent of federal regulation of broadcast stations, you should refer to the Communications Act, other Congressional acts, FCC rules, and the public notices and rulings of the FCC.

Employees

         At December 31, 2006, our continuing operations had 186 employees, none of whom are subject to collective bargaining agreements. We believe that our relationships with our employees are good.

Available Information

         The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Company’s website at www.acmecommunications.com.

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

       Our continuing television stations are relatively new in their markets and some of our stations have never generated positive cash flow.

         All of our Continuing Stations are relatively new in their markets and are still developing. Some of them have never generated positive cash flow from operations and the group has never generated positive cash flow from operations.

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

         All but one of our television stations are affiliated with The CW Television Network, making us vulnerable to this concentrated network affiliation.

         Our station group is highly dependent upon the success and continuation of The CW Television Network. If that network does not generate meaningful viewers, our revenue will be adversely affected. Also, if the owners of that network were to cease operations of The CW, our stations would be adversely affected and would likely have to be programmed as independent, non-affiliated stations. This would likely harm our business and lead to lower valuations of our station assets.

         We may not be able to generate sufficient cash flow to meet our debt service obligations, forcing us to refinance all or a portion of our indebtedness, sell assets or obtain additional financing.

         Although we repaid all of our then outstanding indebtedness when we completed the sale of our Ft. Myers – Naples, Florida television station on February 16, 2007, we will likely continue to be a net borrower, even if at a significant lesser extent than we were before that transaction closed. Our business may not be able to generate sufficient cash flow from operations in the future to pay our indebtedness or to fund our other liquidity needs. As a result, we may need to refinance all or a portion of our indebtedness, on or before maturity, sell assets or obtain additional financing. We may not be able to refinance any of our indebtedness on commercially reasonable terms, if at all. If we are unable to generate sufficient cash flow or refinance our indebtedness on commercially reasonable terms, we may have to seek to restructure or replace our remaining debt obligations, which could have a material adverse effect on our results of operations and financial condition and the price of our Common Stock and the market, if any, for our debt. Furthermore, our history of operating and net losses may make it difficult to obtain restructured or replacement financing.

         The terms of our senior credit agreement limit our operating flexibility and may put us at a greater risk of default and acceleration of our debt.

         Our senior credit facility contains restrictive covenants that may limit or restrict our ability to:

         •  incur additional debt;

         •  pay dividends;

         •  merge, consolidate or sell assets;

         •  make acquisitions or investments; and

         •  change the nature of our business.

         Additionally, if and as we sell any of our stations, our ability to borrow under our senior credit facility will be reduced because our maximum available borrowings are calculated as a declining percentage, based on number of stations owned at any given time, of lender appraised station values.

         We may evaluate strategic alternatives to sell some or substantially all of our Company’s assets, however we cannot assure you that any of these potential transactions will be successfully completed.

         We continue to evaluate strategic alternatives to sell some or substantially all of our Company’s assets to maximize stockholder value. The process may or may not result in an agreement to sell some or substantially all of our assets. In addition, our ability to complete a transaction, if our Board decides to pursue one, will depend on numerous factors, some of which are outside of our control, including factors affecting the availability of financing for transactions or the financial markets in general. Even if a transaction is completed, there can be no assurance that it will have a positive effect on the price of our Common Stock.  Finally, any process of evaluating strategic alternatives will likely be time consuming and expensive.

         Whether or not we pursue a transaction to sell our Company’s assets, the evaluation of strategic alternative may adversely affect the Company

         The financial results and operations of the Company may be adversely affected by the diversion of management resources to the process of evaluating strategic alternatives and uncertainty regarding the outcome of the process. For example, the uncertainty of whether we will continue to own this Company in the future could lead us to lose or fail to attract employees, customers or business partners.  Although we have taken and would take further steps, if necessary, to address these risks, including employee retention plans, there can be no assurance that any such losses or distractions will not adversely affect the operations or financial results of the Company.

         Our business is subject to significant rerun syndicated programming costs, and increased rerun syndication costs could adversely affect our operating results.

         In addition to our stations airing prime time network programming, our stations air syndicated programs. If the pricing for rerun syndication programming increases, such increases in costs could adversely affect our financial performance. In addition, as most rerun syndication programming is purchased well in advance of it becoming available for our stations to air, we are at risk of such acquired programming not achieving its expected ratings and the possibility that the revenues generated by such programs will not recoup the contractual programming costs. In some instances, we may have to replace programs before their costs have been fully amortized, resulting in write-offs that increase station operating costs. In addition, many of our syndication contracts require us to purchase all future network seasons of the underlying program, irrespective of the impact on the financial performance of the show on our air.

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

         We have a substantial amount of intangible assets, and if we are required to write down intangible assets in future periods, it would reduce net income, which in turn could materially and adversely affect our results of operations.

         We have a substantial amount of intangible assets and an adverse change in our performance, or in economic conditions within our markets or in the underlying value of our broadcast licenses could lead to future impairments that could negatively affect our operating results.

         Approximately $69.2 million, or 50%, of our total assets as of December 31, 2006 consists of unamortized intangible assets relating to our Continuing Stations. Intangible assets principally include broadcast licenses and goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires, among other things, the impairment testing of goodwill and other intangible assets. If at any point in the future the value of these intangible assets decreased, we would be required to incur an impairment charge that could significantly adversely impact our reported results of operations. We recorded impairments of our broadcast licenses of $27,000, $3.6 million and $3.0 million for the years ended December 31, 2006, 2005 and 2004, respectively, due to lower valuations for certain of our stations’ FCC broadcast licenses.

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

         The Company’s business is subject to risks relating to increasing competition for the leisure and entertainment time of consumers. The Company competes with all other sources of news, information and entertainment, including movies, live events, radio broadcasts, home video products, print media and the Internet. Furthermore, technological advancements, such as video on demand, new video formats and streaming capabilities, portable video devices and downloading via the Internet, have increased the number of media and entertainment choices available to consumers and intensified the challenges posed by audience fragmentation. The increasing number of choices available to audiences could negatively impact not only consumer demand for the Company’s stations, but also advertisers’ willingness to purchase advertising from the Company. If the Company does not respond appropriately to further increases in the leisure and entertainment choices available to consumers, it could have an adverse effect on the Company’s competitive position and revenues.

         The Company faces risks relating to competition from cable and satellite broadcasters which could reduce our ratings and harm our ability to generate advertising revenues.

         Networks that air programming exclusively on cable or direct broadcast satellite television continue to increase their aggregate share of overall television viewers. A continued decline in broadcast television viewership could result in reduced industry advertising revenues and adversely affect our business. Furthermore, cable operators have become increasingly aggressive and successful in competing for local market advertising revenue as they have been able to upgrade sales capabilities and continue to offer more targeted viewer audiences. This increased competition to local television broadcasters has, and will continue to have, an adverse effect on our business.

         New and emerging technologies may reduce advertising revenues.

         New and emerging technologies, such as digital video recorders (“DVR”) that allow viewers to digitally record and play back television programming, may cause changes in consumer behavior that could affect the attractiveness of our offerings to advertisers and could, therefore, adversely affect our revenues. The DVR penetration rate has increased dramatically over recent years as direct broadcast satellite and cable services are now including such devices for nominal fees in their current set-top boxes and we expect DVR penetration rates to continue to rise. In addition, further increases in the use of portable digital devices (e.g., iPods or cell phones) and the increasingly prevalent practice by some networks to make many of their programs available over the internet, all of which allow users to view content of their own choosing, in their own time, while avoiding traditional commercial advertisements, could adversely affect our advertising revenues. Advertisers and agencies are increasingly raising concerns that this new technology is reducing the value of their commercial messages.

         Our industry is subject to a government-mandated analog-digital conversion process which may ultimately lead to reduced viewership and advertising revenues.

         Federal legislation now requires all television broadcasters, including us, to cease all analog transmissions by February 17, 2009. According to industry reports, television sets with digital receivers are only present in approximately 17% of U.S. television households. Although the federal government has created a subsidy for households with analog over-the-air receivers to receive free digital converters, the subsidy may not be large enough to cover all households with over-the-air receivers and a significant percentage of such households may not learn of or choose to take advantage of the subsidy. Furthermore, we are unable to predict the extent of consumer demand for digital television or when that demand will arise. If we are required to cease analog operations before viewers have converted to digital television, our revenues and operating results will be adversely affected.

         FCC regulation of our business could adversely affect our licenses.

         Our operations are subject to extensive regulation by the FCC. Our licenses, which provide us with the rights to broadcast our programming, are subject to periodic renewal by the FCC. We have from time to time violated certain rules of the FCC and these violations, while unintentional, could adversely affect our license renewal and lead to fines assessed by the FCC or further sanctions. We have currently filed separate renewal applications for our five licenses that were scheduled to expire in 2005 and 2006. Those renewal applications are still pending before the FCC. If the FCC finds that we have not complied with certain regulations or if a party files a complaint, the FCC could refuse to renew one of our FCC licenses or could issue the FCC license subject to conditions. The non-renewal or conditional renewal of one or more of our television broadcast licenses could harm our business.

Item 1B. Unresolved Staff Comments

         None.

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

Market	Approximate Size (1)	Ownership
Albuquerque - Santa Fe, New Mexico Studio and office facilities Tower (analog / digital)	9,000 sq. ft. 4,223 / 4223 ft.	Leased Leased
Knoxville, Tennessee Studio and office facilities Tower (analog / digital)(2)	8,000 sq. ft. 2,421 / 2,359 ft.	Leased Owned
Dayton, Ohio Studio and office facilities Tower (analog / digital)	9,998 sq. ft. 1,145 / 954 ft.	Leased Leased
Ft. Myers - Naples, Florida (3) Studio and office facilities Tower (analog / digital)	8,623 sq. ft. 1,496 / 1,496 ft.	Leased Leased
Green Bay - Appleton, Wisconsin Studio and office facilities Tower (analog)(2) Tower (digital)	7,500 sq. ft. 659 ft. 1,089 ft.	Leased Owned Leased
Champaign - Springfield - Decatur, Illinois Studio and office facilities Tower (analog / digital)(2)	7,800 sq. ft. 1,329 / 1,329 ft.	Owned Owned
Madison, Wisconsin Studio and office facilities Tower (analog / digital)(2)	9,600 sq. ft. 1,362 / 1,270 ft.	Leased Owned

(1)	Tower size represents signal radiance height above average terrain.

(2)	Tower owned on leased property.

(3)	Station sold on February 16, 2007.

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

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of the security holders during the fourth quarter of 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

         Our common stock is traded on the NASDAQ Global Market under the symbol ACME. As of March 28, 2007, there were 33 stockholders of record, which does not include beneficial owners holding shares through nominee names, and the closing price of our common stock that day was $5.54.

         We have not declared or paid any cash dividends or distributions on our common stock since our inception through December 31, 2006. On February 16, 2007, in connection with the completion of our Ft. Myers – Naples, Florida station sale, we declared a special cash dividend of $0.50 per share of common stock. The dividend was paid on March 12, 2007 to holders of record as of the close of business on February 26, 2007. On February 20, 2007, the Company repaid all of its then current outstanding debt and accrued interest totaling $37.2 million. We anticipate that we will declare future dividends only to the extent of further asset sales. Our current senior credit facility allows us to pay dividends from excess sale proceeds and to borrow up to $20.0 million under the facility to further pay dividends. Our ability to pay future dividends will also be subject to restrictions under any future debt obligations and other factors that our board of directors deems relevant.

         Below are the high, low and closing prices of our common stock as reported by the NASDAQ Stock Market, Inc. for each quarter of 2006 and 2005:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
High	$4.470	$5.740	$5.750	$5.990
Low	3.500	4.070	4.540	4.860
Close	4.140	5.080	5.250	5.020
2005
High	$7.450	$5.700	$4.850	$4.240
Low	4.760	3.300	3.510	3.510
Close	5.270	4.020	3.890	3.550

Item 6. Selected Financial Data

         Following is the Company’s selected consolidated financial data for the past five years. In accordance with generally accepted accounting principles, operating results relating to our St. Louis and Portland stations, which were sold in 2003, our Salt Lake City station, which was sold in April 2006 and our Ft. Myers-Naples station, which was subject to a sale as of December 31, 2006 and was sold on February 16, 2007, are accounted for as discontinued operations. This data is derived from our audited Consolidated Financial Statements and should be read in conjunction with the Consolidated Financial Statements and Notes thereto (located at Item 8 of this filing) and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (located at Item 7 of this filing).

ACME Communications, Inc. and Subsidiaries Consolidated Statement of Operations (In thousands, except per share data)
	For the Years Ended December 31,
	2006	2005	2004	2003	2002
Net revenues	$34,789	$34,203	$33,809	$31,402	$24,883
Operating expenses:
Cost of service:
Programming, including program amortization	13,279	14,809	13,212	11,526	8,680
Other costs of service (excluding depreciation and amortization of
$3,942, $4,263, $4,119, $3,225 and $2,767 for the years ended
December 31, 2006, 2005, 2004, 2003 and 2002, respectively)	5,850	5,657	5,403	4,753	4,105
Selling, general and administrative expenses	13,238	12,895	13,107	12,954	11,772
Depreciation and amortization	3,976	4,307	4,167	3,272	2,864
Abandoned acquisition-related costs	177	872	1,025	--	--
Impairment of broadcast licenses	27	3,612	2,999	4,000	--
Corporate expenses	3,621	3,922	4,055	3,563	4,078
Operating expenses	40,168	46,074	43,968	40,068	31,499
Operating loss	(5,379)	(11,871)	(10,159)	(8,666)	(6,616)
Other income (expenses):
Interest income	55	11	8	329	125
Gain on sale of assets	69	1,202	--	--	--
Equity in income (loss) of unconsolidated affiliates	(435)	38	50	(45)	(37)
Other	--	--	--	--	20
Loss from continuing operations before income taxes and minority interest	(5,690)	(10,620)	(10,101)	(8,382)	(6,508)
Income tax expense	(2,036)	(725)	(1,255)	(2,068)	(23,881)
Loss from continuing operations before minority interest	(7,726)	(11,345)	(11,356)	(10,450)	(30,389)
Minority interest	463	779	914	--	--
Loss from continuing operations	(7,263)	(10,566)	(10,442)	(10,450)	(30,389)
Discontinued operations (Note 3):
Income (loss) from discontinued operations	3,479	(4,984)	(6,299)	61,292	(19,595)
Income tax benefit (expense)	(395)	(395)	(806)	24,126	(5,992)
Income (loss) from discontinued operations	3,084	(5,379)	(7,105)	85,418	(25,587)
Net Income (loss)	$(4,179)	$(15,945)	$(17,547)	$74,968	$(55,976)

Net income (loss) per share, basic and diluted
Continuing operations	$(0.45)	$(0.66)	$(0.64)	$(0.62)	$(1.81)
Discontinued operations	0.19	(0.34)	(0.43)	5.10	(1.53)
Net income (loss) per share	$(0.26)	$(0.99)	$(1.07)	$4.47	$(3.34)

Weighted average basic and diluted common shares outstanding	16,047	16,047	16,406	16,759	16,750

Balance Sheet Data:
Total assets	$138,955	$158,616	$171,162	$171,912	$393,276
Total debt (1)	37,445	53,982	45,542	30,006	275,001
Total stockholders' equity	55,430	59,207	75,152	97,625	22,491

(1)	Includes our 12% senior secured discount notes and our 10 7/8% senior discount notes (both fully redeemed in 2003), revolving credit facility, second-lien term note and capital lease obligations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Since we reached a high of eleven television stations in 2002, we have been seeking to monetize shareholder value by the selective sale of our stations. We continue to more likely be sellers rather than buyers of television station assets.

         In March 2003, we sold two of our stations, KPLR-TV serving the St. Louis marketplace and KWBP-TV, serving the Portland, Oregon marketplace, to subsidiaries of the Tribune Company for an aggregate, all-cash, consideration of $275 million plus a payment for the closing-date working capital of the St. Louis Station in the amount of approximately $4.6 million. In April 2006, we sold our station KUWB-TV serving the Salt Lake City marketplace to subsidiaries of Clear Channel Communications, Inc. for an all-cash consideration of $18.5 million. In May 2006, we entered into an agreement to sell our Ft. Myers — Naples station, WTVK-TV, to Sun Broadcasting, Inc. for an all-cash consideration of $45.0 million. We completed the WTVK-TV transaction on February 16, 2007. The results relating to these four stations have been accounted for as discontinued operations in accordance with U.S. generally accepted accounting principles (“GAAP”).

         Our Continuing Stations are regionally diverse and range in market size (based on television households) from the 45th through the 85th largest in the nation. All but one of our stations are affiliates of The CW Television Network. Our second station in the Albuquerque-Santa Fe marketplace is an affiliate of MyNetworkTV. Our Continuing Stations have only been on the air, or achieving measurable ratings, for 6-8 years.

         We derive revenues primarily from the sale of advertising time to local, regional and national advertisers and, through July 1, 2006 – the date we deconsolidated the venture, from program licensing fees related to The Daily Buzz. Our advertising revenues depend on popular programming that attracts audiences in the demographic groups targeted by advertisers, allowing us to sell advertising time at satisfactory rates. Similar to all commercial television stations, our rates are directly affected by the number of and demographic makeup of our viewing audience, as measured by Nielsen Media Research. Our revenues also depend significantly on factors such as the national and local economy and the level of local competition.

         Approximately 65-75% of our revenues are derived from programming that airs between the hours of 5:00 p.m. to midnight, Monday through Sunday. Network prime time, which is a subset of this daypart, accounts for 15-20% of our total revenues. Our Continuing Stations’ average broadcast season (mid-September to mid-September) ratings among adults viewers ages 18-49 in this 5:00 p.m. to midnight daypart, based on the average of the three major sweeps ratings periods (November, February and May of each broadcast season), grew steadily until the 2003 / 2004 season, when our weighted average rating fell to a 1.7 from the previous season’s 1.8 rating. Our weighted average rating for the 2004 / 2005 season declined again to 1.5. Our weighted average rating for the 2005 / 2006 season, the last season for The WB and for UPN, held steady from the previous season at a 1.5. Our loss in in-market viewing shares for this same time period and demographic was less severe than our broadcast competitors who, as a group, also experienced rating declines. We believe that the ratings declines for the periods through the 2005 / 2006 season, while not limited to our prime-time daypart, were attributable mostly to the decline in The WB Network’s prime-time ratings and the impact that such a drop, in our highest viewed daypart, had upon the surrounding dayparts. The CW Network, which succeeded The WB and UPN networks, launched in September 2006. Six of our seven Continuing Stations are affiliated with The CW. Most industry analysts believed, as did we, that The CW Network would launch to better numbers than The WB Network and UPN enjoyed the prior season, but it did not. In the November 2006 sweeps, our weighted average ratings for our Continuing Stations in this 5:00 p.m. – midnight period among adult viewers ages 18-49 decreased 5% from the November 2005 ratings period. On a broader, composite demographic basis for the same time period, however, our share of viewers relative to our local commercial in-market competitors actually increased during the November 2006 sweeps by 1% compared to our November 2005 sweeps results.

         Our stations are generally ranked fifth (or in the case of our second station in the Albuquerque-Santa Fe market, sixth) amongst commercial television stations in their respective markets in terms of either their share of viewers or their share of the market’s broadcast television revenue. In periods of lower advertising demand – as has been the case for much of the past three years — competition from market leaders, generally the ABC, CBS, NBC and Fox affiliated stations, increases as these stations become more aggressive in their pricing to maintain their revenue share. Over the past several years, biennial political spending in the even years has grown substantially. While we do not directly benefit from this political advertising since most such advertising generally targets viewers older than our normal viewing audience, we indirectly benefit as the increased demand for political advertising reduces the overall inventory available to non-political advertisers in each market, which consequently increases the overall advertising price for such non-political advertisers. We expect that the 2007 broadcast season should see strong competition from the market leader stations as they seek to minimize the reduction in revenue in 2007 compared to higher 2006 revenues inflated by strong political advertising revenue.

         Similar to the television advertising business in general, our revenues are usually greatest during the fourth quarter of each year, primarily due to increased expenditures by advertisers in anticipation of holiday season consumer spending and an increase in viewership during this period. We generally pay commissions to advertising agencies on local, regional and national advertising and to national sales representatives on national advertising. Our net revenues reflect deductions from gross revenues for commissions payable to advertising agencies and national sales representatives.

        Our primary ongoing operating expenses are costs of services, selling, general and administrative expenses, corporate expenses, depreciation and amortization and expenses related to impairments in our broadcast licenses. Costs of services include programming costs, which consist primarily of amortization of broadcast rights relating to syndicated programs as well as costs associated with our morning news show, The Daily Buzz (which, as of January 1, 2004, became jointly produced by us and Emmis and then, beginning July 1, 2006 was deconsolidated) and music rights fees. Other costs of service include advertising expenses targeted at viewers, which is net of any reimbursement received or due to us for such advertising and promotion from our networks or from other program suppliers, and engineering and transmission related expenses. Selling, general and administrative expenses primarily include salaries, sales commissions to account executives, ratings service expenses, insurance and various related overhead expenses. Corporate expenses reflect costs of corporate management, which includes senior management and other centralized management support staff, along with investor relations expenses, professional fees, directors and officers insurance and other related corporate overhead.

         In the fall of 2000, we began to experience a noticeable slowdown in non-political advertiser demand. By December 2000, it was clear that there was a dramatic weakness in demand affecting all media-related companies and there were broader indications that the U.S. economy was in a slowdown. This weak demand continued through all of 2001, and the resultant effect of the events of September 11, 2001 only made a tough year worse. By industry accounts, 2001 television revenues declined approximately 13-15% compared to 2000, the steepest decline in the last 50 years. Nearly every publicly traded television broadcaster, including us, posted year-over-year declines in advertising revenues. Advertising demand began to rebound early in 2002 and non-political advertising for that year was up 5% over 2001 levels in our Continuing Stations’ markets. In March 2003, Operation Freedom commenced in Iraq and advertising demand was adversely affected for several weeks, but despite that disruption, non-political advertising revenues in 2003 for our Continuing Station markets grew a respectable 4% over 2002 levels. While most expected that the calendar year 2004 would reflect an improved operating environment compared to 2003, despite record breaking political advertising, non-political advertising revenues were essentially unchanged from 2003 levels. In 2005, non-political local advertising demand was very solid, averaging an annual increase compared to 2004 of 4.9% in our continuing markets. National advertising, however, was very weak, and actually declined 0.6% compared to 2004 in our continuing markets despite the record political spending in 2004, which increased the non-political advertising rates due to decreased inventory for such ads. In 2006, strong political advertising drove overall market revenue growth by 14% over the prior year in our markets. However, we did not participate meaningfully in political revenues, and non-political advertising revenues for 2006 remained unchanged from 2005 levels. We do not believe that 2007 non-political revenues in our marketplaces will increase more than 1-2% (and we believe in the first quarter of 2007 non-political revenues are actually down compared to the first quarter of 2006) which will make it difficult for us to grow our revenues in 2007 apart from any ratings gains we may experience from The CW Network.

Results of Operations

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

         In 2006, net revenues from continuing operations increased 2% to $34.8 million from $34.2 million in 2005. Our station group achieved a 4% increase in net revenues as overall viewership levels among our key demographics grew just slightly during the calendar year. While there was robust political advertising in our markets, we did not attract much of that incremental spending, and the non-political advertising revenues in our markets were unchanged compared to 2005 levels. Effective July 1, 2006, we deconsolidated The Daily Buzz, LLC as we ceased to be the primary beneficiary of the venture. Accordingly, we had only six months of that revenue in 2006 compared to a full year of revenues for The Daily Buzz in 2005, and net revenues for The Daily Buzz in our consolidated results declined 46%. Effective March 14, 2007, we became the sole owner of The Daily Buzz, LLC and will begin including its results in our consolidated results of operations.

         Programming expenses for 2006 decreased by 11% to $13.3 million compared to $14.8 million in programming expenses for 2005. This decrease was due primarily to the deconsolidation of The Daily Buzz effective July 1, 2006 (the 2006 year includes only six months of expense related to the show and this accounts for most of the decline in programming costs compared to 2005) and a decline in music license fees, net of a $472,000 increase in write-downs of program license rights to adjust to net realizable value.

         Other costs of services for 2006 increased 3% to $5.9 million from $5.7 million in 2005, principally due to higher promotion expenses to launch The CW Network in the fall of 2006.

         Selling, general and administrative expenses for 2006 increased 2% to $13.2 million compared to $12.9 million in 2005 primarily due to stock-based compensation expense of $165,000 recognized in 2006 in accordance with SFAS 123R and higher property related expenses.

         Depreciation and amortization expense for 2006 was $4.0 million compared to $4.3 million for 2005. This decrease relates primarily to more assets reaching full depreciation than those being added during the latter part of 2005 and 2006.

         We wrote off $177,000 and $872,000 in 2006 and 2005, respectively, in costs associated with our efforts to secure construction permits for television stations in the Lexington, Kentucky and Richmond, Virginia markets as we determined that such permits were not likely to be issued by the FCC due to short-spacing signal issues.

         Impairment of broadcast licenses for 2006 was $27,000 compared to an impairment expense of $3.6 million in 2005. Both impairment charges reflected lower valuations for certain of our stations’ FCC licenses.

         Corporate expenses for 2006 decreased 8% to $3.6 million from $3.9 million in 2005 principally due to lower professional fees due to lower costs associated with Section 404 of the Sarbanes-Oxley Act since we became a non-accelerated filer in December 2005.

         We incurred income tax expense of $2.0 million in 2006 compared to income tax expense of $725,000 in 2005. The income tax expense in both years primarily relate to deferred tax liabilities associated with amortization of intangibles for tax purposes in excess of impairment write-downs for book purposes. The tax expense was significantly lower in 2005 due to the $3.6 million impairment of broadcast licenses in 2005.

         Our income from discontinued operations in 2006 was approximately $3.5 million before tax expense of $395,000 compared to a pre-tax loss of $5.0 million in 2005. The income in 2006 includes a $5.9 million gain on the sale of our Salt Lake City station, $1.5 million in additional proceeds from the buyer of our St. Louis stations due to their usage of that station’s tax net operating losses (“tax NOLs”), net of operating income of $1.7 million and interest expense of $5.7 million. The 2005 loss includes $1.1 million operating losses and $5.5 million in interest, net of $1.6 million in additional consideration for the buyer’s 2005 usage of our St. Louis station’s tax NOLs. The operating losses of our discontinued operations were favorably impacted by improved operating results at our Ft. Myers – Naples station and the sale of our Salt Lake City station, which was not profitable, in April 2006.

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

         In 2005 our net revenues increased 1% to $34.2 million from $33.8 million in 2004. This increase was driven by a 186%, or $1.1 million, increase in net revenues for our The Daily Buzz venture compared to 2004, net of a 2% decrease in net revenues at our stations on lower ratings and revenue shares.

         Programming expenses increased 12% to $14.8 million compared to the prior year’s programming expense of $13.2 million. This increase was attributable primarily to our continued investment in programming, including Malcolm in the Middle which launched in syndication in September 2004 at four of our stations, a 20% increase in our The Daily Buzz production costs (largely driven by increased news costs related to our increased licensing revenue) and a year-over-year increase of $194,000 in the write-downs of program rights to adjust to net realizable value.

         Other costs of services increased 5% to $5.7 million compared to a prior year expense of $5.4 million. This increase was primarily attributable to increased utilities and operating lease expenses relating to the roll-out of digital transmissions at several of our stations during the last half of 2004.

         Selling, general and administrative expenses for 2005 decreased 2% to $12.9 million compared to $13.1 million in 2004 due to lower sales and traffic system software installation expenses and lower compensation expense due to unfilled sales department vacancies.

         Depreciation and amortization expense for 2005 was $4.3 million compared to $4.2 million for 2004 as continued capital expenditures to convert to HDTV was mostly offset by assets becoming fully depreciated during the year.

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

         Corporate expenses for 2005 decreased to $3.9 million from $4.1 million in 2004. This 3% decrease in corporate expenses was primarily due to lower costs related to our second year implementation of our internal controls procedures and documentation to comply with Section 404 of the Sarbanes-Oxley Act.

         We incurred income tax expense of $725,000 million in 2005 compared to income tax expense of $1.3 million in 2004. The income tax expense in both years primarily relate to deferred tax liabilities associated with amortization of intangibles for tax purposes.

         Our loss from discontinued operations in 2005 was approximately $5.4 million compared to a loss of $7.1 million in 2004. These losses are comprised of operating losses at our stations in Salt Lake City and Ft. Myers – Naples and interest expense, which is being totally allocated to discontinued operations because the proceeds from the sale of these two stations exceeds the outstanding debt and is required to be used to repay that debt. Our station operating losses in 2005 were less than in 2004 due to improved results at our Ft. Myers – Naples station and due to our Salt Lake City losses being shared by Clear Channel effective August 2005 in connection with their purchase of the station. In addition, the 2005 loss is net of $1.6 million in additional consideration received from Tribune in connection with its use of tax net operating losses from the Tribune Transaction.

Liquidity and Capital Resources

         Prior to 2003, we carried a high level of debt arising from the issuance of our Television Notes and Intermediate Notes in September 1997. Largely due to our desire to significantly reduce our debt levels, we sold our biggest stations (i.e., St. Louis and Portland, Oregon) to Tribune in March 2003, and during 2003 we redeemed substantially all of our long-term debt, including both our Television Notes and our Intermediate Notes.

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

        On March 29, 2006 we amended our senior credit facility to eliminate all financial covenants effective December 31, 2005, extend the term until May 2009, change the borrowing rates, increase the amount of our stock we can repurchase up to $20 million and to allow borrowings under the facility or from future station sales to repay the SLTL. In April 2006, we repaid and terminated the SLTL. On December 31, 2006, the borrowings outstanding under our senior credit agreement were $36.6 million at a weighted average annual interest rate 10.5% and we were in compliance with all of the agreement’s terms, conditions and covenants.

         The senior credit facility, as amended, allows for borrowings up to a maximum of the lower of $60 million or a percentage of our stations’ aggregate appraised “STAC” (start-up station with an affiliation contract sold on compressed time frames) values, which are lower than the fair value of our station group. The percentage advance rate is 45% based on our Continuing Stations and declines to 20% if we ever sell down to three or fewer stations. Our interest rates on borrowing is based on the advance rate, and is 5.00% over LIBOR at the 45% advance rate and 2.50% over LIBOR at the lowest, 20%, advance rate.

         We amended our senior credit facility on February 15, 2007 to allow us to pay dividends to our stockholders from any proceeds of station sales in excess of then outstanding borrowings or from new borrowings under the credit agreement of up to $20.0 million.

         On February 16, 2007, we completed the Sun Transaction and used the majority of the proceeds from that sale to repay all of the then outstanding debt and accrued interest under our senior credit facility of $37.2 million. Our availability under the revolver, immediately following the closing and net of approximately $863,000 associated with lender reserves for projected six-month cash interest payments, was approximately $38.7 million. That same day we declared a $0.50 dividend per common share that was paid on March 12, 2007 to holders of record at the close of business on February 26, 2007. The aggregate dividend was $8.0 million and we used approximately $7.0 million of the remaining proceeds from the Sun Transaction along with approximately $1.0 million in new borrowings under the senior credit facility to make that dividend payment.

          We expect that we will need to borrow during the coming year to help fund capital expenditures estimated to be approximately $1.5 million in calendar 2007. Although our amended senior credit facility contains no financial covenants, it does contain a provision that upon the occurrence of an event or condition that has a material adverse change on our business (a “MAC”), the lenders can refuse to make additional advances under the facility. Accordingly, if a MAC occurs in the future, we might not have access to funds under our senior credit facility which may be necessary for us to meet our obligations, including cash interest payable to the lenders, as they become due. If we fail to meet such obligations as they become due, the lenders could claim a default and accelerate all amounts due under the senior credit facility.

         Net cash used in operating activities was $389,000 for 2006 compared to net cash used in operating activities of $3.9 million for 2005. This decrease in use of cash of $3.5 million was primarily due to reduced cash-based operating losses, including lower corporate expenses, reduced programming payments for our construction permit markets and reduced working capital usage.

         Net cash provided by investing activities was $20.2 million for 2006 which included $18.4 million in net proceeds from the sale of our Salt Lake City station, $1.5 million in additional consideration from Tribune on their use of station KPLR’s tax NOLs and $1.2 million in net proceeds from the sale of our interest in CarSoup. Net cash provided by investing activities was $1.2 million for 2005, which included $1.6 million in additional consideration from Tribune related to their 2005 use of station KPLR’s tax NOLs and $1.5 million in proceeds from the sale of our Flint construction permit. Our capital expenditures for 2006 and 2005 were $620,000 and $1.9 million, respectively on reduced HDTV related projects.

         Net cash used in financing activities during 2006 was $16.2 million, which relates primarily to the repayment of our debt from the proceeds of the sale of our Salt Lake City station. Net cash provided by financing activities for 2005 was $9.3 million which consisted of approximately $8.5 million in borrowings and $887,000 in cash contributions from our minority interest partner in The Daily Buzz.

         In our discontinued operations, net cash used in operating activities in 2006 was approximately $2.3 million compared to $6.3 million used in operating activities for 2005. Because the sum of the expected net proceeds from the Sun Transaction and the actual net proceeds from the Clear Channel Transaction exceeded our outstanding borrowings for 2006 and 2005 and the loan agreements in place at the time required us to repay outstanding debt first with those proceeds, all interest expense has been attributed to discontinued operations. The reduced cash used in operating activities reflects the combined effect of improved profits at our Ft. Myers – Naples station, reduced losses at our Salt Lake City station, which was sold in April 2006, and reduced working capital usage.

         Net cash used in investing activities in our discontinued operations was $15,000 in 2006 compared to $286,000 used in investing activities in 2005 on reduced capital expenditures.

         Net cash used in financing activities in our discontinued operations was $1.3 million in 2006 compared to $633,000 used in 2005. The $707,000 increase relates primarily to increased prepaid financing fees paid in connection with the March 2006 amendment of our revolver and second-lien term loan agreements.

         At December 31, 2006, amounts due under all capital lease facilities totaled $895,000 bearing an implicit average interest rate of 5.29% per annum. We expect to incur approximately $1.5 million in additional miscellaneous capital expenditures in 2007, an increase over our 2006 expenditures, as we are replacing the commercial playback systems at six of our seven Continuing Stations in 2007 (one station’s commercial playback systems was replaced in 2006).

         At December 31, 2006, we had $1.1 million of unrestricted cash and negative working capital of $22.6 million, including the $36.6 million note payable under our revolving credit agreement classified as a current liability in connection with the sale of our Ft. Myers – Naples station. Apart from any proceeds that might be generated as a result of station sales, it will be necessary for us to continue to borrow under our senior credit facility as the cash generated from our station operations will not offset our projected capital expenditures, cash corporate expenses and cash interest costs during at least the next twelve months. We do not believe it is likely that the FCC will grant the construction permit applications in either Lexington or Richmond, but if they were to be granted, the license acquisition for Lexington could be funded, under certain conditions, through our revolving credit facility. Our senior credit facility requires lender approval for any station acquisitions. Since our new credit facility has no operating performance covenants, we believe we have reduced our exposure to risk resulting from an economic downturn. Such a downturn, however, could still adversely affect our business and result in an increase in our borrowing needs and a possible reduction in our STAC values and, therefore, debt capacity. If our maximum borrowings allowed were to be reduced to an amount below our outstanding borrowings, we would be forced to amend our loan agreement, find alternative financing or sell station assets.

Contractual Cash Obligations

         Our contractual cash obligations by year of payment, in thousands, including the repayment of our revolving credit facility and our SLTL, are as follows:

Year	Senior Credit Facility (1)	Program Rights Obligations (2)(3)	Capital Lease Obligations	Operating Lease Obligations (3)	Purchase Obligations (3)(4)	Total Contractual Cash Obligations
2007	$36,550	$7,001	$49	$1,175	$2,614	$47,389
2008	--	7,796	45	976	1,496	10,313
2009	--	7,449	47	911	1,408	9,815
2010	--	6,134	49	771	1,208	8,162
2011	--	3,695	51	700	573	5,019
Thereafter	--	4,320	654	2,816	60	7,850

Total	$36,550	$36,395	$895	$7,349	$7,359	$88,548

(1)	Amount shown as being repaid in 2007 due to February 16, 2007 completion of the Sun Transaction.

(2)	Includes commitments not recognized in our consolidated financial statements, as the underlying programming is not yet available for broadcast.

(3)	Excludes obligations of discontinued operations as these have been or will be assumed by the buyers of the discontinued operations.

(4)	Includes audience measurement service agreements, news service licenses, music license fees and various software license agreements.

         In addition to the above contractual obligations, we expect that our capital expenditures for 2007 will be approximately $1.5 million.

Critical Accounting Policies and Estimates

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to broadcast rights, bad debts, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Programming Rights

         Our programming rights are stated, on a gross basis, at the lower of amortized cost or estimated realizable value. We evaluate estimated realizable value of programming rights based on current usage and revenue performance and projected future revenue and usage of such programs. Changes in our programming schedule could impact the estimated realizable value of programming. In addition, estimates of future revenue performance relate to the number of advertising spots we sell and the amount generated from such sales. A decrease in the number of spots sold or the amount for such sales could also impact our estimated realizable value. During 2006, 2005 and 2004, we recorded write-downs of program rights due to impairments for our Continuing Stations of $1,044,000, $572,000 and $376,000, respectively. The increase in the 2006 write-down was due primarily to write-downs related to Malcolm in the Middle and, to a lesser extent, The Drew Carey Show in two of our markets.

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

         The Company re-evaluated its reporting units effective December 31, 2003 and determined that the appropriate level to test goodwill for impairment should be at the market level. Previously, the Company evaluated its goodwill on a consolidated basis. Based on the Company’s evaluations of goodwill (including goodwill relating to discontinued operations) at December 31, 2006, December 31, 2005 and December 31, 2004, there was no impairment of goodwill.

         In connection with the adoption with SFAS No. 142, the Company determined that its intangible assets (broadcast licenses) have an indefinite life. Accordingly, the Company is required to test these intangible assets in accordance with the provisions of Statement 142 and did not amortize these intangibles beginning January 1, 2002. The Company evaluates broadcast licenses on a station-by-station basis, except for its two stations serving the Albuquerque — Santa Fe, New Mexico marketplace, which are evaluated together. Based upon evaluations, the Company determined that due primarily to a decline in market conditions at certain stations, certain of its broadcast licenses had become impaired and a $27,000, $3.6 million and $3.0 million impairment expense was recorded for the years ended December 31, 2006, 2005 and 2004, respectively. These impairments resulted from the carrying value of the broadcast licenses exceeding their fair values and are included in accumulated amortization.

Impairment of Long-Lived Asset Values

         The carrying values of our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The impairment analysis is based upon estimated future undiscounted cash flows of the stations. Based on these estimates, other than the write-down on programming rights and broadcast licenses as disclosed above, we do not have any other impairment related to long-lived assets for 2006, 2005 or 2004. Future adverse changes in market conditions, changes in technology and other factors could reduce the expected future cash flows and result in an impairment charge.

Impact of Recently Adopted Accounting Pronouncements

         On January 1, 2006, we adopted Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Payment (SFAS 123R).  SFAS 123R requires us to expense the fair value of grants of various stock-based compensation programs over the vesting period of the awards.  We elected to adopt SFAS 123R using the “Modified Prospective Application” transition method which does not result in the restatement of previously issued consolidated financial statements.  For additional information regarding our accounting under SFAS 123R, see Note 10. Stock Option Compensation in the notes to our consolidated financial statements.

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

         In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements NO. 87, 88, 106 and 132(R)", (“SFAS 158”). SFAS 158 requires recognition of the overfunded or underfunded status of a benefit postretirement plan in the statement of financial position, as well as recognition of changes in that funded status through comprehensive income in the year in which they occur. SFAS 158 also requires a change in the measurement of a plan’s assets and benefit obligations as of the end date of the employer’s fiscal year. SFAS 158 is effective for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company adopted SFAS No. 158 for the year ended December 31, 2006, but since the Company has never had any defined benefit plans or unfunded liabilities, the adoption of this standard did not have any impact on the Company’s consolidated financial statements.

           In September 2006, the SEC issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The adoption of SAB 108 as of December 31, 2006 had no effect on the Company’s consolidated financial statements.

         In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (Including an amendment of FASB Statement No. 115)” which is effective the first fiscal year that begins after November 15, 2007. SFAS 159 permits us to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We do not expect SFAS 159 to have a material impact on our consolidated financial statements. We will adopt SFAS 159 effective January 1, 2008.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Our senior credit facility has variable interest rates. Accordingly, our interest expense could be materially affected by future fluctuations in the applicable interest rate. At December 31, 2006, we had outstanding borrowings of $36.6 million at an average interest rate of 10.5% per annum. Based on the outstanding indebtedness as of December 31, 2006, a one percent change in our borrowing rates would change our annual interest expense by approximately $366,000.

Item 8. Financial Statements and Supplemental Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ACME Communications, Inc.

We have audited the accompanying consolidated balance sheet of ACME Communications, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACME Communications, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ MAYER HOFFMAN MCCANN P.C.
MAYER HOFFMAN MCCANN P.C.
Los Angeles, California

March 28, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
ACME Communications, Inc.:

We have audited the consolidated balance sheets of ACME Communications, Inc. and subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules I and II as of December 31, 2005 and for the two-year period ended December 31, 2005. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACME Communications, Inc. and subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules as of December 31, 2005 and for the two-year period ended December 31, 2005, when considered in relation to the consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ KPMG LLP

Los Angeles, California
April 7, 2006 except for Note 3,
which is as of March 30, 2007

ACME Communications, Inc. and Subsidiaries Consolidated Balance Sheets (in thousands, except share data) (Unaudited)
	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,113	$1,141
Restricted cash	50	50
Accounts receivable, net	7,878	8,907
Current portion of programming rights	5,850	5,874
Prepaid expenses and other current assets	332	620
Assets held for sale	18,341	37,915
Total current assets	33,564	54,507
Property and equipment, net	18,508	22,432
Programming rights, net of current portion	15,873	8,915
Goodwill, net	14,721	14,721
Broadcast licenses, net	54,447	54,474
Other assets	2,131	3,567
Total assets	$139,244	$158,616

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,261	$3,542
Accrued liabilities	5,043	5,945
Current portion of programming rights payable	6,536	5,820
Current portion of obligations under lease	50	47
Income taxes payable	151	91
Notes payable under revolving credit facility	36,550	8,500
Notes payable under second-lien term loan	--	10,000
Liabilities held for sale	4,607	11,288
Total current liabilities	56,198	45,233
Programming rights payable, net of current portion	16,987	10,082
Obligations under lease, net of current portion	845	895
Other liabilities	33	56
Deferred income taxes	9,751	7,871
Notes payable under revolving credit facility	--	24,540
Notes payable under second-lien term loan	--	10,000
Total liabilities	83,814	98,677

Minority interest	--	732

Commitments and Contingencies (see Note 6)
Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares
authorized, no shares issued or outstanding	--	--
Common stock, $.01 par value; 50,000,000 shares authorized, 16,772,415
shares issued and 16,046,763 outstanding at December 31, 2006 and 2005 respectively	168	168
Additional paid-in capital	132,440	132,038
Accumulated deficit	(72,178)	(67,999)
Less: Treasury stock, at cost; 725,652 shares	(5,000)	(5,000)
Total stockholders' equity	55,430	59,207

Total liabilities and stockholders' equity	$139,244	$158,616

See the notes to the consolidated financial statements

ACME Communications, Inc. and Subsidiaries Consolidated Statement of Operations (In thousands, except per share data)
	For the Years Ended December 31,
	2006	2005	2004
Net revenues	$34,789	$34,203	$33,809
Operating expenses:
Cost of service:
Programming, including program amortization	13,279	14,809	13,212
Other costs of service (excluding depreciation and
amortization of $3,942, $4,263 and $4,119 for the years
ended December 31, 2006, 2005 and 2004, respectively)	5,850	5,657	5,403
Selling, general and administrative expenses	13,238	12,895	13,107
Depreciation and amortization	3,976	4,307	4,167
Abandoned acquisition-related costs	177	872	1,025
Impairment of broadcast licenses	27	3,612	2,999
Corporate expenses	3,621	3,922	4,055
Operating expenses	40,168	46,074	43,968
Operating loss	(5,379)	(11,871)	(10,159)
Other income (expenses):
Interest income	55	11	8
Gain on sale of assets	69	1,202	--
Equity in income (loss) of unconsolidated affiliates	(435)	38	50
Loss from continuing operations before income taxes and minority interest	(5,690)	(10,620)	(10,101)
Income tax expense	(2,036)	(725)	(1,255)
Loss from continuing operations before minority interest	(7,726)	(11,345)	(11,356)
Minority interest	463	779	914
Loss from continuing operations	(7,263)	(10,566)	(10,442)
Discontinued operations (Note 3):
Income (loss) from discontinued operations	3,479	(4,984)	(6,299)
Income tax expense	(395)	(395)	(806)
Income (loss) from discontinued operations	3,084	(5,379)	(7,105)
Net loss	$(4,179)	$(15,945)	$(17,547)

Net income (loss) per share, basic and diluted
Continuing operations	$(0.45)	$(0.66)	$(0.64)
Discontinued operations	0.19	(0.34)	(0.43)
Net loss per share	$(0.26)	$(0.99)	$(1.07)

Weighted average basic and diluted common shares outstanding	16,047	16,047	16,406

See the notes to the consolidated financial statements

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity (In thousands)
			Additional				Total
	Common Stock		Paid-in	Unearned	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Stock	Equity
Balance at December 31, 2003	16,767	$168	$131,998	$(34)	$(34,507)	$--	$97,625
Exercise of stock options	5	--	40	--	--	--	40
Amortization of deferred compensation	--	--	--	34	--	--	34
Purchase of treasury stock, at cost	--	--	--	--	--	(5,000)	(5,000)
Net loss	--	--	--	--	(17,547)	--	(17,547)

Balance at December 31, 2004	16,772	168	132,038	--	(52,054)	(5,000)	75,152
Net loss	--	--	--	--	(15,945)	--	(15,945)

Balance at December 31, 2005	16,772	168	132,038	--	(67,999)	(5,000)	59,207
Stock-based compensation	--	--	402	--	--	--	402
Net loss	--	--	--	--	(4,179)	--	(4,179)

Balance at December 31, 2006	16,772	$168	$132,440	$--	$(72,178)	$(5,000)	$55,430

See the notes to the consolidated financial statements

ACME Communications, Inc. and Subsidiaries Consolidated Statement of Cash Flows (In thousands)
	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(4,179)	(15,945)	$(17,547)
Add (less): Loss (income) from discontinued operations	(3,084)	5,379	7,105
Adjustments to reconcile income (loss) to net cash used in operating activities:
Minority interest	(463)	(779)	(914)
Equity in (income) losses of unconsolidated affiliates	435	(38)	(50)
Provision for doubtful accounts receivable	240	304	271
Depreciation and amortization	3,976	4,306	4,179
Impairment of broadcast license	27	3,612	2,999
Amortization of program rights	7,440	7,566	6,676
Abandonment of acquisition related costs	177	872	1,025
Stock-based compensation	343	--	34
Gain on sale of assets	(69)	(1,202)	--
Deferred income taxes	1,880	500	1,005
Changes in assets and liabilities:
(Increase) decrease in accounts receivables	(674)	303	(977)
(Increase) decrease in prepaid expenses and other current assets	148	(16)	49
(Increase) decrease in other assets	6	22	(521)
Increase (decrease) in accounts payable	481	(974)	501
Increase (decrease) in accrued liabilities	(183)	(209)	890
Increase (decrease) in income taxes payable	60	41	(229)
Payments of programming rights payable	(6,927)	(7,545)	(6,576)
Increase (decrease) in other liabilities	(23)	(100)	27
Net cash used in operating activities	(389)	(3,903)	(2,053)
Cash flows from investing activities:
Purchase of property and equipment	(620)	(1,897)	(6,150)
Investment in construction permit	--	--	(177)
Investments in unconsolidated subsidiaries	(265)	--	--
Deconsolidation of The Daily Buzz, LLC	(79)	--	--
Proceeds from sale of assets	1,195	1,509	16
Proceeds from sale of assets - discontinued operations	19,961	1,617	127
Net cash provided by (used in) investing activities	20,192	1,229	(6,184)

See the notes to the consolidated financial statements

ACME Communications, Inc. and Subsidiaries Consolidated Statement of Cash Flows (Continued) (In thousands)
	Years Ended December 31,
	2006	2005	2004
Cash flows from financing activities:
Cash contributions by minority stockholder	$332	887	$1,538
Borrowings under revolving credit facility	13,000	8,486	17,584
Payments on revolving credit facility	(9,490)	--	(20,000)
Payments on second-lien credit facility	(20,000)	--	20,000
Cash restricted under capital lease facilities	--	14	1,920
Payments on capital lease obligations	(47)	(46)	(1,625)
Purchase of treasury stock	--	--	(5,000)
Proceeds from issuance of common stock	--	--	40
Net cash provided by (used in) financing activities	(16,205)	9,341	14,457

Increase in net cash from continuing operations	3,598	6,667	6,220
Discontinued operations:
Net cash used in operating activities	(2,271)	(6,286)	(4,518)
Net cash provided by (used in) investing activities	(15)	(286)	(797)
Net cash used in financing activities	(1,340)	(633)	(423)
Cash used in discontinued operations	(3,626)	(7,205)	(5,738)

Increase (decrease) in cash	(28)	(538)	482
Cash at beginning of period	1,141	1,679	1,197
Cash at end of period	$1,113	1,141	1,679

Cash payments for:
Interest (allocated to discontinued operations)	$5,045	4,430	2,536
Taxes	$96	184	890

Non-cash transactions:
Program rights in exchange for program rights payable	$14,551	6,302	7,311

See the notes to the consolidated financial statements

ACME COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of the Business and Formation

Formation and Presentation

         We commenced our business in 1997 and ACME Communications, Inc. was formed as our holding company on July 23, 1999, in preparation for and in conjunction with an initial public offering of its stock.

         On December 27, 2002, the Company announced that it had entered into transactions to sell its stations KPLR-TV serving the St. Louis marketplace, and KWBP-TV serving the Portland, Oregon marketplace, to subsidiaries of the Tribune Company (the “Tribune Transaction”). The Tribune Transaction was completed on March 21, 2003. On August 4, 2005, the Company announced that it had entered into an agreement to sell its station KUWB serving the Salt Lake City marketplace to subsidiaries of Clear Channel Communications (the “Clear Channel Transaction”). The Clear Channel Transaction was completed on April 4, 2006. On May 12, 2006, the Company announced that it had entered into an agreement to sell its station WTVK serving the Ft. Myers – Naples, Florida marketplace to Sun Broadcasting, Inc. (the “Sun Transaction”). The Sun Transaction was completed on February 16, 2007 (see Note 12). In accordance with U.S. generally accepted accounting principles, the statements of operations and cash flows reflect the results of these four stations as discontinued operations for all periods presented and the balance sheets at December 31, 2006 and 2005 reflect the related assets being sold and liabilities being assumed as assets and liabilities held for sale.

         The Company adopted the provisions of FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities”, effective January 1, 2004. On that same date, the Company’s joint venture with Emmis Communications (“Emmis”) to produce The Daily Buzz, a weekday morning three-hour television news show, became effective. Under the agreement, the Company made an initial contribution of property and equipment with an agreed fair value and book value of $750,000 and Emmis is required to contribute the next $750,000 in capital equipment purchased by the venture. Effective July 1, 2006, upon the equalization of those contributions, the Company determined that it was no longer the primary beneficiary and deconsolidated The Daily Buzz, LLC. Accordingly, as of that date, the Company began accounting for its investment in The Daily Buzz using the equity method of accounting.

         The accompanying consolidated financial statements are presented for ACME Communications, Inc. and its wholly-owned subsidiaries (together, unless the context otherwise requires, “ACME” or the “Company”). Segment information is not presented since all of the Company’s revenues are attributed to a single reportable segment.

Nature of Business

         ACME Communications, Inc. is a holding company with no independent operations other than through its indirect wholly-owned subsidiary, ACME Television, LLC (“ACME Television”). As of December 31, 2006, ACME Television, through its wholly-owned subsidiaries, owned and operated the following nine commercially licensed, full-power, broadcast television stations located throughout the United States, including KWBR in Roswell, New Mexico, the Company’s satellite station of KWBQ:

Station	Channel	Marketplace	Market Rank (1)	Network Affiliation
KWBQ/KWBR	19/21	Albuquerque-Santa Fe, New Mexico	45	CW
KASY	50	Albuquerque-Santa Fe, New Mexico	45	MNT
WBDT	26	Dayton, Ohio	58	CW
WBXX	20	Knoxville, Tennessee	60	CW
WTVK (2)	46	Ft. Myers-Naples, Florida	64	CW
WIWB	14	Green Bay-Appleton, Wisconsin	69	CW
WBUI	23	Champaign-Springfield-Decatur, Illinois	82	CW
WBUW	57	Madison, Wisconsin	85	CW

(1)	based on television households per Nielsen Market Research for the 2006 / 2007 broadcast season.

(2)	station sold on February 16, 2007 (see Note 12).

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

Accounts Receivable

         Accounts receivable are presented net of the related allowance for doubtful accounts which totaled $711,000 and $793,000 at December 31, 2006 and 2005, respectively. The Company does not charge interest on past due receivables.

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

         The carrying amounts reported in the consolidated balance sheets for receivables and accounts payable approximate fair values because of the immediate or short-term maturity of these financial instruments. The fair value of the Company’s debt, consisting of notes payable under its revolving credit facility, is estimated at their aggregate carrying amount of $36.6 million since the notes have floating interest rates that the Company believes are at current market.

Program Rights

         Program rights represent costs incurred for the right to broadcast certain features and syndicated television programs. Program rights are stated, on a gross basis, at the lower of amortized cost or estimated net realizable value. The cost of such program rights and the corresponding liability are recorded when the initial program becomes available for broadcast under the contract. Generally, program rights are amortized over the life of the contract on a straight-line basis related to the usage of the program. Any reduction in unamortized costs to net realizable value is included in amortization of program rights in the accompanying consolidated statements of operations. During 2006, 2005 and 2004, the Company recorded write-downs of $1,044,000, $572,000 and $376,000, respectively, for certain programs where unamortized program rights exceeded estimated future net revenues.

         The portion of the program rights estimated to be amortized within one year and after one year is reflected in the consolidated balance sheets as current and non-current assets, respectively. The gross payments under these contracts that are due within one year and after one year are similarly classified as current and non-current liabilities.

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

         The carrying values of our property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The impairment analysis is based upon estimated future undiscounted cash flows of the stations. Based on these estimates, we have not recorded any impairment related to property and equipment for 2006, 2005 or 2004. Future adverse changes in market conditions, changes in technology and other factors could reduce the expected future cash flows and result in an impairment charge.

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

         The Company re-evaluated its reporting units effective December 31, 2003 and determined that the appropriate level to test goodwill for impairment should be at the market level. Previously, the Company evaluated its goodwill on a consolidated basis. Based on the Company’s evaluations of goodwill (including goodwill relating to discontinued operations) at December 31, 2006, December 31, 2005 and December 31, 2004, there was no impairment of goodwill.

         In connection with the adoption with SFAS No. 142, the Company determined that its intangible assets (broadcast licenses) have an indefinite life. Accordingly, the Company is required to test these intangible assets in accordance with the provisions of Statement 142 and did not amortize these intangibles beginning January 1, 2002. The Company evaluates broadcast licenses on a station-by-station basis, except for its two stations serving the Albuquerque — Santa Fe, New Mexico marketplace, which are evaluated together. Based upon evaluations, the Company determined that due primarily to a decline in market conditions at certain stations, certain of its broadcast licenses had become impaired and a $27,000, $3,612,000 and $2,999,000 impairment expense was recorded at December 31, 2006, 2005 and 2004, respectively. These impairments resulted from the carrying value of the broadcast licenses exceeding their fair values.

Barter and Trade Transactions

         Revenue and expenses associated with barter agreements in which broadcast time is exchanged for programming rights are recorded at the estimated average rate of the airtime exchanged, which the Company believes approximates fair value. Barter revenue amounted to $3,411,000, $3,236,000 and $3,237,000 during the years ended December 31, 2006, 2005 and 2004, respectively. Trade transactions, which represent the exchange of advertising time for goods or services, are recorded at the estimated fair value of the products or services received based on comparable cash transactions. Barter and trade revenue is recognized when advertisements are broadcast. Merchandise or services received from airtime trade sales are charged to expense or capitalized and expensed when used.

Advertising Expenses

          The Company records advertising expense when the advertising is run. Production costs associated with such advertising is expensed upon the initial air date of the advertising. Advertising expense, which consists primarily of media costs, production costs and promotion staff salaries and related costs, is included in Other Costs of Services and was $2,071,000, $1,988,000 and $1,956,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

         Stock options outstanding amounting to approximately 2.5 million, 2.5 million, and 2.4 million shares at December 31, 2006, 2005, and 2004, respectively, were not included in the computation of diluted EPS because to do so would have been antidilutive.

Comprehensive Income (Loss)

         The Company has no other components of comprehensive income (loss) other than net income (loss).

Accounting for Stock Options

         On January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”) using a modified prospective transition method. Accordingly, because the Company has adopted a prospective method prior periods have not been restated. For the year ended December 31, 2006, the adoption of SFAS 123(R) resulted in incremental stock-based compensation expense and a decrease in income before income taxes of $402,000, and an increase in net loss of $402,000. The $402,000 stock-based compensation expense was included in selling, general and administrative expenses ($165,000), in corporate expenses ($178,000) and in discontinued operations ($59,000). The incremental stock-based compensation expense caused both basic and diluted loss per share to increase by $0.02 for the year ended December 31, 2006.

         As of December 31 2006, there was $523,000 of total unrecognized compensation cost related to unvested stock options which does not include the effect of future grants of equity compensation, if any. Of the total $523,000, we expect to recognize approximately 62% in 2007, 35% in 2008 and 3% in 2009.

         Prior to the adoption of SFAS 123(R), the Company applied Accounting Principles Board Opinion No. 25, Stock Issued to Employees (“APB 25”), to account for its stock-based awards, and the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation , as amended (“SFAS 123”), to present stock-based compensation disclosure. Under APB 25, because the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of grant, the stock options had no intrinsic value and therefore no compensation expense was recognized. The following table details the pro forma effects on net loss and loss per share for the years ended December 31, 2005 and 2004 had compensation expense been recorded based on the fair value method under SFAS 123, utilizing the Black-Scholes option valuation model:

	Years Ended December 31,
	2005	2004
Net income (loss), as reported	$(15,945)	$(17,547)
Add: Stock-based compensation expense included in net income (loss)	--	34
Deduct: Total stock-based compensation expense determined under
fair-value based method for all awards	(501)	(1,897)

Pro forma net income (loss)	$(16,446)	$(19,410)

Income (loss) per share, basic and diluted:
As reported	$(.99)	$(1.07)
Pro forma	$(1.02)	$(1.18)

         The following assumptions were used in the Black Scholes option-pricing model to value options granted during the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Expected life (in months)	36	36	36
Expected forfeiture rate	0%	n/a	n/a
Volatility factor	79.60%	81.39%	99.39%
Risk free interest rate	4.57%	4.06%	3.20%
Dividend yield	--	--	--

         The expected life of options granted was estimated based on the vesting period. The expected volatility factor was based on historical volatility over the period equal to the stock option’s expected life. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the date of the grant for a period equal to the expected term of the option.

Investments

          The Company has investments in non-consolidated affiliates, including as of July 1, 2006, The Daily Buzz, which are accounted for under the equity method. The Company evaluates its investments to determine if an impairment has occurred. Carrying values are adjusted to reflect realizable value, where necessary.

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

(3) Discontinued Operations

         On December 27, 2002, the Company entered into agreements to sell two of its stations, KPLR-TV (St. Louis) and KWBP-TV (Portland, Oregon) to subsidiaries of the Tribune Company. The Tribune Transaction closed on March 21, 2003. On August 8, 2005, the Company entered into an agreement to sell its station, KUWB-TV (Salt Lake City) to subsidiaries of Clear Channel Communications Inc. for $18.5 million in an all cash transaction. The Clear Channel Transaction was completed on April 4, 2006. On May 12, 2006, the Company entered into an agreement to sell its station, WTVK (Ft. Myers – Naples, FL) to Sun Broadcasting, Inc. for $45.0 million in an all cash transaction. The Sun Transaction closed on February 16, 2007 (see Note 12). The Company’s consolidated financial statements for all periods presented have been reclassified to reflect the operations of these four stations as discontinued operations in accordance with SFAS No.144.

         Since the proceeds from the sale of our discontinued operations exceeded, in the aggregate, our outstanding debt and that debt was required, or in the case of the Sun Transaction, will be required, to be repaid from the proceeds, the Company has allocated all interest expense to discontinued operations for all periods presented. Also, since the debt under its senior credit facility of $36.6 million at December 31, 2006 is required to be repaid with the proceeds from the Sun Transaction, it has been classified as a current liability.

         Summarized financial information, in thousands, relating to the four stations operations’ is as follows:

         Assets held for sale:

	December 31, 2006	December 31, 2005
Programming rights	$2,327	$8,993
Property and equipment, net	1,989	4,301
Goodwill, net	1,863	3,755
Broadcast licenses, net	12,162	20,229
Other assets	--	637
Assets held for sale	$18,341	$37,915

         Liabilities held for sale:

	December 31, 2006	December 31, 2005
Programming liabilities	$2,287	$9,364
Deferred income taxes	2,320	1,924

Liabilities held for sale	$4,607	$11,288

         Selected operating results were as follows:

	For the Years Ended December 31,
	2006	2005	2004
Net revenues	$9,449	$13,481	$13,127

Loss from discontinued operations, before
gain on sale and income tax expense	(3,956)	(6,601)	(6,426)
Gain on sale	7,435	1,617	127
Income tax expense	(395)	(395)	(806)

Income (loss) from discontinued operations	$3,084	$(5,379)	$(7,105)

         The 2006 gain on sale includes $5,913,000 on the sale of our Salt Lake City station to Clear Channel and $1,522,000 in additional contingent consideration received by the Company from the Tribune Company relating the Tribune Transaction and its use of KPLR’s prior tax net operating losses (“NOLs”). The 2005 and 2004 gains of $1,617,000 and $127,000 represent the amount of the Tribune Company’s payments for NOLs used by them in calendar 2005 and 2004, respectively.

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

(4) Property and Equipment

        Property and equipment consist of the following:

	December 31,
	2006	2005
	(In thousands)
Land	$150	$150
Buildings and improvements	3,994	4,344
Broadcast and other equipment	37,386	37,736
Furniture and fixtures	568	665
Vehicles	164	182
Construction in process	15	176
Total property and equipment, at cost	42,277	43,253
Less: Accumulated depreciation and amortization	(23,769)	(20,821)
Net property and equipment	$18,508	$22,432

         Property and equipment for our station KUWB in Salt Lake City and WTVK in Ft. Myers – Naples, Florida is included in the consolidated balance sheet in “Assets held for sale” as disclosed in Note 3 – Discontinued Operations.

         Included in property and equipment at both December 31, 2006 and 2005 are assets subject to capital leases with a total cost of $1,122,000 and associated accumulated depreciation of $596,000 and $485,000 at December 31, 2006 and 2005, respectively. The construction in process account includes miscellaneous broadcast and studio equipment not yet placed into service.

(5)  Notes Payable Under Revolving Credit Facility and Second-Lien Term Loan

         In February 2002, ACME Television (“ATV”) established a revolving credit facility with Foothill Capital Corporation, as both agent and lender (the “Foothill Facility”). The facility, which is secured by all of ATV’s station assets, allowed for borrowings up to $30 million and contained financial covenants. In May 2002, the facility was increased to $40 million via the placement of additional syndication. ATV had the option to borrow at an interest rate determined by either a base rate (Wells Fargo Bank’s prime rate) plus 3.00 percentage points, or at the LIBOR rate plus 4.25 percentage points.

         In November 2004, the Foothill Facility was amended to (a) increase maximum borrowings thereunder to $60.0 million, (b) reduce the borrowing rate, (c) modify and eliminate certain financial covenants and (d) extend the maturity date to November 2008. Concurrent with that amendment, ATV entered into a $20.0 million Second-Lien Term Loan (“SLTL”) agreement. The SLTL, which was repaid and terminated in 2006, bore interest at LIBOR plus 7.00% and had an original maturity date of November 2008. The agreement contained similar covenants as contained in the Foothill Facility.

         In March 2006, ATV completed the restructuring of its credit facilities, entering into the Third Amended and Restated Loan and Security Agreement (the “Amended Foothill Facility”) with its senior facility lenders and amending the Second Lien Loan and Security Agreement. The Amended Foothill Facility eliminated all financial covenants effective December 31, 2005, allowed ATV to borrow $10 million to reduce its outstanding balance on its SLTL and reset its maximum borrowings to the lesser of $60 million or 50% of our stations’ aggregate appraised “STAC” (start-up station with affiliation contract sold in a compressed time period) values, which are lower than the fair value of our station group. The amendment also allowed ATV to use $10 million of the $18.5 million sale proceeds from the Clear Channel Transaction to pay down the rest of the SLTL (with the remaining $8.5 million of the proceeds to be used to reduce the outstanding borrowings under the Amended Foothill Facility) and terminate the SLTL, allowed up to $20 million in stock repurchases and extended the facility’s maturity to May 2009. In April 2006, the Company completed the Clear Channel Transaction, repaid all outstandings borrowings under the SLTL and terminated that agreement, and paid down the Amended Foothill Facility with the remaining $8.5 million in proceeds.

         At December 31, 2006, ATV had outstanding borrowings of $36.6 million under its senior credit facility at a weighted average interest rate of 10.50% and was in compliance with all the covenants contained in the loan agreement.

         Costs associated with the procuring and amending the Company’s credit facilities, including loan fees and related professional fees, are included in long-term other assets and are amortized on a straight-line basis over the term, including amended terms, of the facilities.

         On February 15, 2007, ATV amended its credit agreement to allow for cash dividends to be paid from any sale proceeds in excess of then current outstanding borrowings and also to use up to $20.0 million in borrowings under the agreement to pay dividends (see Note 12).

(6) Commitments and Contingencies

Obligations Under Operating Leases

         The Company is obligated under non-cancelable operating leases for office space, office equipment, broadcast equipment and tower sites. Future minimum lease payments under non-cancelable operating leases as of December 31, 2006 are:

	Continuing Operations	Discontinued Operations
	(In thousands)
2007	$1,175	$409
2008	976	418
2009	911	350
2010	771	218
2011	700	37
Thereafter	2,816	--

Total	$7,349	$1,432

         Total rental expense for continuing operations under operating leases for the twelve months ended December 31, 2006, 2005 and 2004 was approximately $1,232,000, $1,240,000 and $1,196,000, respectively. Total rental expense for discontinued operations under operating leases for the twelve months ended December 31, 2006, 2005 and 2004 was approximately $498,000, $629,000 and $600,000, respectively.

Obligations Under Capital Leases

        As of December 31, 2006, certain equipment was leased under capital equipment facilities. Future minimum lease payments for our continuing operations under capital leases as of December 31, 2006 are:

In thousands
2007	$93
2008	87
2009	85
2010	85
2011	85
Thereafter	825
Total minimum lease payments	1,260
Less: Amount representing interest	(365)
Present value of minimum lease payments	895
Less: Current portion	(50)
Long-term portion	$845

Programming Rights Payable

         Commitments for programming rights that have been executed, but which have not been recorded in the accompanying consolidated financial statements, as the underlying programming is not yet available for broadcast, were approximately $12,872,000 for our continuing operations and $2,333,000 for our discontinued operations as of December 31, 2006.

         Maturities on the Company’s programming rights payable (including commitments not recognized in the accompanying consolidated financial statements due to the lack of current availability for broadcast) for each of the next five years are:

	Continuing Operations	Discontinued Operations
	(In thousands)
2007	$7,001	$1,189
2008	7,796	1,238
2009	7,449	1,198
2010	6,134	825
2011	3,695	170
Thereafter	4,320	--

Program rights payable maturities	$36,395	$4,620

Other Commitments

          The Company has other commitments for goods and services not included in its consolidated balance sheet, including its network affiliation agreements with The CW and MyNetworkTV networks, various employment agreements, agreements for ratings services, license fees for websites Those commitments for continuing operations for the next five years are as follows:

In thousands
2007	$2,614
2008	1,496
2009	1,408
2010	1,208
2011	573
Thereafter	60
Total	$7,359

         The Company has entered into independent agreements with applicants for construction permits in the Lexington, KY and the Richmond, VA markets. While the Company believes the chances that these construction permits being approved and issued by the Federal Communications Commission are remote, if they are, the Company has an obligation to acquire them from the applicants for $2.0 million in the case of the Lexington construction permit and $8.2 million in the case of the Richmond construction permit.

Legal Proceedings

         The Company is currently, and from time to time, involved in litigation incidental to the conduct of our business. The Company is not currently a party to any lawsuit or proceeding that it believes would have a material adverse effect on its financial condition, results of operations or liquidity.

(7)  Income Taxes

         The income tax expense consists of the following:

	Year ended December 31,
	2006	2005	2004
	(In thousands)
Continuing Operations:
Current:
Federal	$--	$--	$--
State	155	225	250
Total current tax expense	155	225	250
Deferred:
Federal	1,679	450	899
State	202	50	106
Total deferred tax expense	1,881	500	1,005
Total income tax expense	$2,036	$725	$1,255

Discontinued Operations:
Current:
Federal	$--	$--	$--
State	--	--	411
Total current tax expense	--	--	411
Deferred:
Federal	346	346	346
State	49	49	49
Total deferred tax expense	395	395	395

Total income tax expense	$395	$395	$806

         The differences between the income tax expense for continuing operations and income taxes computed using the U.S. federal statutory income tax rates (34%) consist of the following:

	Year ended December 31,
	2006	2005	2004
	(In thousands)
Tax benefit at U.S. federal statutory rate	$(1,778)	$(3,346)	$(3,124)
State income taxes, net of federal tax benefit	357	280	360
Nondeductible expenses	51	51	51
Increase in valuation allowance	3,406	3,740	3,968
Income tax expense	$2,036	$725	$1,255

        The change in valuation allowance for each of the above years has been allocated to continuing operations and the remainder has been allocated to discontinued operations.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are summarized as follows:

	December 31,
	2006	2005
	(In thousands)
Deferred tax assets:
Accrued vacation	$140	$160
AMT credits	1,048	1,048
Bad debt and other reserves	218	263
Deferred income	46	133
Sales incentives	155	--
Deferred compensation	1,033	879
Intangible amortization	565	880
Net operating loss carryforward	34,333	30,273
Other	9	8
Total deferred tax assets	37,547	33,644
Less: valuation allowance	(34,384)	(30,810)
Deferred tax assets	3,163	2,834
Deferred tax liabilities:
Property and equipment depreciation	(3,163)	(2,813)
Intangible amortization	(9,751)	(7,873)
Sales incentives	--	(19)
Deferred tax liabilities	(12,914)	(10,705)
Net deferred income tax liabilities	$(9,751)	$(7,871)

         In addition to the deferred taxes reflected in the table above, the Company included within “Liabilities held for sale” as of December 31, 2006 and 2005 net non-current deferred income tax liabilities of $2,320,000 and $1,924,000, respectively.

         In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which the differences become tax deductible. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is not more likely than not that the deferred tax assets will be realized. Accordingly the Company has recorded a valuation allowance of $34.4 million as of December 31, 2006. At December 31, 2006, the Company had, for federal and state tax purposes, net operating loss carryforwards of approximately $89.8 million that expire at various dates through 2026. The Internal Revenue Code substantially restricts the ability of a corporation to utilize existing net operating losses and credits in the event of an “ownership change”. Therefore, the Company’s net operating loss carryforwards for federal income tax purposes may be limited if changes in ownership occur.

(8) Related Party Transactions

         The Company licensed exclusive rights to automobile related websites in most of its markets from CarSoup of Minnesota, Inc (“CarSoup”) through December 31, 2005. The Company owned 30% of the outstanding common stock of CarSoup until it sold that interest back to CarSoup in April 2006. The Company recorded its investment in CarSoup using the equity accounting method. The license fees paid to CarSoup, net of shared ancillary revenue received by the Company from CarSoup, were approximately $378,000 and $354,000 for the years ended December 31, 2005 and 2004.

(9)  Defined Contribution Plan

         In 1998, the Company established a 401(k) defined contribution plan (the “Plan”) which covers all eligible employees (as defined in the Plan). Participants are allowed to make non-forfeitable contributions up to 50% of their annual salary, but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service. The Company currently matches 50% of the amounts contributed by each participant but does not match participants’ contributions in excess of 6% of their compensation per pay period. The Company contributed and expensed $216,000, $245,000 and $235,000 to the Plan for the years ended December 31, 2006, 2005 and 2004, respectively.

(10) Stock Option Compensation

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

         A summary of the status of the Company’s Stock Incentive Plan, and changes for the years ended December 31, 2006, 2005 and 2004 is presented below (not in thousands):

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2003	2,427,496	$17.42
Granted	10,000	$7.99
Exercised	(5,165)	7.68
Forfeited	(40,385)	14.95
Outstanding at December 31, 2004	2,391,946	$17.44
Granted	959,500	6.48
Exercised	--	--
Forfeited	(884,750)	9.94
Outstanding at December 31, 2005	2,466,696	$15.87
Granted	20,000	4.89
Exercised	--	--
Forfeited	(22,850)	11.25
Outstanding at December 31, 2006	2,463,846	$15.82

Exercisable at December 31, 2004	2,258,713	$17.82
Exercisable at December 31, 2005	1,529,529	$21.61
Exercisable at December 31, 2006	1,875,846	$18.76

         The following table summarizes information about stock options outstanding and exercisable at December 31, 2006 (not in thousands):

	Options Outstanding
Range of Exercise Prices	Number of Options Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life	Intrinsic Value of In the Money Outstanding Options at December 31, 2006	Weighted Average Exercise Price
$4.89	20,000	9.97	$2,600	$4.89
$5.720 - $6.000	481,000	8.57	--	$5.98
$6.95 - $7.99	492,650	8.37	--	$7.03
$9.13	6,700	3.87	--	$9.13
$15.00 - $18.00	183,500	2.66	--	$15.59
$23.00 - $24.88	1,279,996	2.77	--	$23.14
Total	2,463,846	5.08	$2,600	$15.82

	Options Exercisable
Range of Exercise Prices	Number of Options Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life	Intrinsic Value of In the Money Outstanding Options at December 31, 2006	Weighted Average Exercise Price
$4.89	5,000	9.97	$650	$4.89
$5.720 - $6.000	188,250	8.56	--	$5.98
$6.95 - $7.99	212,400	8.09	--	$7.05
$9.13	6,700	3.87	--	$9.13
$15.00 - $18.00	183,500	2.66	--	$15.59
$23.00 - $24.88	1,279,996	2.77	--	$23.14
Total	1,875,846	3.97	$650	$18.76

         Under SFAS No. 123(R), options are valued at their date of grant and then expensed over their vesting period. The values of the Company’s options were calculated at the date of grant using the Black-Scholes option-pricing model. The weighted average fair value per share of the options granted was $2.65, $1.92 and $5.03 for the years ended December 31, 2006, 2005 and 2004, respectively. No options were exercised during the years ended December 31, 2006 or 2005. The total fair value of shares vested during the year ended December 31, 2006 was $459,000. The total fair value of shares vested during the year ended December 31, 2005 was $942,000.

(11) Selected Quarterly Data (Unaudited)

	Q-1	Q-2	Q-3	Q-4	Year
	(In thousands, except for per share data)
2006
Net revenues	$8,594	$9,491	$8,259	$8,445	$34,789
Operating loss	(1,678)	(863)	(2,032)	(806)	(5,379)
Net income (loss)	(3,754)	3,760	(2,553)	(1,632)	(4,179)
Net income (loss) per common share	(0.23)	0.23	(0.16)	(0.10)	(0.26)

2005
Net revenues	$8,071	$8,957	$8,559	$8,616	$34,203
Operating loss	(1,952)	(1,242)	(1,576)	(7,101)	(11,871)
Net loss	(4,578)	(1,824)	(3,908)	(5,635)	(15,945)
Net loss per common share	(0.29)	(0.11)	(0.24)	(0.35)	(0.99)

         The Company has reclassified the results of operations of its Salt Lake City and Ft. Myers – Naples, Florida stations to discontinued operations for all quarters presented. The Ft. Myers – Naples station was sold on February 16, 2007 (see Note 12).

(12) Subsequent Events

Amendment of Senior Credit Agreement and Declaration of Special Dividend

         On February 15, 2007, the Company amended it senior credit agreement to allow it to pay cash dividends to stockholders from proceeds from station sales in excess of the then outstanding borrowings and to borrow up to $20.0 million to make additional dividends. On February 16, 2007, the Company’s board of directors declared a special cash dividend of $0.50 per common share to holders of record as of the close of business on February 26, 2007. The dividend, which totaled approximately $8.0 million, was paid on March 12, 2007.

Completion of the Sun Transaction

         On February 16, 2007, the Company completed the Sun Transaction and on February 20, 2007 used the majority of those proceeds to repay all of the $37.2 million in outstanding borrowings and accrued interest under its senior credit facility. The maximum borrowing available under the credit facility was thereupon reduced to $39.6 million due to the removal of station WTVK’s value from the collateral pool upon which the lenders base their maximum advances.

The Daily Buzz, LLC

         On March 14, 2007, the Company entered into an agreement with Emmis Television Broadcasting, L.P. (“Emmis”), its partner in The Daily Buzz, LLC venture, and reacquired Emmis’ 50% share of the venture for $1. Emmis also agreed to make a final capital contribution to the venture in an amount of $150,000, which approximates their 50% share of the losses expected for the quarter ended March 31, 2007. On a go-forward basis, the Company will fully control the operations of the venture and be solely responsible for its funding and losses.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         On October 12 2006, KPMG LLP (“KPMG”) was advised that the firm’s services as auditors of the Company were terminated. The decision was approved by the Audit Committee of the Board of Directors of the Company.

         The audit reports of KPMG on the consolidated financial statements of ACME Communications, Inc. as of and for the years ended December 31, 2005 and 2004 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. The audit reports of KPMG on management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2004 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

         In connection with the audits of the Company’s consolidated financial statements for each of the fiscal years ended December 31, 2005 and 2004 there were: (1) no disagreements between the Company and KPMG on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference in connection with their opinion to the subject matter of the disagreement, and (2) no reportable events.

         The Company has engaged Mayer Hoffman McCann, P.C. (“MHM”) to serve as its new independent registered certified public accountants. Prior to the engagement of MHM to provide the audit of the Company’s financial statements and the review of interim filings, the Company did not consult MHM regarding any matter requiring disclosure under Item 304(a)(2) of Regulation S-K.

ITEM 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Control and Procedures

         Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of December 31, 2006, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective. The Company reviews its disclosure controls and procedures, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company’s business.

         In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

         Because of the inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Therefore, even those systems, controls and procedures determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

ITEM 9B. Other Information

         None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Executive Officers of the Registrant

         The following table sets forth information about our executive officers at December 31, 2006:

Name	Age(1)	Position
Jamie Kellner	59	Chairman of the Board and Chief Executive Officer
Douglas Gealy	46	President and Chief Operating Officer and Director
Thomas Allen	54	Executive Vice President and Chief Financial Officer and Director
Edward Danduran	54	Vice President and Controller

(1)	as of March 29, 2007

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

         Douglas Gealy is a founder of ACME and has served as our President and Chief Operating Officer and as a member of our Board since 1997. Since December 1996, Mr. Gealy has been involved in development activities for ACME. Before founding ACME, Mr. Gealy served for one year as Executive Vice President of Benedek Broadcasting Corporation. From 1991 to 1996, Mr. Gealy was a Vice President and General Manager of WCMH and its local marketing agreement, WWHO, both in Columbus, Ohio, and following the acquisition of these stations by NBC, served as President and General Manager of these stations.

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

         The remaining portion of the information required by Item 10 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A relating to the 2007 Annual Meeting of Stockholders.

ITEM 11. Executive Compensation

         Item incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A relating to the 2007 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         Item incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A relating to the 2007 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

         Item incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A relating to the 2007 Annual Meeting of Stockholders.

ITEM 14. Principal Accountant Fees and Services

         Item incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A relating to the 2007 Annual Meeting of Stockholders.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

1.     FINANCIAL STATEMENTS

        As listed in the Index to Financial Statements on page 30 hereof.

2.     FINANCIAL STATEMENT SCHEDULES

        The following financial statement schedules are included in Item 15 (d):

        Schedule I — Condensed Financial Information of ACME Communications, Inc. (Parent Company):

        • Balance Sheet as of December 31, 2006 and 2005.

        • Statements of Operations for the years ended December 31, 2006, 2005 and, 2004.

        • Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and, 2004.

         • Statements of Cash Flows for the years ended December 31, 2006, 2005 and, 2004.

         •  Notes to the Condensed Financial Statements

         Schedule II - Valuation and Qualifying Accounts

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

Date: March 30, 2007	ACME Communications, Inc. By: /s/ Thomas D. Allen Thomas D. Allen Executive VP & Chief Financial Officer

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

Signature	Capacity	Date
/s/ Jamie Kellner Jamie Kellner	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 30, 2007
/s/ Douglas Gealy Douglas Gealy	President, Chief Operating Officer and Director	March 30, 2007
/s/ Thomas D. Allen Thomas D. Allen	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 30, 2007
/s/ James Collis James Collis	Director	March 30, 2007
/s/ Thomas Embrescia Thomas Embrescia	Director	March 30, 2007
/s/ Michael G. Corrigan Michael G. Corrigan	Director	March 30, 2007
/s/ John E. Conlin John E. Conlin	Director	March 30, 2007
/s/ Brian McNeill Brian McNeill	Director	March 30, 2007
/s/ Fredrick Wasserman Fredrick Wasserman	Director	March 30, 2007

Report of Independent Registered Public Accounting Firm on Schedules

The Board of Directors and Stockholders
ACME Communications, Inc.

        We have audited the consolidated financial statements of ACME Communications, Inc. as of December 31, 2006 and for the year ended and have issued our report thereon dated March 28, 2007. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The information included in the accompanying Schedule I - Condensed Financial Information of ACME Communications, Inc. (Parent Company) on pages 56-61 and Schedule II - Valuation and Qualifying Accounts on page 62 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not required part of the basic financial statements. Such information as of and for the year ended December 31, 2006 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ MAYER HOFFMAN MCCANN P.C.
MAYER HOFFMAN MCCANN P.C.
Los Angeles, California

March 28, 2007

Schedule I

ACME Communications, Inc. (Parent Company) Condensed Financial Information Balance Sheets (in thousands, except for share data)
	December 31, 2006	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$5	$5
Total current assets	5	5
Investment in and advances to subsidiaries	55,425	59,202
Total assets	$55,430	$59,207

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities	$--	$--

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no
shares issued or outstanding	--	--
Common stock, $.01 par value; 50,000,000 shares authorized, 16,772,415 shares
issued and 16,046,763 outstanding at December 31, 2006 and 2005 respectively	168	168
Additional paid-in capital	132,440	132,038
Accumulated deficit	(72,178)	(67,999)
Less: Treasury stock, at cost, 725,652 shares	(5,000)	(5,000)
Total stockholders' equity	55,430	59,207
Total liabilities and stockholders' equity	$55,430	$59,207

See notes to condensed financial statements.

Schedule I (Continued)

ACME Communications, Inc. (Parent Company) Condensed Statement of Operations (In thousands)
	For the Years Ended December 31,
	2006	2005	2004
Interest income	$--	$1	$1
Income before equity in the net loss of subsidiaries	--	1	1
Equity in the net loss of subsidiaries	(4,179)	(15,946)	(17,548)
Net loss	$(4,179)	$(15,945)	$(17,547)

See notes to condensed financial statements.

Schedule I (Continued)

ACME Communications, Inc. (Parent Company) Condensed Statements of Stockholders' Equity (In thousands)
			Additional				Total
	Common Stock		Paid-in	Unearned	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Stock	Equity
Balance at December 31, 2003	16,767	$168	$131,998	$(34)	$(34,507)	$--	$97,625
Exercise of stock options	5	--	40	--	--	--	40
Amortization of deferred compensation	--	--	--	34	--	--	34
Purchase of treasury stock, at cost	--	--	--	--	--	(5,000)	(5,000)
Net loss	--	--	--	--	(17,547)	--	(17,547)

Balance at December 31, 2004	16,772	168	132,038	--	(52,054)	(5,000)	75,152
Net loss	--	--	--	--	(15,945)	--	(15,945)

Balance at December 31, 2005	16,772	168	132,038	--	(67,999)	(5,000)	59,207
Stock-based compensation	--	--	402	--	--	--	402
Net loss	--	--	--	--	(4,179)	--	(4,179)

Balance at December 31, 2006	16,772	$168	$132,440	$--	$(72,178)	$(5,000)	$55,430

See notes to the condensed financial statements.

Schedule I (Continued)

ACME Communications, Inc. (Parent Compnay) Condensed Statement of Cash Flows (In thousands)
	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(4,179)	$(15,945)	$(17,547)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in net loss of subsidiary	4,179	15,946	17,548
Changes in assets and liabilities
Decrease in accounts payable	--	--	--
Net cash provided by operating activities	--	1	1
Cash flows provided by investing activities:
Investments in and advances to subsidiaries	--	(200)	--
Net cash used in investing activities	--	(200)	--
Cash flows from financing activities:
Proceeds from stock option exercises	--	--	40
Net cash provided by financing activities	--	--	40

Net increase (decrease) in cash	--	(199)	41
Cash and cash equivalents at beginning of period	5	204	163
Cash and cash equivalents at end of period	$5	$5	$204

Supplemental disclosures of cash flow information:
Cash Payments for:
Interest	$--	$--	$--
Taxes	$--	$--	$--

See notes to condensed financial statements.

ACME Communications, Inc.
(Parent Company)

Notes to Condensed Financial Information

(1) Formation and Basis of Presentation

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

         During 2002, the Company’s subsidiaries, accounted for on the equity method, entered into transactions to sell their St. Louis and Portland stations. The sales were completed on March 21, 2003. On August 4, 2005, the Company’s subsidiary entered into an agreement to sell its Salt Lake City station. That sale closed on April 4, 2006. On May 12, 2006, the Company’s subsidiary entered into an agreement to sell its Ft. Myers – Naples, Florida station. That sale closed on February 16, 2007 (see Note 12 in the Consolidated Financial Statements included in Item 8 of this filing). The results of operations for these stations have been reported as discontinued operations in the consolidated financial statements.

         The accompanying condensed financial statements are presented for ACME Communications, Inc.

(2) Cash Dividends

         There have been no cash dividends declared by the Company from its inception through December 31, 2006. On February 16, 2007, the Company declared a special dividend of $0.50 per share of common stock (see Note (4) – Subsequent Events).

(3) Revolving Credit Facility and Restricted Assets

         The Company’s wholly-owned indirect subsidiary, ACME Television, LLC, is a borrower under a revolving credit facility which limits the distribution of any dividends or assets from ACME Television to its direct or indirect parents. ACME Television, LLC was in compliance with all the covenants contained in the loan agreement. The Company is a signatory of that debt agreement solely for the purpose of making certain negative covenants and not as a guarantor. The net assets of ACME Television at December 31, 2006 were approximately $50.8 million.

(4) Subsequent Events

Amendment of Senior Credit Agreement and Declaration of Special Dividend

         On February 15, 2007, the Company’s subsidiary, ACME Television, LLC, amended it senior credit agreement to allow it to pay dividends to stockholders from proceeds from station sales and to borrow up to $20.0 million to make additional dividends. On February 16, 2007, the Company’s board of directors declared a special cash dividend of $0.50 per common share to holders of record as of the close of business on February 26, 2007. The dividend, which totaled approximately $8.0 million, was paid on March 12, 2007.

Completion of the Sun Transaction

         On February 16, 2007, the Company’s subsidiaries, ACME Television of Florida, LLC and ACME Television Licenses of Florida, LLC completed the sale of substantially all of the assets of station WTVK serving the Ft. Myers – Naples, Florida marketplace and on February 20, 2007 used the majority of those proceeds to repay all of the $37.2 million in outstanding borrowings and accrued interest under ACME Television’s senior credit facility.

The Daily Buzz, LLC

        On March 14, 2007, a subsidiary of the Company entered into an agreement with Emmis Television Broadcasting, L.P. (“Emmis”), the subsidiary’s partner in The Daily Buzz, LLC venture, and reacquired Emmis’ 50% share of the venture for $1. Emmis also agreed to make a final capital contribution to the venture in an amount of $150,000, which approximates their 50% share of the losses expected for the quarter ended March 31, 2007. As a result, the Company will, through its subsidiary, fully control the operations of the venture and be solely responsible for its funding and losses.

Schedule II

ACME Communications, Inc.

VALUATION AND QUALIFYING ACCOUNTS

For The Years Ended December 31, 2006 and 2005 and 2004

(In thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Adjustment Due to Deconsolidation	Balance at End of Period
Year ended December 31, 2006	$793	$264	$306	$(40)	$711
Year ended December 31, 2005	$839	$355	$401	$--	$793
Year ended December 31, 2004	$770	$347	$278	$--	$839

EXHIBIT INDEX

Exhibit Number	Description
3.1 (1)	Form of Restated Certificate of Incorporation of ACME Communications, Inc.
3.2 (1)	Form of Restated Bylaws of ACME Communications, Inc.
4.1 (1)	Form of Stock Certificate of ACME Communications, Inc.
10.1 (2)	Employment Agreement, dated October 5, 1999, by and between ACME Communications, Inc. and Douglas Gealy.†
10.2 (2)	Employment Agreement, dated October 5, 1999, by and between ACME Communications, Inc. and Thomas Allen.†
10.3 (2)	Consulting Agreement, dated October 5, 1999, by and between ACME Communications, Inc. and Jamie Kellner.†
10.4 (3)	Employment Agreement, dated October 21, 2004 by and between ACME Communications, Inc. and Edward Danduran.†
10.5 (4)	Loan and Security Agreement by and among ACME Television, LLC, the Lenders that are signatories thereto and Fortress Credit Corp., as Arranger and Administrative Agent, dated November 8, 2004.
10.6 (5)	1999 Stock Incentive Plan†
10.7 (6)	Stock Purchase Agreement among ACME Communications, Inc., ACME Television, LLC and Tribune Broadcasting Company dated December 27, 2002.
10.8 (6)	Asset Purchase Agreement among ACME Communications, Inc., ACME Television of
Oregon, LLC, ACME Television, Licenses of Oregon, Tribune Broadcasting Company and
Tribune Radio Denver, Inc. dated December 27, 2002.

10.9 (1)	Form of Registration Rights Agreement, by and among ACME Communications, Inc. and parties on the signature page thereto.
10.10 (7)	First Amendment to Employment Agreement between Douglas Gealy and ACME Communications, Inc. dated August 26, 2003.
10.11 (7)	First Amendment to Employment Agreement between Thomas Allen and ACME Communications, Inc. dated August 26, 2003.
10.12 (7)	First Amendment to Consulting Agreement between Jamie Kellner and ACME Communications, Inc. dated August 26, 2003.
10.13 (8)	Form of Indemnification Agreement for Executive Officers and Directors
10.14 (3)	First Amendment to the Second Amended and Restated Loan Agreement by and among
ACME Television, LLC, the Lenders that are signatories thereto and Wells Fargo
Foothill, Inc., as Arranger and Administrative Agent, dated March 9, 2005.

10.15 (9)	Asset Purchase Agreement Dated August 8, 2005 between ACME Television of Utah,
LLC, ACME Television Licenses of Utah, LLC, Clear Channel Broadcasting, Inc.
and Clear Channel Broadcasting Licenses, Inc.

10.16 (9)	Second Amendment to the Loan and Security Agreement by and among ACME Television,
LLC, the Lenders that are signatories thereto and Fortress Credit Corp., as
Arranger and Administrative Agent, dated November 7, 2005.

10.17 (10)	Agreement between ACME Television, LLC and The CW Network dated March 9, 2006.**
10.18 (10)	Agreement between ACME Television of New Mexico, LLC and MyNetworkTV dated March 10, 2006.
10.19 (11)	Third Amendment to the Second Amended and Restated Loan and Security Agreement by and among
ACME Television, LLC, the Lenders that are signatories thereto and Fortress Credit Corp., as
Arranger and Administrative Agent, dated March 29, 2006.

10.20 (11)	Third Amended and Restated Loan Agreement by and among ACME Television, LLC, the
Lenders that are signatories thereto and Wells Fargo Foothill, Inc., as Arranger and Administrative Agent, dated March 29, 2006.

10.21 (12)	Asset Purchase Agreement Dated May 12, 2006 between ACME Television of Florida, LLC, ACME Television Licenses of Florida, LLC and Sun Broadcasting, Inc.
10.22 (13)	Second Amendment to Consulting Agreement between Jamie Kellner and ACME Communications, Inc. dated August 10, 2006. †
10.23 (13)	Second Amendment to Employment Agreement between Douglas E. Gealy and ACME Communications, Inc. dated August 10, 2006.†
10.24 (13)	Second Amendment to Employment Agreement between Thomas D. Allen and ACME Communications, Inc. dated August 10, 2006.†
10.25 (14)	First Amendment to the Third Amended and Restated Loan Agreement by and among ACME Television, LLC, the Lenders that are signatories thereto and Wells Fargo Foothill, Inc., as Arranger and Administrative Agent, dated August 30, 2006.

10.26 (15)	Second Amendment to the Third Amended and Restated Loan Agreement by and among ACME Television, LLC, the Lenders that are signatories thereto and Wells Fargo Foothill, Inc., as Arranger and Administrative Agent, dated February 15, 2007.

21	Subsidiaries of ACME Communications, Inc.
23.1	Consent of KPMG LLP, Independant Registered Public Accounting Firm.
23.2	Consent of Mayer Hoffman McCann, P.C.
24.1	Power of Attorney (contained on "Signatures" page).
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended
32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1, File No. 333-84191, filed on September 29, 1999.

(2)	Incorporated by reference to ACME Communications, Inc.‘s Annual Report on Form 10-K for the year ended December 31, 1999.

(3)	Incorporated by reference to ACME Communications, Inc.‘s Annual Report on Form 10-K for the year ended December 31, 2004.

(4)	Incorporated by reference to ACME Communications, Inc.‘s Current Report on Form 8-K filed on November 12, 2004.

(5)	Incorporated by reference to ACME Communications, Inc.‘s Registration Statement on Form S-8 filed on April 12, 2002.

(6)	Incorporated by reference to ACME Communications, Inc.‘s Current Report on Form 8-K filed on December 31, 2002.

(7)	Incorporated by reference to ACME Communications, Inc.‘s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(8)	Incorporated by reference to ACME Communications, Inc.‘s Annual Report on Form 10-K for the year ended December 31, 2003.

(9)	Incorporated by reference to ACME Communications, Inc.‘s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(10)	Incorporated by reference to ACME Communications, Inc.‘s Annual Report on Form 10-K for the year ended December 31, 2005.

(11)	Incorporated by reference to ACME Communications, Inc.‘s Report on Form 8-K filed on April 7, 2006.

(12)	Incorporated by reference to ACME Communications, Inc.‘s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(13)	Incorporated by reference to ACME Communications, Inc.‘s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(14)	Incorporated by reference to ACME Communications, Inc.‘s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(15)	Incorporated by reference to ACME Communications, Inc.‘s Current Report on Form 8-K filed on February 22, 2007.

**	portions of the exhibit have been omitted pursuant to the Company’s request for confidential treatment.

†	denotes management contract or compensatory plan or arrangement.