Form 10-K/A
period 2006-12-31
ACME COMMUNICATIONS INC
filed 2007-04-10
CIK 1092013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2006 originally filed on March 30, 2007 to (1) remove the label “unaudited” which was inadvertently included in the Company’s balance sheet on page 33 and (2) correct the date of KPMG LLP’s report reference included in their consent filed as Exhibit 23.1.

These are the only items that have been amended, but for convenience, the Form 10-K is being amended and restated in this Amendment. No other information is being amended by the Amendment.

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

/s/ KPMG LLP

Los Angeles, California
April 7, 2006 except for Note 3,
which is as of March 30, 2007

ACME Communications, Inc. and Subsidiaries Consolidated Balance Sheets (in thousands, except share data)
	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,113	$1,141
Restricted cash	50	50
Accounts receivable, net	7,878	8,907
Current portion of programming rights	5,850	5,874
Prepaid expenses and other current assets	332	620
Assets held for sale	18,341	37,915
Total current assets	33,564	54,507
Property and equipment, net	18,508	22,432
Programming rights, net of current portion	15,873	8,915
Goodwill, net	14,721	14,721
Broadcast licenses, net	54,447	54,474
Other assets	2,131	3,567
Total assets	$139,244	$158,616

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,261	$3,542
Accrued liabilities	5,043	5,945
Current portion of programming rights payable	6,536	5,820
Current portion of obligations under lease	50	47
Income taxes payable	151	91
Notes payable under revolving credit facility	36,550	8,500
Notes payable under second-lien term loan	--	10,000
Liabilities held for sale	4,607	11,288
Total current liabilities	56,198	45,233
Programming rights payable, net of current portion	16,987	10,082
Obligations under lease, net of current portion	845	895
Other liabilities	33	56
Deferred income taxes	9,751	7,871
Notes payable under revolving credit facility	--	24,540
Notes payable under second-lien term loan	--	10,000
Total liabilities	83,814	98,677

Minority interest	--	732

Commitments and Contingencies (see Note 6)
Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares
authorized, no shares issued or outstanding	--	--
Common stock, $.01 par value; 50,000,000 shares authorized, 16,772,415
shares issued and 16,046,763 outstanding at December 31, 2006 and 2005 respectively	168	168
Additional paid-in capital	132,440	132,038
Accumulated deficit	(72,178)	(67,999)
Less: Treasury stock, at cost; 725,652 shares	(5,000)	(5,000)
Total stockholders' equity	55,430	59,207

Total liabilities and stockholders' equity	$139,244	$158,616

See the notes to the consolidated financial statements

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Operations (In thousands, except per share data)
	For the Years Ended December 31,
	2006	2005	2004
Net revenues	$34,789	$34,203	$33,809
Operating expenses:
Cost of service:
Programming, including program amortization	13,279	14,809	13,212
Other costs of service (excluding depreciation and
amortization of $3,942, $4,263 and $4,119 for the years
ended December 31, 2006, 2005 and 2004, respectively)	5,850	5,657	5,403
Selling, general and administrative expenses	13,238	12,895	13,107
Depreciation and amortization	3,976	4,307	4,167
Abandoned acquisition-related costs	177	872	1,025
Impairment of broadcast licenses	27	3,612	2,999
Corporate expenses	3,621	3,922	4,055
Operating expenses	40,168	46,074	43,968
Operating loss	(5,379)	(11,871)	(10,159)
Other income (expenses):
Interest income	55	11	8
Gain on sale of assets	69	1,202	--
Equity in income (loss) of unconsolidated affiliates	(435)	38	50
Loss from continuing operations before income taxes and minority interest	(5,690)	(10,620)	(10,101)
Income tax expense	(2,036)	(725)	(1,255)
Loss from continuing operations before minority interest	(7,726)	(11,345)	(11,356)
Minority interest	463	779	914
Loss from continuing operations	(7,263)	(10,566)	(10,442)
Discontinued operations (Note 3):
Income (loss) from discontinued operations	3,479	(4,984)	(6,299)
Income tax expense	(395)	(395)	(806)
Income (loss) from discontinued operations	3,084	(5,379)	(7,105)
Net loss	$(4,179)	$(15,945)	$(17,547)

Net income (loss) per share, basic and diluted
Continuing operations	$(0.45)	$(0.66)	$(0.64)
Discontinued operations	0.19	(0.34)	(0.43)
Net loss per share	$(0.26)	$(0.99)	$(1.07)

Weighted average basic and diluted common shares outstanding	16,047	16,047	16,406

See the notes to the consolidated financial statements

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity (In thousands)
			Additional				Total
	Common Stock		Paid-in	Unearned	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Stock	Equity
Balance at December 31, 2003	16,767	$168	$131,998	$(34)	$(34,507)	$--	$97,625
Exercise of stock options	5	--	40	--	--	--	40
Amortization of deferred compensation	--	--	--	34	--	--	34
Purchase of treasury stock, at cost	--	--	--	--	--	(5,000)	(5,000)
Net loss	--	--	--	--	(17,547)	--	(17,547)

Balance at December 31, 2004	16,772	168	132,038	--	(52,054)	(5,000)	75,152
Net loss	--	--	--	--	(15,945)	--	(15,945)

Balance at December 31, 2005	16,772	168	132,038	--	(67,999)	(5,000)	59,207
Stock-based compensation	--	--	402	--	--	--	402
Net loss	--	--	--	--	(4,179)	--	(4,179)

Balance at December 31, 2006	16,772	$168	$132,440	$--	$(72,178)	$(5,000)	$55,430

See the notes to the consolidated financial statements

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(4,179)	(15,945)	$(17,547)
Add (less): Loss (income) from discontinued operations	(3,084)	5,379	7,105
Adjustments to reconcile income (loss) to net cash used in operating activities:
Minority interest	(463)	(779)	(914)
Equity in (income) losses of unconsolidated affiliates	435	(38)	(50)
Provision for doubtful accounts receivable	240	304	271
Depreciation and amortization	3,976	4,306	4,179
Impairment of broadcast license	27	3,612	2,999
Amortization of program rights	7,440	7,566	6,676
Abandonment of acquisition related costs	177	872	1,025
Stock-based compensation	343	--	34
Gain on sale of assets	(69)	(1,202)	--
Deferred income taxes	1,880	500	1,005
Changes in assets and liabilities:
(Increase) decrease in accounts receivables	(674)	303	(977)
(Increase) decrease in prepaid expenses and other current assets	148	(16)	49
(Increase) decrease in other assets	6	22	(521)
Increase (decrease) in accounts payable	481	(974)	501
Increase (decrease) in accrued liabilities	(183)	(209)	890
Increase (decrease) in income taxes payable	60	41	(229)
Payments of programming rights payable	(6,927)	(7,545)	(6,576)
Increase (decrease) in other liabilities	(23)	(100)	27
Net cash used in operating activities	(389)	(3,903)	(2,053)
Cash flows from investing activities:
Purchase of property and equipment	(620)	(1,897)	(6,150)
Investment in construction permit	--	--	(177)
Investments in unconsolidated subsidiaries	(265)	--	--
Deconsolidation of The Daily Buzz, LLC	(79)	--	--
Proceeds from sale of assets	1,195	1,509	16
Proceeds from sale of assets - discontinued operations	19,961	1,617	127
Net cash provided by (used in) investing activities	20,192	1,229	(6,184)

See the notes to the consolidated financial statements

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Continued) (In thousands)
	Years Ended December 31,
	2006	2005	2004
Cash flows from financing activities:
Cash contributions by minority stockholder	$332	887	$1,538
Borrowings under revolving credit facility	13,000	8,486	17,584
Payments on revolving credit facility	(9,490)	--	(20,000)
Payments on second-lien credit facility	(20,000)	--	20,000
Cash restricted under capital lease facilities	--	14	1,920
Payments on capital lease obligations	(47)	(46)	(1,625)
Purchase of treasury stock	--	--	(5,000)
Proceeds from issuance of common stock	--	--	40
Net cash provided by (used in) financing activities	(16,205)	9,341	14,457

Increase in net cash from continuing operations	3,598	6,667	6,220
Discontinued operations:
Net cash used in operating activities	(2,271)	(6,286)	(4,518)
Net cash used in investing activities	(15)	(286)	(797)
Net cash used in financing activities	(1,340)	(633)	(423)
Cash used in discontinued operations	(3,626)	(7,205)	(5,738)

Increase (decrease) in cash	(28)	(538)	482
Cash at beginning of period	1,141	1,679	1,197
Cash at end of period	$1,113	1,141	1,679

Cash payments for:
Interest (allocated to discontinued operations)	$5,045	4,430	2,536
Taxes	$96	184	890

Non-cash transactions:
Program rights in exchange for program rights payable	$14,551	6,302	7,311

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

	Years Ended December 31,
	2005	2004
Loss, as reported	$(15,945)	$(17,547)
Add: Stock-based compensation expense included in net loss, as reported	--	34
Deduct: Total stock-based compensation expense determined under
fair-value based method for all awards	(501)	(1,897)

Pro forma net loss	$(16,446)	$(19,410)

Loss per share, basic and diluted:
As reported	$(.99)	$(1.07)
Pro forma	$(1.02)	$(1.18)

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

Date: April 9, 2007	ACME Communications, Inc. By: /s/ Thomas D. Allen Thomas D. Allen Executive VP & Chief Financial Officer

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

Signature	Capacity	Date
* Jamie Kellner	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 9, 2007
* Douglas Gealy	President, Chief Operating Officer and Director	April 9, 2007
/s/ Thomas D. Allen Thomas D. Allen	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	April 9, 2007
* James Collis	Director	April 9, 2007
* Thomas Embrescia	Director	April 9, 2007
* Michael G. Corrigan	Director	April 9, 2007
* John E. Conlin	Director	April 9, 2007
* Brian McNeill	Director	April 9, 2007
* Fredrick Wasserman	Director	April 9, 2007
/s/ Thomas D. Allen Thomas D. Allen	* Attorney in Fact	April 9, 2007

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

Schedule I (Continued)

ACME Communications, Inc. (Parent Company) Condensed Financial Information Statements of Operations (In thousands)
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

Schedule I (Continued)

ACME Communications, Inc. (Parent Compnay) Condensed Financial Information Statements of Cash Flows (In thousands)
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