Form 10-Q
period 2007-03-31
ACME COMMUNICATIONS INC
filed 2007-05-15
CIK 1092013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ] No  [X]

     As of May 14, 2007, ACME Communications, Inc. had 16,046,763 shares of common stock outstanding.

ACME Communications, Inc. and Subsidiaries Consolidated Balance Sheets (in thousands, except share data)
	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$886	$1,113
Restricted cash	50	50
Accounts receivable, net	7,281	7,878
Current portion of programming rights	5,966	5,850
Prepaid expenses and other current assets	492	332
Assets held for sale	--	18,341
Total current assets	14,675	33,564
Property and equipment, net	17,926	18,508
Programming rights, net of current portion	14,273	15,873
Goodwill, net	14,721	14,721
Broadcast licenses, net	54,025	54,447
Other assets	1,183	2,131
Total assets	$116,803	$139,244

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,822	$3,261
Accrued liabilities	5,289	5,043
Current portion of programming rights payable	6,550	6,536
Current portion of obligations under lease	50	50
Income taxes payable	1,914	151
Notes payable under revolving credit facility	--	36,550
Liabilities held for sale	--	4,607
Total current liabilities	16,625	56,198
Programming rights payable, net of current portion	15,350	16,987
Obligations under lease, net of current portion	833	845
Other liabilities	256	33
Deferred income taxes	10,581	9,751
Notes payable under revolving credit facility	1,414	--
Total liabilities	45,059	83,814

Stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no
shares issued or outstanding	--	--
Common stock, $0.01 par value; 50,000,000 shares authorized, 16,772,415 shares
issued and 16,046,763 outstanding at March 31, 2007 and December 31, 2006	168	168
Additional paid-in capital	132,523	132,440
Accumulated deficit	(55,947)	(72,178)
Less: Treasury stock, at cost; 725,652 shares	(5,000)	(5,000)
Total stockholders' equity	71,744	55,430

Total liabilities and stockholders' equity	$116,803	$139,244

See the accompanying notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Operations (Unaudited) (In thousands, except per share data)
	Three Months Ended March 31,
	2007	2006
Net revenues	$7,805	$8,594
Operating expenses:
Cost of service:
Programming, including program amortization	2,466	3,634
Other costs of service (excluding depreciation and amortization of $903 and
$1,040 for the three months ended March 31, 2007 and 2006, respectively)	1,378	1,334
Selling, general and administrative expenses	3,272	3,370
Depreciation and amortization	910	1,053
Impairment of long-lived assets	850	--
Corporate expenses	837	881
Operating expenses	9,713	10,272

Operating loss	(1,908)	(1,678)
Other income (expenses):
Interest income	28	5
Interest expense	(126)	--
Equity in loss of unconsolidated affiliates	(251)	(8)
Loss from continuing operations before income taxes and minority interest	(2,257)	(1,681)
Income tax expense	(36)	(640)
Loss from continuing operations before minority interest	(2,293)	(2,321)
Minority interest income	--	230
Loss from continuing operations	(2,293)	(2,091)
Discontinued operations (see Note 3):
Income (loss) from discontinued operations	26,795	(1,564)
Income tax expense	(249)	(99)
Income (loss) from discontinued operations	26,546	(1,663)
Net income (loss)	$24,253	$(3,754)

Net income (loss) per share, basic and diluted:
Continuing operations	$(0.14)	$(0.13)
Discontinued operations	1.65	(0.10)
Net income (loss) per share	$1.51	$(0.23)

Weighted average basic and diluted common shares outstanding	16,047	16,047

See the accompanying notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity (Unaudited) (In thousands)
	Common Stock Shares Amount		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2006	16,772	$168	$132,440	$(72,178)	$(5,000)	$55,430

Stock-based compensation	--	--	$83	--	--	83
Cash dividends	--	--	--	(8,022)	--	(8,022)
Net income	--	--	--	24,253	--	24,253

Balance at March 31, 2007	16,772	$168	$132,523	$(55,947)	$(5,000)	$71,744

See the accompanying notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited) (In thousands)
	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$24,253	$(3,754)
Add (less): Loss (income) from discontinued operations	(26,546)	1,663
Adjustments to reconcile income (loss) to net cash used in operating activities:
Minority interest income	--	(230)
Equity in losses of unconsolidated affiliates	251	8
Provision for doubtful accounts receivable	67	120
Depreciation and amortization	910	1,053
Impairment of long-lived assets	850	--
Amortization of program rights	1,536	1,734
Amortization of prepaid financing costs	80	--
Stock-based compensation	83	86
Deferred income taxes	830	686
Changes in assets and liabilities:
Decrease in accounts receivables	51	387
Increase in prepaid expenses and other current assets	(114)	(167)
Increase in other assets	--	(3)
Decrease in accounts payable	(498)	(258)
Decrease in accrued liabilities	(120)	(102)
Increase (decrease) in income taxes payable	(806)	38
Payments of programming rights payable	(1,680)	(1,774)
Increase (decrease) in other liabilities	223	(44)
Net cash used in operating activities	(630)	(557)

Cash flows from investing activities:
Purchase of property and equipment	(636)	(118)
Investment in unconsolidated subsidiaries	(155)	--
Proceeds from sale of assets	--	55
Proceeds from sale of assets - discontinued operations	43,830	--
Net cash provided by (used in) investing activities	43,039	(63)

See the accompanying notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Cash Flows (continued) (Unaudited) (In thousands)
	Three Months Ended March 31,
	2007	2006
Cash flows from financing activities:
Cash contributions by minority stockholder	$--	$185
Borrowings under revolving credit facility	1,414	12,509
Payments on revolving credit facility	(36,550)	--
Payments on second-lien credit facility	--	(10,000)
Payments on capital lease obligations	(12)	(11)
Payment of dividend	(8,022)	--
Net cash provided by (used in) financing activities	(43,170)	2,683

Increase (decrease) in net cash and cash equivilents from continuing operations	(761)	2,063

Reconsolidation of The Daily Buzz, LLC	21	--

Discontinued operations:
Net cash provided by (used in) operating activities	516	(927)
Net cash used in investing activities	--	(1)
Net cash used in financing activities	(3)	(1,130)
Net cash provided by (used in) discontinued operations	513	(2,058)

Increase (decrease) in cash and cash equivilents	(227)	5
Cash and cash equivilents at beginning of period	1,113	1,141
Cash and cash equivilents at end of period	$886	1,146

Cash payments for:
Interest	$437	1,289
Taxes	$12	16

Non-cash transactions:
Program rights in exchange for program rights payable	$52	1,106

See the accompanying notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(1) Formation and Description of the Business

Formation & Presentation

         ACME Communications, Inc. was formed on July 23, 1999, in preparation for and in conjunction with an initial public offering of its stock.

         On August 8, 2005, the Company announced that it had entered into an agreement to sell station KUWB serving the Salt Lake City marketplace to Clear Channel Broadcasting, Inc. (the “Clear Channel Transaction”). That transaction was completed on April 4, 2006. On May 15, 2006, the Company announced that it had entered into an agreement to sell station WTVK serving the Ft. Myers – Naples, Florida marketplace to Sun Broadcasting, Inc. (the “Sun Transaction”). That transaction was completed on February 16, 2007. In accordance with U.S. generally accepted accounting principles, the statement of operations and cash flows reflect the results of stations KUWB and WTVK as discontinued operations for both periods presented.

         The accompanying consolidated financial statements are presented for ACME Communications, Inc. (“ACME” or the “Company”) and its wholly-owned subsidiaries, including The Daily Buzz, LLC. All significant intercompany accounts and transactions have been eliminated for all periods presented. Segment information is not presented since all of the Company’s revenues are attributed to a single reportable segment.

         The Company adopted the provisions of FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities”, effective January 1, 2004. On that same date, the Company’s joint venture (The Daily Buzz, LLC) with Emmis Communications (“Emmis”) to produce The Daily Buzz, a weekday morning three-hour television news show, became effective. Under the agreement, the Company made an initial contribution of property and equipment with an agreed fair value and book value of $750,000 and Emmis was required to contribute the next $750,000 in capital equipment purchased by the venture and based thereon, the Company included The Daily Buzz, LLC in its consolidated financial statements. Effective July 1, 2006, when Emmis completed its matching capital contribution, the Company was no longer deemed the primary beneficiary and deconsolidated the venture. In March 2007, the Company acquired all of Emmis’ interest in the venture. See Note (4).

Description of the Business

         ACME Communications is a holding company with no independent operations other than through its wholly-owned subsidiary, ACME Television, LLC. As of March 31, 2007, ACME Television, through its wholly-owned subsidiaries, owns and operates the following eight commercially licensed, full-power, broadcast television stations located throughout the United States, including KWBR in Roswell, New Mexico, which is a satellite station of KWBQ:

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

         In January 2006, CBS, Inc. and Warner Bros. Entertainment, Inc. announced that they were closing down their respective networks, UPN and The WB, effective September 2006 and were creating a jointly owned new network, The CW. On March 9, 2006 the Company entered into an agreement with The CW to affiliate all of its WB Network affiliated stations with The CW when that network launched. The term of the new affiliation agreements are for up to ten years. In its inaugural season, The CW programmed the more popular shows on UPN and The WB plus others that the new network developed. KASY, the Company’s previous UPN affiliated station, entered into an agreement on March 10, 2006 with MyNetworkTV, a new start-up network owned by Newscorp’s Fox unit, which also launched in September 2006.

Recent Accounting Pronouncements

         In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with the FASB’s Statement No. 109, “Accounting for Income Taxes” (“FAS 109”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007 and the adoption of this standard had no impact on the Company’s consolidated financial statements.

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

         In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations.

(2) Presentation of Interim Consolidated Financial Statements

         The accompanying consolidated financial statements for the three months ended March 31, 2007 and 2006 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to this Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position and the results of operations, and cash flows for these periods. As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financials statements do not include all disclosures and footnotes normally included with annual consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s 2006 Annual Report on Form 10-K/A filed with the SEC on April 10, 2007. The results of operations presented in the accompanying consolidated financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

        The accompanying consolidated balance sheet as of December 31, 2006 is derived from the audited consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K/A filed with the SEC on April 10, 2007.

(3) Discontinued Operations

        As described in Note (1), the Company’s station KUWB serving the Salt Lake City marketplace (sold on April 4, 2006) and its station WTVK serving the Ft. Myers-Naples marketplace (sold on February 16, 2007) have been treated as discontinued operations. All interest expense through the completion date of the Sun Transaction have been allocated to discontinued operations since the combined proceeds of the Clear Channel Transaction and the Sun Transaction were required to be used to pay down existing debt and exceeded our outstanding debt for all periods. Selected operating results and balance sheet information related to these discontinued operations, in thousands, are as follows:

         Operating results:

	Three Months Ended March 31,
	2007	2006
Net revenues	$911	$3,638

Loss from operations, before gain on sale and
income tax expense	(981)	(1,564)
Gain on sale of assets	27,776	--
Income tax expense	(249)	(99)

Income (loss) from discontinued operations	$26,546	$(1,663)

         Assets held for sale:

	March 31, 2007	December 31, 2006
Programming rights	$--	$2,327
Property and equipment, net	--	1,989
Goodwill, net	--	1,863
Broadcast licenses, net	--	12,162
Assets held for sale	$--	$18,341

         Liabilities held for sale:

	March 31, 2007	December 31, 2006
Programming liabilities	$--	$2,287
Deferred income taxes	--	2,320

Liabilities held for sale	$--	$4,607

(4) Acquisition of Interest in The Daily Buzz, LLC

         In March 2007, the Company acquired the remaining 50% interest in The Daily Buzz, LLC from Emmis for $1 and became the sole owner of the venture. The transaction was treated as a step acquisition and as of March 31, 2007, the Company reconsolidated the venture’s balance sheet into its consolidated financial statements. The fair value of the assets acquired via Emmis 50% interest were approximately $336,000 and the fair value of the liabilities assumed, including Emmis share of projected operating losses through August 31, 2007, were $449,000. No goodwill was recorded in this acquisition. As the operating results of The Daily Buzz, LLC from the date of the acquisition of Emmis’ interest through March 31, 2007 were not material, the Company used the equity method of accounting to reflect its share of the venture’s operating results for the entire three months ended March 31, 2007 .

(5) Impairment of Long-lived Assets

         During the first quarter ended March 31, 2007, the Company determined that the long-lived assets of one of its stations were impaired and recorded an impairment of $850,000. Approximately $422,000 of the impairment was allocated to broadcast licenses and $428,000 to property and equipment.

(6) Stock-Based Compensation

        On January 1, 2006, the Company adopted FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) using a modified prospective transition method. There were no stock options or any other type of share-based issuances granted during the first quarter of 2007. For the three months ended March 31, 2007 and 2006, the adoption of SFAS 123(R) resulted in stock-based compensation expense for continuing operations of $83,000 and $86,000, respectively. Stock-based compensation expense for discontinued operations was $6,000 for the three months ended March 31, 2006. As of March 31, 2007, there was $441,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which does not include the effect of future grants of equity compensation, if any. Of the total $441,000, we expect to recognize approximately 55% in the remaining interim periods of 2007, 42% in 2008 and 3% in 2009.

(7)  Income Taxes

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

         Tax expense for continuing operations included a current tax benefit of $794,000 and a deferred tax expense of $830,000 relating to the difference between book and tax amortization of intangibles described above. The current benefit was calculated at the combined federal and average state statutory rate since it is expected to be fully realized by the tax on the gain on discontinued operations.

         Income tax expense for discontinued operations for the first quarter of 2007 included a current tax expense of $2.6 million representing an estimate for current alternative minimum taxes resulting from the gain on the Sun Transaction and ordinary tax in the amount of the full-year expected tax benefit for continued operations, and a deferred tax benefit of $2.3 million representing the reversal of the deferred tax liability at December 31, 2006 relating to the cumulative difference between the book and tax amortization of intangibles for the station sold.

(8) Notes Payable Under Revolving Credit Facility and Second-Lien Term Loan

        On March 29, 2006, the Company restructured its debt agreements, amending its Revolver to (a) eliminate all financial covenants, (b) reset maximum borrowings under the agreement to the lesser of $60 million or 50% of the aggregate appraised STAC (start-up station with an affiliation contract) values of the station group and (c) allow for an immediate borrowing of $10 million to reduce the SLTL outstanding borrowings from $20 million to $10 million. The amendment also provided that, upon the completion of the Clear Channel Transaction, the maturity date of the Revolver would be extended to May 2009, the Company would be allowed to repurchase up to $20 million of its common stock and would also be required to repay the remaining $10 million outstanding under the SLTL agreement and terminate the SLTL from the proceeds of that transaction. The SLTL credit agreement was amended to (a) eliminate financial covenants and (b) reduce the amount of the prepayment penalty under the agreement. On April 4, 2006 the Company completed the Clear Channel Transaction and used the proceeds from the sale to pay off and terminate the SLTL and reduce outstanding borrowings under the revolver.

        On February 16, 2007, the Company completed the Sun Transaction and used the proceeds to completely repay all borrowings and accrued interest then outstanding under the revolver.

        Costs associated with the procuring or amendment of the Company’s credit facilities, including loan fees and related professional fees, are included in long-term other assets and are amortized on a straight-line basis over the term, including amended terms, of the facilities. Amortization of these costs is recorded as interest expense and approximates the result of the effective interest method. In connection with the $10.0 million payments on the SLTL on March 29, 2006 and April 4, 2006, we amortized half of the then remaining unamortized prepaid financing costs relating to the SLTL. Upon the completion of the Sun Transaction and our repayment of the outstanding balance, our availability under our Revolver was reduced due to the reduction in the lenders’ collateral and we wrote-off $588,000 in prepaid financing costs, which approximates the proportionate amount of such costs, and charged such expense to discontinued operations.

         As of March 31, 2007, there was approximately $1.4 million outstanding under the Revolver at an average interest rate of 11.48% per annum.

(9) Barter and Trade Transactions

         Revenue and expenses associated with barter agreements in which broadcast time is exchanged for programming rights are recorded at the estimated average rate of the airtime exchanged. Barter revenue amounted to $746,000 and $850,000 during the three-month periods ended March 31, 2007 and 2006, respectively. Trade transactions, which represent the exchange of advertising time for goods or services, are recorded at the estimated fair value of the products or services received based on comparable cash transactions. Barter and trade revenue is recognized when advertisements are broadcast. Merchandise or services received from airtime trade sales are charged to expense or capitalized and expensed when used.

(10) Income (Loss) Per Common Share

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

         Stock options outstanding amounted to 2,454,096 shares at March 31, 2007 and 2,464,096 shares at March 31, 2006 and were not included in the computation of diluted EPS because an inclusion of such shares would have been anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report on Form 10-Q.

Overview

         Our continuing stations are regionally diverse and range in size (based on television households) from the 45th through the 85th largest television markets in the nation. All but one of our stations are affiliates of the CW Television Network (“The CW”). Our second station in the Albuquerque – Santa Fe marketplace is a MyNetworkTV affiliate.

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

         We operate in a mildly cyclical business where revenues are generally highest during the fourth quarter of each year, primarily due to increased expenditures by advertisers in anticipation of holiday season consumer spending and an increase in viewership during this period. We generally pay commissions to advertising agencies on local, regional and national advertising and to national sales representatives on national advertising. Our revenues reflect deductions from gross revenues for commissions payable to advertising agencies and national sales representatives.

         Our primary ongoing operating expenses are costs of services, selling, general and administrative expenses, corporate expenses, depreciation and amortization and expenses related to impairments in our broadcast licenses. Costs of services include programming costs, which consist primarily of amortization of broadcast rights relating to syndicated programs as well as costs associated with our morning news show, The Daily Buzz (which, as of January 1, 2004, became jointly produced by us and Emmis and then, beginning July 1, 2006 was deconsolidated and as of March 31, 2007 was reconsolidated) and music rights fees. Other costs of service include advertising expenses targeted at viewers, which is net of any reimbursement received or due to us for such advertising and promotion from our networks or from other program suppliers, and engineering and transmission related expenses. Selling, general and administrative expenses primarily include salaries, sales commissions to account executives, ratings service expenses, insurance and various related overhead expenses. Corporate expenses reflect costs of corporate management, which includes senior management and other centralized management support staff, along with investor relations expenses, professional fees, directors and officers insurance and other related corporate overhead.

         Our business is increasingly affected by robust political spending in the even, biennial years. Because we have limited news product and appeal to a generally younger demographic than ABC, CBS and NBC affiliates, we do not benefit materially like those affiliates do from strong political advertising in our markets. However, we do benefit indirectly when heavy political spending limits our competitors’ commercial inventory and our stations usually end up increasing their share of non-political business during these times. Apart from early political advertising for the 2008 presidential election, we do not expect 2007 to see significant political spending and there was limited political spending during the first three months of 2007 in our continuing markets. During the first quarter of 2007, we estimate that non-political advertising spending in our markets was down, on a weighted-average basis, approximately 3-4% compared to the first quarter of 2006. This decrease was driven by sharply softer national advertising demand which we estimate was down approximately 6% in our markets.

         In January 2006, CBS, Inc. and Warner Bros. Entertainment, Inc. announced they would be shutting down their UPN and WB Television Networks operations in September 2006 and then launching a jointly-owned new network, The CW. All of our then continuing WB affiliated stations entered into affiliation agreements with The CW. Since the CW launched with a combination of the strongest performing shows from UPN and The WB, it was expected that The CW would achieve higher ratings when it launched than either UPN or The WB had been achieving in recent years. However, contrary to most expectations, the network experienced a slow start, primarily we believe, due to viewer confusion about where to find their previous favorite shows, many of which had changed stations in their markets. Our lone UPN affiliate, station KASY serving the Albuquerque-Santa Fe marketplace, entered into an affiliation agreement with MyNetworkTV, a new network of Newscorp’s Fox subsidiary, which also launched in September 2006. MyNetworkTV’s initial programming lineup consisted of two one-hour telenovelas airing Monday through Saturday, but audience acceptance of these new shows was considerably lower than expected. This had an adverse effect on KASY which saw a double digit percentage decline in net revenues compared to the first quarter of 2006.

Results of Operations

The Three Months Ended March 31, 2007 vs. March 31, 2006

         Net revenues from continuing operations for the first quarter decreased 9% to $7.8 million compared to net revenues of $8.6 million in the first quarter of 2006. Our net revenues from our continuing seven stations decreased 4% reflecting the decline in non-political advertising revenues in our market revenues as our share of those revenues remained relatively unchanged. The Daily Buzz was included in our consolidated results for the first quarter of 2006 but deconsolidated effective July 1, 2006 and therefore not in our first quarter 2007 results. However, in March 2007 we acquired our joint venture partner’s 50% interest and effective April 1, 2007, we will begin consolidating the show’s operating results and cash flows again.

         Programming costs decreased 32% to $2.5 million in the first quarter of 2007 from $3.6 million in the first quarter of 2006. The decrease was primarily attributable to the aforementioned deconsolidation of the Daily Buzz, which incurred $804,000 in program expenses a year ago, and to a $156,000 write down of program costs in the first quarter of 2006 to reflect adjustments to net realizable value.

         Other costs of service increased 3% to $1.4 million in the first quarter of 2007 from $1.3 million in the first quarter of 2006 primarily on higher salary expense in our promotion department.

         Selling, general and administrative costs for the first quarter of 2007 declined 3% to $3.3 million compared to $3.4 million in the first quarter of 2006 on lower sales commissions and incentive compensation expense.

         Depreciation and amortization decreased 14% to $910,000 in the first quarter of 2007 from $1.1 million for the first quarter of 2006 due to more assets becoming fully depreciated compared to new assets placed in service over the past year.

         Corporate expenses for the first quarter of 2007 decreased 5% to $837,000 compared to $881,000 in the first quarter of 2006 on lower incentive compensation and insurance expense.

         We incurred $850,000 in impairments to our long-lived assets, consisting of property and equipment and broadcast licenses, in the first quarter of 2007 as we determined that the assets at one of our stations had declined in value due to continued weakening in market revenue and the performance of that station.

         All interest expense up to the closing of the Sun Transaction has been allocated to discontinued operations. Subsequent to that time, all interest expense has been reflected in continuing operations. The interest expense for continuing operations for the three months ended March 31, 2007 was $126,000, which included $80,000 in amortization of prepaid financing costs.

         In March 2007 we acquired our joint venture partner’s 50% interest in The Daily Buzz, LLC and have reconsolidated that venture’s balance sheet as of March 31, 2007. We recorded our share of the venture’s net loss, $251,000, for first quarter of 2007 using the equity method of accounting. In the first quarter of 2006, we included the venture’s results in our consolidated financial statements and recorded our partner’s share of the net loss, $230,000, as minority interest income.

        Our first quarter of 2007 tax expense for continuing operations was $36,000 compared to a tax expense of $640,000 for the first quarter of 2006. The significant reduction in tax expense for the quarter is related to the utilization of an offsetting benefit in 2007 against the tax on our income from discontinued operations, net of the deferred tax associated with the amortization of our intangible assets for tax purposes.

         Our net income from discontinued operations for the first quarter of 2007 was $26.5 million compared to a net loss of $1.7 million for the first quarter of 2006. Our net income in 2007 includes the gain on the Sun Transaction of $27.8 million and income from station WTVK for the approximate 46 days we owned the station up to the closing, net of interest expense. The net loss in 2006 reflects higher interest expense, on higher outstanding debt, in excess of our operating income from station WTVK. Also included in the net income (loss) is tax expense of $249,000 and $99,000 for the first quarter of 2007 and 2006, respectively.

Liquidity and Capital Resources

         Cash flow used by operating activities was $630,000 for the three months ended March 31, 2007 compared to cash flow used by operating activities of $557,000 for the first three months of 2006. This increase in cash flow usage of $73,000 relates primarily to a reduction in revenue, offset by lower cash-based operating expenses, net of cash used in the first quarter of 2006 by The Daily Buzz (since the venture was deconsolidated effective July 1, 2006 and accounted for under the equity method of accounting, the venture had no impact on operating cash flow during the first quarter of 2007).

         Cash flow provided by investing activities during the three months of 2007 was $43.0 million compared to cash flow used in investing activities of $63,000 used during the first three months of 2006. The 2007 cash flow includes $43.8 million in net proceeds from the Sun Transaction, net of $155,000 in cash advances to the Daily Buzz, LLC and capital expenditures of $636,000. The 2006 cash flow included $118,000 in capital expenditures and proceeds from the sale of equipment of $55,000.

         Cash flow used in financing activities was approximately $43.2 million during the first quarter of 2007 as we repaid all of the then current outstanding debt under our senior credit facility on the completion of the Sun Transaction but subsequently reborrowed $1.4 million to partially fund our $8.0 million dividend payment made in March 2007 and to fund ongoing working capital needs. During the first three months of 2006, we generated $2.7 million in cash flows from financing activities principally through additional borrowings under our senior credit facility (our “Revolver”), including $10 million borrowed under the Revolver to pay down our second-lien term loan (“SLTL”).

         Cash provided by operating activities of our discontinued operations during the first quarter of 2007, including allocated interest expense, was $516,000 compared to cash used in the first quarter of 2006 of $927,000. This increase relates primarily to increased income at station WTVK and reduced cash interest expense allocated to discontinued operations on lower debt levels. Cash used in financing activities for our discontinued operations was $3,000 for the first quarter of 2007 compared to $1.1 million in the first quarter of 2006 – both representing the payment of prepaid financing fees, which in the first quarter of 2006 included fees in connection with amending our credit facilities (see below).

         On March 29, 2006, we restructured our Revolver and our SLTL. The amendment to our Revolver eliminated all financial covenants effective December 31, 2005, reset the maximum advances under the Revolver to the lesser of $60.0 million or 50% of the aggregate appraised STAC (“start-up stations with affiliation agreements”) and allowed us to borrow $10 million that same date to reduce the outstanding borrowings on our higher interest rate SLTL from $20 million to $10 million. In addition, upon the successful completion of the Clear Channel, the amendment extended the maturity date for the Revolver to May 2009, allows up to $20 million in stock repurchases and required us to repay from the Clear Channel Transaction the final $10 million in outstanding balances under our SLTL and terminate that agreement. The amendment to our SLTL eliminated financial covenants effective December 31, 2005 and reduced our prepayment penalty.

         On April 4, 2006, we completed the Clear Channel Transaction and repaid the remaining balances under the SLTL. The remaining $8.5 million of the $18.5 million KUWB sales proceeds were used to reduce our outstanding borrowings under our Revolver. On February 16, 2007, we completed the Sun Transaction and completely repaid the then outstanding borrowings and accrued interest under the Revolver of $37.2 million. At March 31, 2007, our outstanding borrowings under the Revolver were $1.4 million and our available credit, net of a lender reserve for six-months of cash interest expense of approximately $100,000, was $38.1 million.

         Although the completion of our sales of KUWB and WTVK eliminated our debt, we continue to be a net borrower with a portion of our March 2007 cash dividend, our cash operating losses, capital expenditures and current state taxes being funded by our Revolver. Furthermore, due to the buy-out of our former co-venture partner, we will incur increased cash losses relating to our Daily Buzz production costs over the coming months. In addition to those increased cash operating losses, we are moving the show’s production facility to a new site which will entail incurring approximately $400,000 in additional capital expenditures. Our amended Revolver contains a provision that upon the occurrence of an event or condition that has a material adverse change on our business (a “MAC”), the lenders can refuse to make additional advances under the facility. Accordingly, if a MAC occurs in the future, we might not have access to funds under our Revolver which may be necessary for us to meet our obligations, including cash interest payable to the lenders, as they become due. If we fail to meet such obligations as they become due, the lenders could claim a default and accelerate all amounts due under the Revolver. Although we believe it unlikely that such a MAC might occur, if it did and if the lenders stopped funding us under the Revolver, we also have the ability to sell select stations, even if at less than full price. We would also explore the options of replacing the Revolver or raising additional equity. There is no guarantee that such other means of raising capital will be at terms acceptable to us, and accordingly current stockholders could be adversely affected by such financings.

Forward Looking Statements

          This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “expect,” “believe,” ‘should’, “hopeful” or “might” or the negative of such terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and the television broadcast industry’s actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. Actual results in the future could differ materially and adversely from those described in the forward-looking statements as a result of various important factors, including (but not limited to) an inability of The CW Network or MyNetworkTV to attract and grow viewership, the impact of changes in national and regional economies, including advertising demand, pricing fluctuations in local and national advertising, volatility in programming costs and the other risk factors set forth in the Company’s 2006 Form 10-K/A filed with the Securities and Exchange Commission on April 10, 2007.

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

Critical Accounting Policies and Estimates

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to broadcast rights, bad debts, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are fully disclosed in our 2006 Annual Report on Form 10-K/A filed with the SEC on April 10, 2007. There have been no material changes to these policies during the quarter ended March 31, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company’s revolving credit facility has a variable interest rate. Accordingly, the Company’s interest expense could be materially affected by future fluctuations in the applicable interest rates. At March 31, 2007, the Company had aggregate outstanding borrowings of $1.4 million under its Revolver at an effective annual borrowing rate of 11.48%. Based on the outstanding borrowings at March 31, 2007, a 1% increase in our effective borrowing rate would increase our annual interest expense by approximately $14,000.

Item 4. Controls and Procedures

         Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of March 31, 2007, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on our aforementioned evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective.

         There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors

         There have been no material changes in the risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K/A for the year ended December 31, 2006.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

          None.

Item 5. Other Information

          None.

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

Date: May 15, 2007	ACME Communications, Inc. By: /s/ Thomas D. Allen Thomas D. Allen Executive VP & Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of ACME Communications, Inc. (1)
3.2	Form of Restated Bylaws of ACME Communications, Inc.(1)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1/A, File No. 333-84191, filed on September 29, 1999.
`