Form 10-Q
period 2007-06-30
ACME COMMUNICATIONS INC
filed 2007-08-14
CIK 1092013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  [  ]           Accelerated filer  [  ]           Non-accelerated filer  [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ] No  [X]

     As of the last business day of the registrant’s most recently completed second fiscal quarter (June 29, 2007), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $63,878,171 based on a price of $5.01 per share, as reported on the NASDAQ Stock Market.

     As of August 14, 2007, ACME Communications, Inc. had 16,046,763 shares of common stock outstanding.

ACME Communications, Inc. and Subsidiaries Consolidated Balance Sheets (in thousands, except share data)
	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$763	$1,113
Restricted cash	50	50
Accounts receivable, net	6,520	7,878
Current portion of programming rights	5,444	5,400
Prepaid expenses and other current assets	296	332
Assets held for sale	5,841	25,429
Total current assets	18,914	40,202
Property and equipment, net	15,813	15,701
Programming rights, net of current portion	11,901	14,715
Goodwill, net	14,721	14,721
Broadcast licenses, net	51,774	51,774
Other assets	483	2,131
Total assets	$113,606	$139,244

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,663	$3,261
Accrued liabilities	5,021	5,043
Current portion of programming rights payable	5,888	5,963
Current portion of obligations under lease	48	50
Income taxes payable	1,619	151
Notes payable under revolving credit facility	2,359	36,550
Liabilities held for sale	1,662	6,562
Total current liabilities	19,260	57,580
Programming rights payable, net of current portion	12,679	15,605
Obligations under lease, net of current portion	822	845
Other liabilities	252	33
Deferred income taxes	10,524	9,751
Total liabilities	43,537	83,814

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no
shares issued or outstanding	--	--
Common stock, $0.01 par value; 50,000,000 shares authorized, 16,772,415 shares
issued and 16,046,763 outstanding at June 30, 2007 and December 31, 2006	168	168
Additional paid-in capital	132,656	132,440
Accumulated deficit	(57,755)	(72,178)
Less: Treasury stock, at cost; 725,652 shares	(5,000)	(5,000)
Total stockholders' equity	70,069	55,430

Total liabilities and stockholders' equity	$113,606	$139,244

See the accompanying notes to the unaudited consolidated financial statements.

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Operations (Unaudited) (In thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues	$8,349	$8,707	$15,571	$16,664
Operating expenses:
Cost of service:
Programming, including program amortization	3,203	3,346	5,481	6,765
Other costs of service (excluding depreciation and amortization of $800 and $917 for the three months ended June 30, 2007 and 2006, respectively, and $1,584
and $1,840 for the six months ended June 30, 2007 and 2006, respectively)	1,313	1,340	2,537	2,528
Selling, general and administrative expenses	2,910	2,959	5,844	5,979
Depreciation and amortization	807	924	1,598	1,860
Corporate expenses	1,049	920	1,886	1,801
Operating expenses	9,282	9,489	17,346	18,933

Operating loss	(933)	(782)	(1,775)	(2,269)
Other income (expenses):
Interest income	6	28	34	33
Gain on sale of assets	--	69	--	69
Equity in losses of unconsolidated affiliates	--	(60)	(251)	(68)
Loss from continuing operations before income taxes and minority interest	(927)	(745)	(1,992)	(2,235)
Income tax expense	(43)	(258)	(79)	(898)
Loss from continuing operations before minority interest	(970)	(1,003)	(2,071)	(3,133)
Minority interest income	--	233	--	463
Loss from continuing operations	(970)	(770)	(2,071)	(2,670)
Discontinued operations (see Note 3):
Income (loss) from discontinued operations, before income taxes	(880)	4,628	24,723	2,873
Income tax benefit (expense)	42	(98)	(207)	(197)
Income (loss) from discontinued operations	(838)	4,530	24,516	2,676
Net income (loss)	$(1,808)	$3,760	$22,445	$6

Net income (loss) per share, basic and diluted:
Continuing operations	$(0.06)	$(0.05)	$(0.13)	$(0.17)
Discontinued operations	(0.05)	0.28	1.53	0.17
Net income (loss) per share	$(0.11)	$0.23	$1.40	$0.00

Weighted average basic and diluted common shares outstanding	16,047	16,047	16,047	16,047

See the accompanying notes to the unaudited consolidated financial statements.

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity (Unaudited) (In thousands)
	Common Stock Shares Amount		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2006	16,772	$168	$132,440	$(72,178)	$(5,000)	$55,430

Stock-based compensation	--	--	216	--	--	216
Cash dividends	--	--	--	(8,022)	--	(8,022)
Net income	--	--	--	22,445	--	22,445

Balance at June 30, 2007	16,772	$168	$132,656	$(57,755)	$(5,000)	$70,069

See the accompanying notes to the unaudited consolidated financial statements.

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited) (In thousands)
	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$22,445	$6
Less: Income from discontinued operations, net of tax	(24,516)	(2,676)
Adjustments to reconcile income to net cash used in operating activities:
Minority interest income	--	(463)
Equity in losses of unconsolidated affiliates	251	68
Provision for doubtful accounts receivable	121	138
Depreciation and amortization	1,598	1,860
Amortization of program rights	2,827	3,086
Stock-based compensation	209	160
Deferred income taxes	773	822
Changes in assets and liabilities:
Decrease (increase) in accounts receivables	114	(411)
Increase in prepaid expenses and other current assets	38	10
Decrease in accounts payable	(728)	(570)
Decrease in accrued liabilities	(300)	(384)
Increase (decrease) in income taxes payable	(760)	32
Payments of programming rights payable	(3,054)	(3,209)
Increase in other liabilities	219	33
Net cash used in continuing operating activities	(763)	(1,498)

Cash flows from investing activities:
Purchase of property and equipment	(1,114)	(226)
Investment in unconsolidated subsidiaries	(155)	--
Proceeds from sale of CarSoup investment	--	1,111
Proceeds from sale of assets - discontinued operations	43,960	18,384
Net cash provided by investing activities	42,691	19,269

See the accompanying notes to the unaudited consolidated financial statements.

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited) (In thousands)
	Six Months Ended June 30,
	2007	2006
Cash flows from financing activities:
Cash contributions by joint venture partner	$--	$332
Borrowings under revolving credit facility	2,359	23,645
Payments on revolving credit facility	(36,550)	(18,400)
Payments on second-lien credit facility	--	(20,000)
Payments on capital lease obligations	(25)	(22)
Payment of dividend	(8,022)	--
Net cash used in financing activities	(42,238)	(14,445)

Increase (decrease) in net cash from continuing operations	(310)	3,326
Reconsolidation of The Daily Buzz, LLC at March 31, 2007	21	--
Discontinued operations:
Net cash provided by (used in) operating activities	3	(917)
Net cash used in investing activities	(29)	(67)
Net cash used in financing activities	(35)	(1,306)
Net cash used in discontinued operations	(61)	(2,290)

Increase (decrease) in cash and cash equivalents	(350)	1,036
Cash and cash equivalents at beginning of period	1,113	1,141
Cash and cash equivalents at end of period	$763	2,177

Cash payments for:
Interest	$887	2,110
Taxes	$366	44

Non-cash transactions:
Program rights in exchange for program rights payable	$57	7,811

See the accompanying notes to the unaudited consolidated financial statements.

ACME Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(1) Formation and Description of the Business

Formation and Presentation

         The Company commenced operations in 1997 and ACME Communications, Inc. was formed as our holding company on July 23, 1999, in preparation for and in conjunction with an initial public offering of its stock.

        On August 8, 2005, the Company announced that it had entered into an agreement to sell station KUWB serving the Salt Lake City marketplace to Clear Channel Broadcasting, Inc. (the “Clear Channel Transaction”). The Clear Channel Transaction was completed on April 4, 2006. On May 15, 2006, the Company announced that it had entered into an agreement to sell station WTVK serving the Ft. Myers – Naples, Florida marketplace to Sun Broadcasting, Inc. (the “Sun Transaction”). The Sun Transaction was completed on February 16, 2007. On June 14, 2007, the Company entered into an agreement to sell station WBUI serving the Champagne-Springfield-Decatur marketplace to GoCom Media of Illinois, LLC (the “GoCom Transaction”). The GoCom Transaction, which is subject to approval from the Federal Communication Commission and other customary closing conditions, is expected to close by the end of 2007. In accordance with U.S. generally accepted accounting principles, the accompanying consolidated statement of operations and cash flows reflect the results of stations KUWB, WTVK and WBUI as discontinued operations for all periods presented.

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

         The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities”, effective January 1, 2004. On that same date, the Company’s joint venture (The Daily Buzz, LLC) with Emmis Communications (“Emmis”) to produce The Daily Buzz, a weekday morning three-hour television news show, became effective. Under the agreement, the Company made an initial contribution of property and equipment with an agreed fair value and book value of $750,000 and Emmis was required to contribute the next $750,000 in capital equipment purchased by the venture and based thereon, the Company included The Daily Buzz, LLC in its consolidated financial statements. Effective July 1, 2006, when Emmis completed its matching capital contribution, the Company was no longer deemed the primary beneficiary and deconsolidated the venture. In March 2007, the Company acquired all of Emmis’ interest in the venture and reconsolidated the venture effective March 31, 2007 using the equity-method of accounting for its results of operations for the first quarter of 2007. Effective April 1, 2007, the Company included the results of The Daily Buzz in its consolidated results of operations.

Description of the Business

         ACME Communications is a holding company with no independent operations other than through its wholly-owned subsidiary, ACME Television, LLC (“ACME Television”). As of June 30, 2007, ACME Television, through its wholly-owned subsidiaries, owns and operates the following eight commercially licensed, full-power, broadcast television stations located throughout the United States, including KWBR in Roswell, New Mexico, which is a satellite station of KWBQ:

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

        In January 2006, CBS, Inc. and Warner Bros. Entertainment, Inc. announced that they were closing down their respective networks, UPN and The WB, effective September 2006 and were creating a jointly owned new network, The CW. On March 9, 2006 the Company entered into an agreement with The CW to affiliate all of its then WB Network affiliated stations with The CW when that network launched. The term of the new affiliation agreements are for up to ten years. In its inaugural season, The CW programmed the more popular shows on UPN and The WB plus others that the new network developed. KASY, the Company’s previous UPN affiliated station, entered into an agreement in March 2006 with MyNetworkTV, a new start-up network owned by Newscorp’s Fox unit, which also launched in September 2006.

Recent Accounting Pronouncements

        In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with the FASB’s Statement No. 109, “Accounting for Income Taxes” (“FAS 109”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007 and the adoption of this standard had no impact on the Company’s consolidated financial statements.

        In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, the year beginning January 1, 2008 for the Company. The Company is still in the process of evaluating the requirements of SFAS 157 and has not yet determined the impact, if any, on the Company’s consolidated financial statements.

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

(2) Presentation of Interim Consolidated Financial Statements

         The accompanying consolidated financial statements for the three and six months ended June 30, 2007 and 2006 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to this Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position and the results of operations, and cash flows for these periods. As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these consolidated financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s 2006 Annual Report on Form 10-K/A filed with the SEC on April 10, 2007. The results of operations presented in the accompanying consolidated financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

        The accompanying consolidated balance sheet as of December 31, 2006 is derived from the audited consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K/A filed with the SEC on April 10, 2007.

(3) Discontinued Operations

        As described in Note (1), the Company’s stations KUWB serving the Salt Lake City marketplace (sold on April 4, 2006), WTVK serving the Ft. Myers-Naples marketplace (sold on February 16, 2007) and WBUI serving the Champagne-Springfield-Decatur marketplace have been treated as discontinued operations. All interest expense has been allocated to discontinued operations since the combined proceeds of the Clear Channel Transaction, the Sun Transaction and the GoCom Transaction were, or will be, required to be used to pay down existing debt and exceed our outstanding debt for all periods. Selected operating results and balance sheet information related to these discontinued operations, in thousands, are as follows:

Operating results (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues	$673	$2,683	$2,167	$6,958

Loss from operations, before gain on sale and
income tax expense	(873)	(1,279)	(3,183)	(3,034)
Gain (loss) on sale of assets	(7)	5,907	27,906	5,907
Income tax expense	42	(98)	(207)	(197)
Income (loss) from discontinued operations	$(838)	$4,530	$24,516	$2,676

         Assets held for sale:

	June 30, 2007	December 31, 2006
Programming rights	$1,375	$3,935
Property and equipment, net	2,215	4,796
Goodwill, net	--	1,863
Broadcast licenses, net	2,251	14,835
Assets held for sale	$5,841	$25,429

         Liabilities held for sale:

	June 30, 2007	December 31, 2006
Programming liabilities	$1,662	$4,242
Deferred income taxes	--	2,320

Liabilities held for sale	$1,662	$6,562

(4) Acquisition of Interest in The Daily Buzz, LLC

        In March 2007, the Company acquired the remaining 50% interest in The Daily Buzz, LLC from Emmis for $1 and became the sole owner of the venture. The transaction was treated as a step acquisition and as of March 31, 2007, the Company reconsolidated the venture’s balance sheet into its consolidated financial statements. The fair value of the assets acquired via Emmis 50% interest were approximately $336,000 and the fair value of the liabilities assumed, including Emmis share of projected operating losses through August 31, 2007, were $449,000. No goodwill was recorded in this acquisition. As the operating results of The Daily Buzz, LLC from the date of the acquisition of Emmis’ interest through March 31, 2007 were not material, the Company used the equity method of accounting to reflect its share of the venture’s operating results for the entire three months ended March 31, 2007 and effective April 1, 2007 reconsolidated the operating results.

(5) Impairment of Long-lived Assets

        During the first quarter ended March 31, 2007, the Company determined that the long-lived assets of station WBUI were impaired and recorded an impairment of $850,000. Approximately $422,000 of the impairment was allocated to broadcast licenses and $428,000 to property and equipment. These impairment charges are included in results from discontinued operations. No impairment of the Company’s long-lived assets was incurred for the second quarter ended June 30, 2007.

(6) Stock-Based Compensation

        On January 1, 2006, the Company adopted FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. There were no stock options granted or any other type of share-based issuances during the six months ended June 30, 2007. For the six months ended June 30, 2007 and 2006, the adoption of SFAS 123(R) resulted in stock-based compensation expense for continuing operations of $209,000 and $160,000, respectively. Stock-based compensation expense for discontinued operations was $7,000 and $18,000 for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, there was $308,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which does not include the effect of future grants of equity compensation, if any. Of the total $308,000, the Company expects to recognize approximately 45% in the remaining interim periods of 2007, 51% in 2008 and 4% in 2009.

(7) Income Taxes

         Prior to January 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The future reversals of those deferred tax liabilities are utilized to support the realization of deferred tax assets (primarily consisting of net operating loss carryforwards) and the corresponding deferred tax benefits recorded by the Company. As a result of the adoption of SFAS No. 142, effective January 1, 2002 those deferred tax liabilities no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets.

        Tax expense for continuing operations included a current tax benefit of $694,000 for the six months ended June 30, 2007 and deferred tax expense of $733,000 for the six months ended June 30, 2007 relating to the difference between book and tax amortization of intangibles described above. The current benefit was calculated at the combined federal and average state statutory rate since it is expected to be fully realized by the tax on the gain on discontinued operations.

        Income tax expense for discontinued operations for the six months ended June 30, 2007 included a current tax expense of $2.5 million representing an estimate for current alternative minimum taxes resulting from the gain on the Sun Transaction and ordinary tax in the amount of the full-year expected tax benefit for continued operations, and a deferred tax benefit of $2.3 million representing the reversal of the deferred tax liability at December 31, 2006 relating to the cumulative difference between the book and tax amortization of intangibles for the station sold.

(8) Notes Payable Under Revolving Credit Facility and Second-Lien Term Loan

        On March 29, 2006, the Company restructured its debt agreements, amending its revolving credit facility (the “Revolver”) to (a) eliminate all financial covenants, (b) reset maximum borrowings under the agreement to the lesser of $60 million or 50% of the aggregate appraised STAC (start-up station with an affiliation contract) values of the station group and (c) allow for an immediate borrowing of $10 million to reduce the SLTL outstanding borrowings from $20 million to $10 million. The amendment also provided that, upon the completion of the Clear Channel Transaction, the maturity date of the Revolver would be extended to May 2009, the Company would be allowed to repurchase up to $20 million of its common stock and would also be required to repay the remaining $10 million outstanding under the SLTL agreement and terminate the SLTL from the proceeds of that transaction. The SLTL credit agreement was amended to (a) eliminate financial covenants and (b) reduce the amount of the prepayment penalty under the agreement. On April 4, 2006 the Company completed the Clear Channel Transaction and used the proceeds from the sale to pay off and terminate the SLTL and reduce outstanding borrowings under the revolver.

        On February 16, 2007, the Company completed the Sun Transaction and used the proceeds to completely repay all borrowings and accrued interest then outstanding under the revolver.

        Costs associated with the procuring or amendment of the Company’s credit facilities, including loan fees and related professional fees, are included in long-term other assets and are amortized on a straight-line basis over the term, including amended terms, of the facilities. Amortization of these costs is recorded as interest expense and approximates the result of the effective interest method. In connection with the $10.0 million payments on the SLTL on March 29, 2006 and April 4, 2006, the Company amortized half of the then remaining unamortized prepaid financing costs relating to the SLTL. Upon the completion of the Sun Transaction and our repayment of the outstanding balance, our availability under our Revolver was reduced due to the reduction in the lenders’ collateral and the Company wrote-off $588,000 in prepaid financing costs, which approximates the proportionate amount of such costs, and charged such expense to discontinued operations. In May 2007, the Company unilaterally reduced its borrowing availability under the Revolver from $39.9 million to $17.7 million and wrote-off $570,000 in prepaid financing costs, which approximates the proportionate amount of the remaining costs at that date.

        As of June 30, 2007, there was approximately $2.4 million outstanding under the Revolver at an average interest rate of 8.11% per annum. Also, since the debt under the Revolver of $2.4 million as of June 30, 2007 is required to be repaid with the proceeds from the GoCom Transaction, it has been classified as a current liability.

(9) Barter and Trade Transactions

        Revenue and expenses associated with barter agreements in which broadcast time is exchanged for programming rights are recorded at the estimated average rate of the airtime exchanged. Barter revenue amounted to $782,000 and $805,000 during the three-month periods ended June 30, 2007 and 2006, respectively, and $1,478,000 and $1,598,000 for the six months ended June 30, 2007 and 2006, respectively. Trade transactions, which represent the exchange of advertising time for goods or services, are recorded at the estimated fair value of the products or services received based on comparable cash transactions. Barter and trade revenue is recognized when advertisements are broadcast. Merchandise or services received from airtime trade sales are charged to expense or capitalized and expensed when used.

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

        Stock options outstanding amounted to 2,454,096 shares at June 30, 2007 and 2,460,096 shares at June 30, 2006 and were not included in the computation of diluted EPS because an inclusion of such shares would have been anti-dilutive.

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

         Our primary ongoing operating expenses are costs of services, selling, general and administrative expenses, corporate expenses, depreciation and amortization and expenses related to impairments in our broadcast licenses. Costs of services include programming costs, which consist primarily of amortization of broadcast rights relating to syndicated programs as well as costs associated with our morning news show, The Daily Buzz (which, as of January 1, 2004, became jointly produced by us and Emmis and then, beginning July 1, 2006 was deconsolidated and as of June 30, 2007 was reconsolidated) and music rights fees. Other costs of service include advertising expenses targeted at viewers, which is net of any reimbursement received or due to us for such advertising and promotion from our networks or from other program suppliers, and engineering and transmission related expenses. Selling, general and administrative expenses primarily include salaries, sales commissions to account executives, ratings service expenses, insurance and various related overhead expenses. Corporate expenses reflect costs of corporate management, which includes senior management and other centralized management support staff, along with investor relations expenses, professional fees, directors and officers insurance and other related corporate overhead.

        Our business is increasingly affected by robust political spending in the even, biennial years. Because we have limited news product and appeal to a generally younger demographic than ABC, CBS and NBC affiliates, we do not benefit materially like those affiliates do from strong political advertising in our markets. However, we do benefit indirectly when heavy political spending limits our competitors’ commercial inventory and our stations usually end up increasing their share of non-political business during these times. Apart from possible early political advertising for the 2008 presidential election, we do not expect 2007 to see significant political spending and there was limited political spending during the first six months of 2007 in our continuing markets. During the first six months of 2007, non-political advertising spending in our continuing markets was down, on a weighted-average basis, approximately 2% compared to the first six months of 2006.

         In January 2006, CBS, Inc. and Warner Bros. Entertainment, Inc. announced they would be shutting down their UPN and WB Television Networks operations in September 2006 and then launching a jointly-owned new network, The CW. All of our then continuing WB affiliated stations entered into affiliation agreements with The CW. Since the CW launched with a combination of the strongest performing shows from UPN and The WB, it was expected that The CW would achieve higher ratings when it launched than either UPN or The WB had been achieving in recent years. However, contrary to most expectations, the network experienced a slow start, primarily we believe, due to viewer confusion about where to find their previous favorite shows, many of which had changed stations in their markets. Our lone UPN affiliate, station KASY serving the Albuquerque-Santa Fe marketplace, entered into an affiliation agreement with MyNetworkTV, a new network of Newscorp’s Fox subsidiary, which also launched in September 2006. MyNetworkTV’s initial programming lineup consisted of two one-hour telenovelas airing Monday through Saturday, but audience acceptance of these new shows was considerably lower than expected. This had an adverse effect on KASY which saw a double digit percentage decline in net revenues compared to the first half of 2006.

        The Company has been and continues to seek to monetize shareholder value by selling station assets. We sold two stations, KPLR in St. Louis and KWBP in Portland, to The Tribune Company in March 2003. We sold KUWB in Salt Lake City to Clear Channel in April 2006. In February 2007, we sold our station WTVK serving the Ft. Myers-Naples, Florida market to Sun Broadcasting. In June 2007, we announced that we had entered into an agreement with GoCom Media of Illinois for the sale of our station WBUI serving the Champaign-Springfield-Decatur marketplace. We expect that transaction to be completed by the end of calendar 2007, although completion of the transaction is subject to the approval of the FCC and other customary closing conditions. We have continued to evaluate opportunities to sell our remaining stations, but given the potentially limited number of buyers for our types of stations, we intend to be disciplined in those efforts.

Results of Operations

The Three Months Ended June 30, 2007 Compared to June 30, 2006

         Net revenues from continuing operations for the second quarter decreased 4% to $8.3 million compared to net revenues of $8.7 million in the second quarter of 2006. Our net revenues from our continuing six stations decreased 6%, reflecting a 3% decline in non-political advertising revenues in our market revenues and a 3% decline in our share of those revenues. The revenue decline at our stations was moderated somewhat by a 27% increase in net revenues at The Daily Buzz, driven by higher advertising revenues.

         Programming costs decreased 4% to $3.2 million in the second quarter of 2007 from $3.3 million in the second quarter of 2006. The decrease was primarily attributable to lower write downs of program costs to reflect adjustments to net realizable value in the second quarter of 2007 compared to the second quarter of 2006.

        Other costs of service decreased 2% to $1.3 million in the second quarter of 2007 from $1.3 million in the second quarter of 2006 primarily due to slightly lower engineering and promotion costs.

         Selling, general and administrative costs for the second quarter of 2007 decreased 2% to $2.9 million compared to $3.0 million in the second quarter of 2006 primarily due to lower sales incentive expenses.

        Depreciation and amortization decreased 13% to $807,000 in the second quarter of 2007 from $924,000 for the second quarter of 2006 due to more assets becoming fully depreciated compared to new assets placed in service over the past year.

        Corporate expenses for the second quarter of 2007 increased 14% to $1.0 million compared to $920,000 in the second quarter of 2006 due principally to death benefits awarded to an executive who passed away in May 2007 and to costs associated with the June 2007 closure of our corporate graphics department.

         Our second quarter of 2007 tax expense for continuing operations was $43,000 compared to a tax expense of $258,000 for the second quarter of 2006. The significant reduction in tax expense for the quarter is related to the utilization of an offsetting benefit in 2007 against the tax on our income from discontinued operations, net of the deferred tax associated with the amortization of our intangible assets for tax purposes.

         Our loss from discontinued operations, net of tax, for the second quarter of 2007 was $838,000 compared to income of $4.5 million for the second quarter of 2006. The loss in the second quarter of 2007 reflects the operations of our Decatur station and interest expense while the income in the second quarter of 2006 reflects the gain on the sale of our Salt Lake City station and income from our Ft. Myers station net of losses at our Decatur station and interest expense.

The Six Months Ended June 30, 2007 Compared to June 30, 2006

         Net revenues from continuing operations for the six months ended June 30, 2007 decreased 7% to $15.6 million compared to net revenues of $16.7 million for the six months ended June 30, 2006. Our net revenues from our continuing six stations decreased 5% reflecting the 2% decline in non-political advertising revenues in our market revenues coupled with a 2% decline in our share of those revenues. The Daily Buzz was included in our consolidated results for the first six months of 2006 but deconsolidated from July 1, 2006 to March 31, 2007 and therefore only included in our second quarter 2007 consolidated results.

         Programming costs decreased 19% to $5.5 million in the first six months of 2007 from $6.8 million in the first six months of 2006. The decrease was primarily attributable to the aforementioned deconsolidation of the Daily Buzz, which incurred $998,000 in programming costs in the second quarter of 2007 compared to $1.7 million for the six months ended June 30, 2006. We also incurred $195,000 lower write downs of program costs in the first six months of 2007 compared to the same period for 2006.

        Other costs of service were basically unchanged at $2.5 million for both the first six months of 2007 and 2006.

        Selling, general and administrative costs for the first six months of 2007 declined 2% to $5.8 million compared to $6.0 million in the six months quarter of 2006 primarily due to slightly lower sales commissions and sales incentive expenses.

        Depreciation and amortization decreased 14% to $1.6 million for the first six months of 2007 from $1.9 million for the first six months of 2006 due to more assets becoming fully depreciated compared to new assets placed in service over the past year.

        Corporate expenses for the first six months of 2007 increased 5% to $1.9 million compared to $1.8 million for the first six months of 2006 due primarily to death benefits awarded in the second quarter of 2007 to one of the Company’s executives and to costs associated with the closure of our corporate graphics department, which were partially offset by reduced professional fees and insurance costs.

         In March 2007, we acquired our joint venture partner’s 50% interest in The Daily Buzz, LLC and have reconsolidated that venture’s balance sheet as of June 30, 2007. We recorded our share of the joint venture’s net loss, $251,000, for first quarter of 2007 using the equity method of accounting. In the second quarter of 2007, we included the company’s results in our consolidated financial statements. In the first six months of 2006, we included the joint venture’s results in our consolidated financial statements and recorded our partner’s share of the net loss, $463,000, as minority interest income.

        Our first six months of 2007 tax expense for continuing operations was $79,000 compared to a tax expense of $898,000 for the first six months of 2006. This significant reduction in tax expense is related to the utilization of an offsetting benefit in 2007 against the tax on our income from discontinued operations, net of the deferred tax associated with the amortization of our intangible assets for tax purposes.

         Our income from discontinued operations, net of tax, for the first six months of 2007 was $24.5 million compared to $2.7 million in income from discontinued operations for the first six months of 2006. Our income in 2007 includes the gain on the Sun Transaction of $27.9 million and income from station WTVK for the approximate 46 days we owned the station up to the closing, net of interest expense. The income in 2006 reflects the gain on the Clear Channel transaction of $5.9 million and the operating income from station WTVK, net of higher interest expense on higher outstanding debt. Also included in income is tax expense of $207,000 and $197,000 for the first six months of 2007 and 2006, respectively.

Liquidity and Capital Resources

         Cash flow used by operating activities was $763,000 for the six months ended June 30, 2007 compared to cash flow used by operating activities of $1.5 million for the first six months of 2006. This decrease in cash flow usage of $735,000 relates primarily to a decrease in working capital needs and the fact that the first three months of operations for The Daily Buzz had no impact on operating cash flow since it was accounted for during that period using the equity accounting method and therefore for that quarter was included in investing activity.

       Cash flow provided by investing activities during the first six months of 2007 was $42.7 million compared to cash flow provided by investing activities of $19.3 during the first six months of 2006. The 2007 cash flow includes $44.0 million in net proceeds from the Sun Transaction, net of $1.1 million in capital expenditures related to new commercial playback systems at all of our stations and our Daily Buzz facility move. The 2006 cash flow included $18.4 million in net proceeds from the Clear Channel Transaction and $1.1 million from the sale of our CarSoup investment, net of $226,000 in capital expenditures.

        Cash flow used in financing activities was approximately $42.2 million during the first six months of 2007 as we repaid all of the then current outstanding debt under our senior credit facility on the completion of the Sun Transaction but subsequently reborrowed $2.4 million to partially fund our $8.0 million dividend payment made in March 2007 and to fund ongoing working capital needs. During the first six months of 2006, we used $14.4 million in financing activities as we used the proceeds from the Clear Channel Transaction to reduce our outstanding debt.

         Cash provided by operating activities of our discontinued operations during the first six months of 2007, including allocated interest expense, was $44,000 compared to cash used in the first six months of 2006 of $917,000. This decrease in cash usage was primarily due to reduced operating income from our discontinued stations resulting from the sale of station WTVK in February 2007, which was profitable and generated operating cash flow, partially offset by a decrease in interest expense. Cash used in investing activities was $29,000 for the first six months of 2007 and $67,000 for the first six months of 2006, both relating to capital expenditures. Cash used in financing activities for our discontinued operations was $35,000 for the first six months of 2007 compared to $1.3 million in the first six months of 2006 – both representing the payment of financing fees, which in the first six months of 2006 included fees in connection with amending our credit facilities described below.

         On March 29, 2006, we restructured our revolving credit facility (the “Revolver”) and our second-lien term loan (the “SLTL”). The amendment to our Revolver eliminated all financial covenants effective December 31, 2005, reset the maximum advances under the Revolver to the lesser of $60.0 million or 50% of the aggregate appraised STAC (“start-up stations with affiliation agreements”) and allowed us to borrow $10.0 million that same date to reduce the outstanding borrowings on our higher interest rate SLTL from $20.0 million to $10.0 million. In addition, upon the successful completion of the Clear Channel Transaction, the amendment extended the maturity date for the Revolver to May 2009, allowed up to $20.0 million in stock repurchases and required us to repay from the Clear Channel Transaction the final $10.0 million in outstanding balances under our SLTL and terminate that agreement. The amendment to our SLTL eliminated financial covenants effective December 31, 2005 and reduced our prepayment penalty.

        On April 4, 2006, we completed the Clear Channel Transaction and repaid the remaining balances under the SLTL. The remaining $8.5 million of the $18.5 million KUWB sales proceeds were used to reduce our outstanding borrowings under our Revolver. On February 16, 2007, we completed the Sun Transaction and completely repaid the then outstanding borrowings and accrued interest under the Revolver of $37.2 million. On May 30, 2007, we voluntarily elected to permanently reduce our advance rate from 45% of appraised STAC value to 20% of appraised STAC value which resulted in a reduction in our maximum allowed borrowings from $39.9 million to approximately $17.7 million and also reduced our borrowing rates by 250 basis points. At June 30, 2007, our outstanding borrowings under the Revolver were $2.4 million and our available credit, net of a lender reserve for six-months of cash interest expense of approximately $120,000, was $15.3 million.

         Although the completion of our sales of KUWB and WTVK eliminated our debt, we continue to be a net borrower with a portion of our March 2007 cash dividend, our cash operating losses, capital expenditures and current state taxes being funded by our Revolver. Furthermore, due to the buy-out of our former co-venture partner, we will incur increased cash losses relating to our Daily Buzz production costs over the coming months. When we complete the GoCom Transaction, we will likely reduce our outstanding borrowings by the net proceeds from the sale and our net losses will be reduced since WBUI continues to be unprofitable. However, even after the completion of our GoCom Transaction, we will likely still not generate cash due to continued operating losses, capital expenditures and tax payments. Upon the completion of the GoCom Transaction, our maximum borrowings allowed under our revolver would be reduced from $17.7 million to $16.9 million, still well in excess of our foreseeable cash needs. Our amended Revolver contains a provision that upon the occurrence of an event or condition that has a material adverse change on our business (a “MAC”), the lenders can refuse to make additional advances under the facility. Accordingly, if a MAC occurs in the future, we might not have access to funds under our Revolver which may be necessary for us to meet our obligations, including cash interest payable to the lenders, as they become due. If we fail to meet such obligations as they become due, the lenders could claim a default and accelerate all amounts due under the Revolver. Although we believe it unlikely that such a MAC might occur, if it did and if the lenders stopped funding us under the Revolver, we also have the ability to sell select stations, even if at less than full price. We would also explore the options of replacing the Revolver or raising additional equity. There is no guarantee that such other means of raising capital will be at terms acceptable to us, and accordingly current stockholders could be adversely affected by such financings.

Forward Looking Statements

          This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “expect,” “believe,” ‘should’, “hopeful” or “might” or the negative of such terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and the television broadcast industry’s actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. Actual results in the future could differ materially and adversely from those described in the forward-looking statements as a result of various important factors, including (but not limited to) an inability of The CW Network or MyNetworkTV to attract and grow viewership, the impact of changes in national and regional economies, including advertising demand, pricing fluctuations in local and national advertising, volatility in programming costs, the failure to complete the sale of our Decatur station to GoCom Media of Illinois, LLC, and the other risk factors set forth in the Company’s 2006 Form 10-K/A filed with the Securities and Exchange Commission on April 10, 2007.

          We undertake no duty to publicly update or revise any forward-looking statements, whether as aresult of new information, future events or otherwise, after the date of this Quarterly Report onForm 10-Q. In light of these risks, uncertainties and assumptions, the forward-looking events discussedin this Quarterly Report on Form 10-Q might not occur.

Critical Accounting Policies and Estimates

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to broadcast rights, bad debts, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are fully disclosed in our 2006 Annual Report on Form 10-K/A filed with the SEC on April 10, 2007. There have been no material changes to these policies during the quarter ended June 30, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company’s revolving credit facility has a variable interest rate. Accordingly, the Company’s interest expense could be materially affected by future fluctuations in the applicable interest rates. At June 30, 2007, the Company had aggregate outstanding borrowings of $2.4 million under its Revolver at an effective annual borrowing rate of 8.11%. Based on the outstanding borrowings at June 30, 2007, a 1% increase in our effective borrowing rate would increase our annual interest expense by approximately $24,000.

Item 4. Controls and Procedures

        Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of June 30, 2007, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on our aforementioned evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective.

        There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         Our Annual Meeting of Stockholders was held June 1, 2007 to elect our eight directors (constituting the entire Board of Directors) for the term of one year and to ratify the appointment of Mayer Hoffman McCann P.C. as our independent accountants.

         The following table lists the number of votes cast for, against or withheld, abstentions and broker non-votes for each of the individuals elected to the Board of Directors.

Nominee	For	Withheld/ Against	Abstentions	Broker Non-Votes
Jamie Kellner	12,022,452	3,152,402	--	--
Douglas Gealy	12,023,052	3,151,802	--	--
Thomas Allen	11,984,750	3,190,104	--	--
John Conlin	15,123,933	50,921	--	--
Michael Corrigan	12,231,376	2,943,478	--	--
Thomas Embrescia	14,687,838	487,016	--	--
Brian McNeill	14,687,838	3,141,802	--	--
Frederick Wasserman	15,123,933	50,921	--	--

         The appointment of Mayer Hoffman McCann P.C. as independent accountants was ratified with 15,174,854 votes for ratification, 30,218 votes against ratification and 5,169 votes abstaining. There were no votes withheld and no broker non-votes.

Item 5. Other Information

          None.

Item 6. Exhibits

3.1	Certificate of Incorporation of ACME Communications, Inc. (1)
3.2	Form of Restated Bylaws of ACME Communications, Inc. (1)
10.1	Asset Purchase Agreement dated June 14, 2007 by and among GoCom Media of Illinois, LLC, ACME Television of Illinois, LLC and ACME Television Licenses of Illinois, LLC. (2)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1/A, File No. 333-84191, filed on September 29, 1999.
(2)	Incorporated by reference to the report on Form 8-K filed by ACME Communications, Inc. on June 20, 2007.

SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2007	ACME Communications, Inc. By: /s/ Thomas D. Allen Thomas D. Allen Executive VP & Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of ACME Communications, Inc. (1)
3.2	Form of Restated Bylaws of ACME Communications, Inc.(1)
10.1	Asset Purchase Agreement dated June 14, 2007 by and among GoCom Media of Illinois, LLC, ACME Television of Illinois, LLC and ACME Television Licenses of Illinois, LLC. (2)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1/A, File No. 333-84191, filed on September 29, 1999.

(2)	Incorporated by reference to the report on Form 8-K filed by ACME Communications, Inc. on June 20, 2007.