Form 10-Q
period 2007-09-30
ACME COMMUNICATIONS INC
filed 2007-11-14
CIK 1092013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ] No  [X]

     As of November 13, 2007, ACME Communications, Inc. had 16,046,763 shares of common stock outstanding.

ACME Communications, Inc. and Subsidiaries Consolidated Balance Sheets (in thousands, except share data)
	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$383	$1,113
Restricted cash	50	50
Accounts receivable, net	6,638	7,878
Current portion of programming rights	6,548	5,400
Prepaid expenses and other current assets	360	332
Assets held for sale	5,724	25,429
Total current assets	19,703	40,202
Property and equipment, net	15,153	15,701
Programming rights, net of current portion	14,299	14,715
Goodwill, net	14,721	14,721
Broadcast licenses, net	48,074	51,774
Other assets	426	2,131
Total assets	$112,376	$139,244

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,883	$3,261
Accrued liabilities	4,828	5,043
Current portion of programming rights payable	6,836	5,963
Current portion of obligations under lease	47	50
Income taxes payable	1,073	151
Notes payable under revolving credit facility	2,745	36,550
Liabilities held for sale	1,511	6,562
Total current liabilities	19,923	57,580
Programming rights payable, net of current portion	15,100	15,605
Obligations under lease, net of current portion	811	845
Other liabilities	238	33
Deferred income taxes	10,119	9,751
Total liabilities	46,191	83,814

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no
shares issued or outstanding	--	--
Common stock, $0.01 par value; 50,000,000 shares authorized, 16,772,415 shares
issued and 16,046,763 outstanding at September 30, 2007 and December 31, 2006	168	168
Additional paid-in capital	132,753	132,440
Accumulated deficit	(61,736)	(72,178)
Less: Treasury stock, at cost; 725,652 shares	(5,000)	(5,000)
Total stockholders' equity	66,185	55,430

Total liabilities and stockholders' equity	$112,376	$139,244

See the accompanying notes to the unaudited consolidated financial statements.

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Operations (Unaudited) (In thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues	$8,050	$7,594	$23,621	$24,258

Operating expenses:
Cost of service:
Programming, including program amortization	3,132	2,899	8,613	9,664
Other costs of service (excluding depreciation and amortization of
$828 and $877 for the three months ended September 30, 2007 and
2006, respectively, and $2,412 and $2,648 for the nine months
ended September 30, 2007 and 2006, respectively)	1,280	1,401	3,817	3,929
Selling, general and administrative expenses	2,957	3,006	8,801	8,985
Depreciation and amortization	836	884	2,434	2,675
Abandoned acquisition-related costs	--	177	--	177
Impairment of broadcast licenses	3,700	--	3,700	--
Corporate expenses	804	796	2,690	2,597
Operating expenses	12,709	9,163	30,055	28,027

Operating loss	(4,659)	(1,569)	(6,434)	(3,769)

Other income (expenses):
Interest income	5	16	39	49

Gain on sale of assets	--	69	--	69
Equity in losses of unconsolidated affiliates	--	(180)	(251)	(248)
Loss from continuing operations before income taxes and minority interest	(4,654)	(1,664)	(6,646)	(3,899)
Income tax benefit (expense)	2,125	(677)	2,046	(1,575)
Loss from continuing operations before minority interest	(2,529)	(2,341)	(4,600)	(5,474)
Minority interest income	--	--	--	463
Loss from continuing operations	(2,529)	(2,341)	(4,600)	(5,011)
Discontinued operations (see Note 3):
Income (loss) from discontinued operations, before income taxes	(231)	(113)	24,492	2,760
Income tax expense	(1,221)	(99)	(1,428)	(296)
Income (loss) from discontinued operations	(1,452)	(212)	23,064	2,464
Net income (loss)	$(3,981)	$(2,553)	$18,464	$(2,547)

Net income (loss) per share, basic and diluted:
Continuing operations	$(0.16)	$(0.15)	$(0.29)	$(0.31)
Discontinued operations	(0.09)	(0.01)	1.44	0.15
Net income (loss) per share	$(0.25)	$(0.16)	$1.15	$(0.16)

Weighted average basic and diluted common shares outstanding	16,047	16,047	16,047	16,047

See the accompanying notes to the unaudited consolidated financial statements.

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity (Unaudited) (In thousands)
	Common Stock Shares Amount		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2006	16,772	$168	$132,440	$(72,178)	$(5,000)	$55,430

Stock-based compensation	--	--	313	--	--	313
Cash dividends	--	--	--	(8,022)	--	(8,022)
Net income	--	--	--	18,464	--	18,464

Balance at September 30, 2007	16,772	$168	$132,753	$(61,736)	$(5,000)	$66,185

See the accompanying notes to the unaudited consolidated financial statements.

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited) (In thousands)
	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$18,464	$(2,547)
Less: Income from discontinued operations, net of income tax	(23,064)	(2,464)
Adjustments to reconcile income (loss) to net cash used in operating activities:
Minority interest income	--	(463)
Equity in losses of unconsolidated affiliates	251	248
Provision for doubtful accounts receivable	178	195
Depreciation and amortization	2,434	2,675
Amortization of program rights	4,305	5,017
Abandonment of acquisition-related costs	--	177
Stock-based compensation	302	237
Gain on sale of assets	--	(69)
Impairment of broadcast licenses	3,700	--
Deferred income taxes	368	1,441
Changes in assets and liabilities:
Increase in accounts receivables	(187)	(71)
Increase in prepaid expenses and other current assets	(13)	(46)
Decrease in other assets	--	5
Increase (decrease) in accounts payable	(125)	32
Decrease in accrued liabilities	(475)	(398)
Increase (decrease) in income taxes payable	(2,506)	57
Payments of programming rights payable	(4,665)	(4,810)
Increase in other liabilities	205	47
Net cash used in continuing operating activities	(828)	(737)

Cash flows from investing activities:
Purchase of property and equipment	(1,766)	(393)
Investment in unconsolidated subsidiaries	(155)	(137)
Proceeds from sale of CarSoup investment	--	1,197
Proceeds from sale of assets - discontinued operations	43,960	19,616
Net cash provided by investing activities	42,039	20,283

See the accompanying notes to the unaudited consolidated financial statements.

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Cash Flows (continued) (Unaudited) (In thousands)
	Nine Months Ended September 30,
	2007	2006
Cash flows from financing activities:
Cash contributions by joint venture partner	$--	$332
Borrowings under revolving credit facility	2,745	21,866
Payments on revolving credit facility	(36,550)	(18,400)
Payments on second-lien credit facility	--	(20,000)
Payments on capital lease obligations	(37)	(35)
Payment of cash dividend	(8,022)	--
Net cash used in financing activities	(41,864)	(16,237)

Increase (decrease) in net cash from continuing operations	(653)	3,309

Reconsolidation of The Daily Buzz, LLC at March 31, 2007	21	--
Deconsolidation of The Daily Buzz, LLC at July 1, 2006	--	(79)

Discontinued operations:
Net cash used in operating activities	(34)	(1,586)
Net cash used in investing activities	(29)	(59)
Net cash used in financing activities	(35)	(1,310)
Net cash used in discontinued operations	(98)	(2,955)

Increase (decrease) in cash and cash equivalents	(730)	275
Cash and cash equivalents at beginning of period	1,113	1,141
Cash and cash equivalents at end of period	$383	$1,416

Cash payments for:
Interest	$987	$3,294
Taxes	$413	$78

Non-cash transactions:
Program rights in exchange for program rights payable (continuing operations)	$5,038	$13,468

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

         On March 21, 2003 the Company completed the sale of its station KPLR, serving the St. Louis marketplace, to the Tribune Company (the “Tribune Transaction”). On April 4, 2006, the Company completed the sale of station KUWB, serving the Salt Lake City marketplace, to Clear Channel Broadcasting, Inc. (the “Clear Channel Transaction”). On February 16, 2007, the Company completed the sale of station WTVK, serving the Ft. Myers – Naples, Florida marketplace, to Sun Broadcasting, Inc. (the “Sun Transaction”). On June 14, 2007, the Company entered into an agreement to sell station WBUI serving the Champagne-Springfield-Decatur marketplace to GOCOM Media of Illinois, LLC (the “GOCOM Transaction”). The GOCOM Transaction was completed on October 25, 2007 (see Note 11). In accordance with U.S. generally accepted accounting principles, the accompanying statement of operations and cash flows reflect the results of stations KPLR, KUWB, WTVK and WBUI as discontinued operations for all periods presented.

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

Description of the Business

        ACME Communications is a holding company with no independent operations other than through its wholly-owned subsidiary, ACME Television, LLC (“ACME Television”). As of September 30, 2007, ACME Television, through its wholly-owned subsidiaries, owns and operates the following seven commercially licensed, full-power, broadcast television stations located throughout the United States, including KWBR in Roswell, New Mexico, which is a satellite station of KWBQ:

Station	Channel	Marketplace	Market Rank (1)	Network Affiliation
KWBQ/KWBR	19/21	Albuquerque-Santa Fe, New Mexico	44	CW
KASY	50	Albuquerque-Santa Fe, New Mexico	44	MNT
WBXX	20	Knoxville, Tennessee	58	CW
WBDT	26	Dayton, Ohio	62	CW
WIWB	14	Green Bay-Appleton, Wisconsin	70	CW
WBUI(2)	23	Champaign-Springfield-Decatur, Illinois	84	CW
WBUW	57	Madison, Wisconsin	85	CW

(1)	Based on television households per Nielsen Market Research for the 2007 / 2008 season.
(2)	Station sold on October 25, 2007 (see Note 11).

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

(2) Presentation of Interim Consolidated Financial Statements

        The accompanying consolidated financial statements for the three and nine months ended September 30, 2007 and 2006 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to this Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position and the results of operations, and cash flows for these periods. As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these consolidated financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s 2006 Annual Report on Form 10-K/A filed with the SEC on April 10, 2007. The results of operations presented in the accompanying consolidated financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

        The accompanying consolidated balance sheet as of December 31, 2006 is derived from the audited consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K/A filed with the SEC on April 10, 2007.

(3) Discontinued Operations

        As described in Note (1), the Company’s stations KPLR, serving the St. Louis marketplace (sold on March 21, 2003), KUWB, serving the Salt Lake City marketplace (sold on April 4, 2006), WTVK serving the Ft. Myers-Naples marketplace (sold on February 16, 2007) and WBUI serving the Champagne-Springfield-Decatur marketplace (sold on October 25, 2007) have been treated as discontinued operations. All interest expense has been allocated to discontinued operations since the combined proceeds of the Clear Channel Transaction, the Sun Transaction and the GOCOM Transaction were, or will be, required to be used to pay down existing debt and exceed our outstanding debt for all periods. Selected operating results and balance sheet information related to these discontinued operations, in thousands, are as follows:

        Operating results (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues	$567	$2,523	$2,734	$9,482

Loss from operations, before gain on sale
and income tax expense	(231)	(1,212)	(3,414)	(4,246)
Gain on sale of assets	--	1,099	27,906	7,006
Income tax expense	(1,221)	(99)	(1,428)	(296)

Income (loss) from discontinued operations	$(1,452)	$(212)	$23,064	$2,464

        Assets held for sale:

	September 30, 2007	December 31, 2006
Programming rights	$1,259	$3,935
Property and equipment, net	2,214	4,796
Goodwill, net	--	1,863
Broadcast licenses, net	2,251	14,835

Assets held for sale	$5,724	$25,429

        Liabilities held for sale:

	September 30, 2007	December 31, 2006
Programming liabilities	$1,511	$4,242
Deferred income taxes	--	2,320

Liabilities held for sale	$1,511	$6,562

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

(5) Impairment of Broadcast License and Long-lived Assets

        During the first quarter ended March 31, 2007, the Company determined that the broadcast license and property and equipment of station WBUI were impaired and recorded an impairment of $422,000 and $428,000, respectively. These impairment charges are included in results from discontinued operations.

        During the third quarter of 2007, the Company determined that market conditions had deteriorated in several of its markets and an impairment analysis of its broadcast licenses for all five of the Company’s continuing markets was performed using a discounted cash flow analysis. Based primarily on a reduction in future assumed market revenue growth, the Company recorded a $3,700,000 charge for impairment of broadcast licenses in two of the Company’s markets.

(6) Stock-Based Compensation

        On January 1, 2006, the Company adopted FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. There were no stock options granted or any other type of share-based issuances during the nine months ended September 30, 2007. For the nine months ended September 30, 2007 and 2006, the adoption of SFAS 123(R) resulted in stock-based compensation expense for continuing operations of $302,000 and $237,000, respectively. Stock-based compensation expense for discontinued operations was $11,000 and $70,000 for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, there was $210,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which does not include the effect of future grants of equity compensation, if any. Of the total $210,000, the Company expects to recognize approximately 29% in the remaining interim period of 2007, 65% in 2008 and 6% in 2009.

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

         Income tax expense for continuing operations included a current tax benefit of $2,414,000 for the nine months ended September 30, 2007 and deferred tax expense of $368,000 for the nine months ended September 30, 2007 relating to the difference between book and tax amortization of intangibles described above. The current income tax benefit was calculated at the combined federal and average state statutory rate since it is expected to be fully realized by the tax on the gain on discontinued operations.

         Income tax expense for discontinued operations for the nine months ended September 30, 2007 included a current tax expense of $3,748,000 representing an estimate for current alternative minimum taxes resulting from the gain on the Sun Transaction and ordinary tax in the amount of the full-year expected tax benefit for continued operations, and a deferred tax benefit of $2,320,000 representing the reversal of the deferred tax liability at December 31, 2006 relating to the cumulative difference between the book and tax amortization of intangibles for the station sold.

(8) Notes Payable Under Revolving Credit Facility and Second-Lien Term Loan

        On March 29, 2006, the Company restructured its debt agreements, amending its revolving credit facility (the “Revolver”) to (a) eliminate all financial covenants, (b) reset maximum borrowings under the agreement to the lesser of $60 million or 50% of the aggregate appraised STAC (start-up station with an affiliation contract) values of the station group and (c) allow for an immediate borrowing of $10 million to reduce the Company’s second-lien term loan (“SLTL”) outstanding borrowings from $20 million to $10 million. The amendment also provided that, upon the completion of the Clear Channel Transaction, the maturity date of the Revolver would be extended to May 2009, the Company would be allowed to repurchase up to $20 million of its common stock and would also be required to repay the remaining $10 million outstanding under the SLTL agreement and terminate the SLTL from the proceeds of that transaction. The SLTL credit agreement was amended to (a) eliminate financial covenants and (b) reduce the amount of the prepayment penalty under the agreement. On April 4, 2006 the Company completed the Clear Channel Transaction and used the proceeds from the sale to pay off and terminate the SLTL and reduce outstanding borrowings under the revolver.

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

        As of September 30, 2007, there was approximately $2.7 million outstanding under the Revolver at an average interest rate of 7.78% per annum. Also, since the debt under the Revolver of $2.7 million as of September 30, 2007 was required to be repaid with the proceeds from the GOCOM Transaction, it has been classified as a current liability.

(9) Barter and Trade Transactions

        Revenue and expenses associated with barter agreements in which broadcast time is exchanged for programming rights are recorded at the estimated average rate of the airtime exchanged. Barter revenue amounted to $767,000 and $779,000 during the three-month periods ended September 30, 2007 and 2006, respectively, and $2,245,000 and $2,377,000 for the nine months ended September 30, 2007 and 2006, respectively. Trade transactions, which represent the exchange of advertising time for goods or services, are recorded at the estimated fair value of the products or services received based on comparable cash transactions. Barter and trade revenue is recognized when advertisements are broadcast. Merchandise or services received from airtime trade sales are charged to expense or capitalized and expensed when used.

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

        Stock options outstanding amounted to 2,358,346 shares at September 30, 2007 and 2,447,346 shares at September 30, 2006 and were not included in the computation of diluted EPS because an inclusion of such shares would have been anti-dilutive.

(11) Subsequent Event

        On October 25, 2007, the Company completed the sale of substantially all of the assets of station WBUI serving the Decatur marketplace to GOCOM Media of Illinois, LLC. The net proceeds from the sale were approximately $3.9 million and on that same date, the Company repaid all of its then outstanding borrowings, including accrued interest, owed under its Revolver. The available maximum borrowings under the Revolver subsequent to the sale of WBUI was approximately $16.9 million.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report on Form 10-Q.

Overview

        Our continuing stations are regionally diverse and range in size (based on television households) from the 44th through the 85th largest television markets in the nation. All but one of our stations are affiliates of the CW Television Network (“The CW”). Our second station in the Albuquerque – Santa Fe marketplace is a MyNetworkTV affiliate.

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

        Our primary ongoing operating expenses are costs of services, selling, general and administrative expenses, corporate expenses, depreciation and amortization and expenses related to impairments in our broadcast licenses. Costs of services include programming costs, which consist primarily of amortization of broadcast rights relating to syndicated programs as well as costs associated with our morning news show, The Daily Buzz (which, as of January 1, 2004, became jointly produced by us and Emmis and then, beginning July 1, 2006 was deconsolidated and as of March 31, 2007 was reconsolidated) and music rights fees. Other costs of service include advertising expenses targeted at viewers, which is net of any reimbursement received or due to us for such advertising and promotion from our networks or from other program suppliers, and engineering and transmission related expenses. Selling, general and administrative expenses primarily include salaries, sales commissions to account executives, ratings service expenses, insurance and various related overhead expenses. Corporate expenses consists of costs of corporate management, which includes senior management and other centralized management support staff, along with investor relations expenses, professional fees, directors and officers insurance and other related corporate overhead.

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

        Our business is increasingly affected by robust political spending in the even, biennial years. Because we have limited news product and we appeal to a generally younger demographic than ABC, CBS and NBC affiliates, we do not benefit materially like those affiliates do from strong political advertising in our markets. However, we do benefit indirectly when heavy political spending limits our competitors’ commercial inventory and our stations usually increase their share of non-political revenues during these times. There was limited political spending during the first nine months of 2007 in our continuing markets and we do not expect there to be any significant political advertising in the fourth quarter of 2007, although most analysts expect 2008 to be one of the most robust political spending years ever. During the first nine months of 2007, we estimate that non-political advertising spending in our continuing markets was down, on a weighted-average basis, approximately 3-4% compared to the first nine months of 2006. Our revenue growth during the third calendar quarter of 2007 was adversely effected in September by sharply weakening advertiser demand, especially within certain national advertiser categories and in particular, automotive, retail and movies. This market weakness has continued into the fourth calendar quarter of 2007 and we expect that our net revenues at our stations for the three months ended December 31, 2007 will be 6-10% less than our stations’ net revenues for the three months ended December 31, 2006. In connection with our ongoing efforts to reduce costs, Jamie Kellner, our Chairman and Chief Executive Officer, has decided to waive, effective November 1, 2007, the consulting fee due him under his consulting agreement with the Company through the balance of the term ending September 30, 2009.

        On November 5, 2007, the Writers Guild of America (“WGA”) announced a strike effective that same date. The effect of the WGA strike will be to virtually eliminate the ongoing production of scripted television series. While most networks have anticipated this strike and have likely made plans for substitute programming which will not have to rely on WGA member writing services, it is possible that this strike could linger into 2008. It is likely that a prolonged strike would have adverse implications to viewing of network television and therefore adversely affect television station revenues during the strike period. However, since most television networks produce shows months in advance of their air dates, we do not expect any adverse impact from the WGA strike during the fourth quarter of 2007.

        The Company has been and continues to seek to monetize shareholder value by selling station assets. We sold two stations, KPLR in St. Louis and KWBP in Portland, to The Tribune Company in March 2003. We sold KUWB in Salt Lake City to Clear Channel in April 2006. In February 2007, we sold our station WTVK serving the Ft. Myers-Naples, Florida market to Sun Broadcasting. In June 2007, we announced that we had entered into an agreement with GOCOM Media of Illinois for the sale of our station WBUI serving the Champaign-Springfield-Decatur marketplace and that transaction was completed on October 25, 2007. We continue to evaluate opportunities to sell our remaining stations and have engaged a broker to assist in those efforts. However, given the potentially limited number of buyers for our types of stations, and given the current weakness in advertising demand and status of the financial markets, we are uncertain how long this sale process will take.

Results of Operations

The Three Months Ended September 30, 2007 Compared to September 30, 2006

        Net revenues from continuing operations for the third quarter increased 6% to $8.1 million compared to net revenues of $7.6 million in the third quarter of 2006 because the results of our Daily Buzz operation are included in our consolidated results in the current year quarter and were accounted for using the equity method of accounting during the third quarter of 2006. Net revenues from our continuing six stations decreased 1%, reflecting an estimated 3-4% decline in non-political advertising revenues in our market revenues and an estimated 2% increase in our share of those revenues.

        Programming costs increased 8% to $3.1 million in the third quarter of 2007 from $2.9 million in the third quarter of 2006 due primarily to the inclusion of our Daily Buzz operation in our consolidated operating results in the current quarter compared to being accounted for using the equity method of accounting during the third quarter of 2006. Programming expenses at our continuing stations decreased 16% primarily due to a $409,000 write-off of program costs in the third quarter of 2006.

        Other costs of service decreased 9% to $1.3 million in the third quarter of 2007 from $1.4 million in the third quarter of 2006 primarily due to higher promotion costs in 2006 to support the initial launch of The CW network.

        Selling, general and administrative expenses for the third quarter of 2007 decreased 2% to $3.0 million compared to $3.0 million in the third quarter of 2006 primarily due to lower bad debt and incentive compensation expenses.

        Depreciation and amortization decreased 5% to $836,000 in the third quarter of 2007 from $884,000 for the third quarter of 2006 due to more assets becoming fully depreciated compared to new assets placed in service over the past year.

        Abandoned acquisition-related costs of $177,000 for the third quarter of 2006 related to the abandonment of our Lexington and Richmond construction permit acquisitions.

        We incurred a $3.7 million impairment of our broadcast licenses in the third quarter of 2007 as the value of two of our stations’ licenses were determined to have declined due to lower projected long-term market revenues than previously assumed.

        Corporate expenses for the third quarter of 2007 were $804,000 compared to $796,000 for the third quarter of 2006.

        During the third quarter of 2006, we accounted for our investment in The Daily Buzz, LLC using the equity method of accounting and recorded a loss for that period of $180,000. Effective April 1, 2007, the results of the Daily Buzz are included in our consolidated operating results.

         Our third quarter of 2007 income tax benefit for continuing operations was $2.1 million compared to an income tax expense of $677,000 for the third quarter of 2006. The income tax benefit for the 2007 quarter is comprised of a $1.7 million current tax benefit related to the utilization of the pre-tax losses of the continuing operations in 2007 to offset the tax on our income from discontinued operations and a $405,000 deferred tax benefit related to the reversal of deferred tax liabilities due to the $3.7 million impairment of broadcast licenses. In the third quarter of 2006, our income tax expense included a deferred tax expense of $619,000 related to the amortization of our intangible assets for tax purposes.

        Our loss from discontinued operations, net of income tax, for the third quarter of 2007 was $1.5 million compared to a loss of $212,000 for the third quarter of 2006. Our loss before income taxes increased from $113,000 in the third quarter of 2006 to $231,000 for the third quarter of 2007 as reduced losses at station WBUI and reduced interest expense was more than offset by the $1.1 million additional consideration received in the third quarter of 2006 in connection with the Tribune Transaction and the loss of station WTVK’s profits in the third quarter of 2007 due to the station’s sale in February 2007. Income tax expense for discontinued operations for the third quarter of 2007 increased to $1.2 million from $99,000 in the third quarter of 2006 due to increased tax benefits used by our continuing operations against our 2007 year-to-date taxes associated with the gain on the sale of station WTVK.

The Nine Months Ended September 30, 2007 Compared to September 30, 2006

        Net revenues from continuing operations for the nine months ended September 30, 2007 decreased 3% to $23.6 million compared to net revenues of $24.3 million for the nine months ended September 30, 2006. Net revenues from our continuing six stations decreased 4% reflecting an estimated 3% decline in non-political advertising revenues in our market revenues net of an estimated 1% decline in our share of those revenues. The Daily Buzz was included in our consolidated results for the second and third quarter of 2007 and for the first and second quarter of 2006 and was accounted for using the equity method of accounting for the first quarter of 2007 and the third quarter of 2006. Net revenues from the Daily Buzz included in our year-to-date 2007 results was $1.1 million compared to $931,000 for the year-to-date 2006 results on higher advertising and sponsorship revenues.

        Programming costs decreased 11% to $8.6 million in the first nine months of 2007 from $9.7 million in the first nine months of 2006. This decrease was primarily attributable to a $569,000 write-down of programming costs in the third quarter of 2006, a 7% decrease in programming costs at The Daily Buzz and a 6% decrease in the value attributable to barter program costs.

        Other costs of service decreased 3% to $3.8 million for the first nine months of 2007 compared to $3.9 million for first nine months of 2006 due to higher promotion costs in 2006 to support the launch of the CW Network.

        Selling, general and administrative expenses for the first nine months of 2007 declined 2% to $8.8 million compared to $9.0 million in the first nine months of 2006 primarily due to slightly lower sales commissions and sales incentive expenses.

        Depreciation and amortization decreased 9% to $2.4 million for the first nine months of 2007 from $2.7 million for the first nine months of 2006. This decrease was due to more assets becoming fully depreciated compared to new assets placed in service over the past year.

        Abandoned acquisition-related costs of $177,000 for the nine-month period in 2006 related to the abandonment of our Lexington and Richmond construction permit acquisitions.

        We incurred a $3.7 million impairment of our broadcast licenses in the third quarter of 2007 as the value of two of our stations’ licenses were determined to have declined due to lower projected long-term market revenues than previously assumed.

        Corporate expenses for the first nine months of 2007 increased 4% to $2.7 million compared to $2.6 million for the first nine months of 2006 due primarily to a death benefit awarded in the second quarter of 2007 to one of the Company’s executives and costs associated with the closing of our corporate graphics department, which were partially offset by reduced insurance costs.

        In March 2007, we acquired our joint venture partner’s 50% interest in The Daily Buzz, LLC and began including that venture’s operations in our consolidated operating results effective April 1, 2007. We recorded our share of the joint venture’s net loss, $251,000, for first quarter of 2007 using the equity method of accounting. During the first two quarters of 2006, we included the joint venture’s results in our consolidated financial statements and recorded our partner’s share of the net loss, $463,000, as minority interest income.

        Our first nine months of 2007 income tax benefit for continuing operations was $2.0 million compared to an income tax expense of $1.6 million for the first nine months of 2006. The income tax benefit in the 2007 period relates primarily to the utilization of the continuing operations pre-tax losses to offset discontinued pre-tax income and the tax on our income from discontinued operations. The income tax expense for the 2006 period relates primarily to the deferred tax expense associated with the amortization of our intangible assets for tax purposes.

        Our income from discontinued operations, net of income tax, for the first nine months of 2007 was $23.1 million compared to $2.5 million in income from discontinued operations for the first nine months of 2006. Our income in 2007 includes the gain on the Sun Transaction of $27.9 million and income from station WTVK for the approximate 46 days we owned the station up to the closing, net of losses from station WBUI and interest expense. The income in 2006 reflects the gain on the Clear Channel transaction of $5.9 million and the operating income from station WTVK, net of losses from station WBUI and higher interest expense on higher outstanding debt. Our income tax expense for discontinued operations was $1.4 million for the first nine months of 2007 compared to an income tax expense of $296,000 for the first nine months of 2006. The increase in income tax expense relates to the tax on the gain on the sale of our WTVK station, net of the reversal of deferred tax liabilities related to station WTVK.

Liquidity and Capital Resources

        Cash flow used by operating activities was $828,000 for the nine months ended September 30, 2007 compared to cash flow used by operating activities of $737,000 for the first nine months of 2006. This increase in cash flow usage of $91,000 relates to an increase in working capital needs, net of a decrease in program payments at our stations.

        Cash flow provided by investing activities during the first nine months of 2007 was $42.0 million compared to cash flow provided by investing activities of $20.3 million during the first nine months of 2006. The 2007 cash flow includes $44.0 million in net proceeds from the Sun Transaction, net of $1.8 million in capital expenditures related to new commercial playback systems at all of our stations and our Daily Buzz facility move. The 2006 cash flow included $18.5 million in net proceeds from the Clear Channel Transaction, $1.1 million in additional proceeds from the Tribune Transaction related to their use of station KPLR’s tax net operating losses and $1.2 million from the sale of our CarSoup investment, net of $393,000 in capital expenditures.

        Cash flow used in financing activities was approximately $41.9 million during the first nine months of 2007 as we repaid all of the then current outstanding debt under our senior credit facility on the completion of the Sun Transaction but subsequently reborrowed $2.7 million through September 30, 2007 to partially fund our $8.0 million dividend payment made in March 2007 and to fund ongoing working capital needs. During the first nine months of 2006, we used $16.2 million in financing activities as we used the approximate $18.4 million in proceeds from the Clear Channel Transaction to reduce our outstanding debt.

        Cash used in operating activities of our discontinued operations during the first nine months of 2007, including allocated interest expense, was $34,000 compared to cash used in the first nine months of 2006 of $1.6 million. This decrease in cash usage was primarily due to a reduction in cash interest expense of $2.3 million because our outstanding debt, which averaged approximately $44.0 million during the nine month period ended September 30, 2006, was substantially repaid in February 2007, offset by lower operating income from station WTVK which was sold in February 2007 and $340,000 in estimated income taxes paid during 2007 on the gain the Sun Transaction. Cash used in investing activities for our discontinued operations was $29,000 for the first nine months of 2007 and $59,000 for the first nine months of 2006, both relating to capital expenditures. Cash used in financing activities for our discontinued operations was $35,000 for the first nine months of 2007 compared to $1.3 million in the first nine months of 2006 – both representing the payment of financing fees, which in the first nine months of 2006 included fees in connection with amending our credit facilities described below.

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

        On April 4, 2006, we completed the Clear Channel Transaction and repaid the remaining balances under the SLTL. The remaining $8.5 million of the $18.5 million proceeds from the Clear Channel Transaction were used to reduce our outstanding borrowings under our Revolver. On February 16, 2007, we completed the Sun Transaction and completely repaid the then outstanding borrowings and accrued interest under the Revolver of $37.2 million. On May 30, 2007, we voluntarily elected to permanently reduce our advance rate from 45% of appraised STAC value to 20% of appraised STAC value which resulted in a reduction in our maximum allowed borrowings from $39.9 million to approximately $17.7 million and also reduced our borrowing rates by 250 basis points. At September 30, 2007, our outstanding borrowings under the Revolver were $2.7 million and our available credit, net of a lender reserve for six-months of cash interest expense of approximately $120,000, was $14.9 million.

        On October 25, 2007, we completed the GOCOM Transaction and repaid all of our then outstanding borrowings of $2.8 million under our Revolver. We believe that any cash requirements to fund our operations, taxes and capital expenditures will be provided in the short-term by cash on hand and to the extent required, by borrowings under our revolving credit facility, which immediately following the completion of the GOCOM transaction and repayment of outstanding borrowings was $16.9 million. Our amended Revolver contains a provision that upon the occurrence of an event or condition that has a material adverse change on our business (a “MAC”), the lenders can refuse to make additional advances under the facility. Accordingly, if a MAC occurs in the future, we might not have access to funds under our Revolver which may be necessary for us to meet our obligations.

Forward Looking Statements

          This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “expect,” “believe,” ‘should’, “hopeful” or “might” or the negative of such terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and the television broadcast industry’s actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. Actual results in the future could differ materially and adversely from those described in the forward-looking statements as a result of various important factors, including (but not limited to) an inability of The CW Network or MyNetworkTV to attract and grow viewership, the impact of changes in national and regional economies, including advertising demand, pricing fluctuations in local and national advertising, volatility in programming costs, the impact on the viewing of our network programming and therefore the revenues those programs generate caused by a prolonged WGA strike, and the other risk factors set forth in the Company’s 2006 Form 10-K/A filed with the Securities and Exchange Commission on April 10, 2007.

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

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to program rights, bad debts, intangible assets, including our broadcast licenses, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are fully disclosed in our 2006 Annual Report on Form 10-K/A filed with the SEC on April 10, 2007. There have been no material changes to these policies during the quarter ended September 30, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company’s revolving credit facility has a variable interest rate. Accordingly, the Company’s interest expense could be materially affected by future fluctuations in the applicable interest rates. At September 30, 2007, the Company had aggregate outstanding borrowings of $2.7 million under its Revolver at an effective annual borrowing rate of 7.78%. Based on the outstanding borrowings at September 30, 2007, a 1% increase in our effective borrowing rate would increase our annual interest expense by approximately $27,000.

Item 4. Controls and Procedures

        Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of September 30, 2007, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on our aforementioned evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective.

        There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Date: November 14, 2007	ACME Communications, Inc. By: /s/ Thomas D. Allen Thomas D. Allen Executive VP & Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of ACME Communications, Inc. (1)
3.2	Form of Restated Bylaws of ACME Communications, Inc.(1)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1/A, File No. 333-84191, filed on September 29, 1999.