Form 10-K
period 2007-12-31
ACME COMMUNICATIONS INC
filed 2008-03-31
CIK 1092013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                             TO

Commission file number:  000-27105

ACME COMMUNICATIONS, INC.
 (Exact name of registrant as specified in its charter)

Delaware	33-0866283
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2101 E. Fourth Street, Suite 202A, Santa Ana, California, 92705
(Address of principal executive offices) (Zip Code)

(714) 245-9499
 (Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC (NASDAQ Global Market)

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
[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No  [X]

As of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2007), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $63,878,171 based on the closing price of $5.01 per share on such date, as reported on the NASDAQ Stock Market.  For the purposes of the foregoing calculation only, all of the registrant's directors, executive officers and persons known to the registrant to hold ten percent or greater of the registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not a determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 28, 2008
Common Stock, $.01 par value per share	16,772,415 shares (including 725,652 shares held in treasury)

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders	Part III

ACME COMMUNICATIONS, INC.
ANNUAL REPORT ON FORM 10-K

*	Items incorporated by reference, in whole or in part, to our Proxy Statement to be filed pursuant to Regulation 14A relating to the 2008 Annual Meeting of Stockholders.
**	Not applicable.

i

Forward-looking Statements

    This Annual Report on Form 10-K includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "intend," "hopeful, " "could," "expect," "anticipate," "believe," "predict," "potential", "might", “project”, “outlook” or "continue" or the negative of such terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and the television broadcast industry's actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include those identified under "Risk Factors" in Item 1A of this Annual Report on Form 10-K. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.

    These forward-looking statements speak only as of the date of this Annual Report on Form 10-K.  We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K. In addition, we make no representation with respect to any materials available on the Internet, including materials available on our website.

PART I

Item 1. Business

    ACME Communications, Inc. and its wholly-owned subsidiaries (together, unless the context otherwise requires, the "Company" or "we") owns and operates six broadcast television stations (our “Continuing Stations”) in five medium-sized markets across the United States, which includes a duopoly in the Albuquerque-Santa Fe marketplace.  Five of these stations are network affiliates of The CW Television Network and one station is a network affiliate of MyNetworkTV. Our stations broadcast in markets that cover, in the aggregate, approximately 2.2% of the total U.S. television households.  In addition to our television stations, we also produce a three-hour weekday news and lifestyle morning program, The Daily Buzz, which airs on all of our stations and on over 140 television stations across the United States.

    Since 2003, we have focused on reducing debt and attempting to monetize the value of our station group through strategic station sales.  In March 2003, we sold two of our stations, KPLR-TV serving the St. Louis marketplace and KWBP-TV, serving the Portland, Oregon marketplace, to subsidiaries of the Tribune Company for an aggregate cash consideration of $275 million (the “Tribune Transaction”) plus additional cash consideration in the amount of approximately $4.6 million relating to KPLR’s closing-date working capital. In April 2006, we completed the sale of our Salt Lake City station, KUWB, to subsidiaries of Clear Channel Communications, Inc. (the “Clear Channel Transaction”) for $18.5 million in an all-cash transaction.  In February 2007, we completed the sale of our Ft. Myers – Naples, Florida station, WTVK, to Sun Broadcasting, Inc. (the “Sun Transaction”) for $45.0 million in cash.  In October 2007, we completed the sale of our Decatur station, WBUI, to Gocom Media of Illinois, LLC for $4.0 million in cash.  We have accounted for the results of these five stations as "discontinued operations" and our Continuing Stations represent our continuing operations.

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

    In March 2006, after careful evaluation of each of the two new networks, we entered into affiliation agreements with The CW for all of our then WB Network affiliated stations.  We affiliated our second station in Albuquerque-Santa Fe, our then UPN affiliate, with MyNetworkTV.

    Both The CW and My Network TV launched in September 2006.  While most industry observers anticipated that The CW would achieve stronger initial ratings than either The WB or UPN individually achieved in the 2005/2006 season, the new network’s ratings during their first full season actually declined compared to the 2005/2006 season.  MyNetworkTV failed to produce any significant ratings in its first full season and the performance of these two new networks adversely affected our stations.

    Similar to The WB Network’s approach, The CW focuses on younger demographics than the Big Four networks (i.e. ABC, CBS, NBC and FOX).  Accordingly, we continue our strategy to focus much of our surrounding, non-network, syndicated programming on shows that appeal to younger viewers.  In addition, in some of our markets we broadcast local and regional sports programming and in all of our markets we provide local news and weather updates during our morning news show, The Daily Buzz. We believe this programming enhances our ability to sell advertising time to local and regional advertisers and increase audience awareness of our still developing stations.

    We believe that medium-sized (“middle”) markets provide certain advantages such as fewer competitors and lower operating costs compared to large markets. We continue to focus on a strategy to capitalize on these advantages and to grow our revenues and cash flow with an emphasized focus on local advertising sales. Since we centralize many of our stations' administrative functions and primarily provide entertainment programming, our station general managers are able to focus on sales and operating margins.

    We commenced operations in 1997, and ACME Communications, Inc. was incorporated as our holding company in Delaware in 1999 in connection with our initial public offering.  Our executive office telephone number is (714) 245-9499.

Our Development, Strategy and Outlook

    We formed with the goal of building a middle market broadcast television station group comprised mostly of new start-up stations and underperforming stations – generally affiliated with The WB Television Network, which at the time was an emerging network.

Over the past three years, the growth of television non-political advertising revenues has slowed significantly – both in general and in our continuing markets.  Political advertising demand continues to be strong in the even, election years, but also continues to be spent almost exclusively at the three older-skewing major networks’ – ABC, CBS and NBC - affiliated stations.  Accordingly, our stations do not directly benefit from this biennial spike in advertising demand.  We do, however, benefit indirectly in that inventory levels at these stations is much tighter and we typically are able to garner a higher share of non-political (or “regular”) business.

In 2007, aggregate regular advertising revenues in our markets grew just under 1% over 2006 levels, following a decline in market revenues of 4.2% in 2006 and an increase of 7.9% in 2005.

    While there is expected to be significant political advertising demand in 2008, especially in light of expected hotly contested presidential primaries and general election, the major benefactors of this political advertising will again be affiliates of ABC, CBS and NBC.  We are hopeful that our stations might have an opportunity to attract some of this political demand as we anticipate at least some of the national, state and local candidates making a new effort to attract younger voters.  Regular business will be much more dependent on the overall health of the national and local economies.  Many economists have predicted that the country is headed into a recession, led by high fuel prices, the continued fall-out of sub-prime mortgages and turmoil in the equity and credit markets.  Our ability to grow our revenues in 2008 depends upon, among other factors, the economic health of our markets and our ability to increase viewership or market share at our stations.

    We do not intend to expand our portfolio of stations and will continue to attempt to sell our stations to monetize shareholder value.  However, the current merger and acquisition market for most media business, and television and radio in particular, remains weak with fewer buyers and less financing available than compared to recent years.  While we are hopeful that there will eventually be opportunities to monetize our station assets at prices we consider fair, such opportunities may take much longer to develop or may not materialize at all.

Programming

    Our current programming includes:

•	The CW Network prime time programming (at five of our Continuing Stations);

•	The MyNetworkTV prime time programming (at one of our Continuing Stations);

•	The CW Network weekday afternoon programming;

•	Kids' WB! Saturday morning programming (at six of our Continuing Stations);

•	Syndicated programming;

•	The Daily Buzz, a three-hour morning news program (at all of our Continuing Stations); and

•	Local programming.

    Prime Time Programming. In prime time, The CW Network has the youngest average age of viewers compared with the other network broadcasters. Prime time programming includes America’s Next Top Model, Smallville, Supernatural and Everybody Hates Chris. The CW Network currently provides 13 hours of prime time programming Sunday through Friday.  It also provides a two hour pre-prime time block on Sunday nights which consists of earlier season’s episodes of current CW Network prime time shows.

    Kids' WB! Programming. Kids' WB!, originally launched by The WB Network in September 1995, airs as a 5-hour block on Saturday mornings on all of our CW affiliated stations.  Programs in this program block include Tom and Jerry Tales, Shaggy and Scooby-Doo and The Spectacular Spider-Man.

Syndicated Programming. In addition to The CW Network and MyNetworkTV programming, our stations air syndicated programs. Generally, our most profitable programming time periods are the hours immediately before and after the network prime time programming. Consequently, during these time periods, we air programs that are targeted to the audiences similar in demographics as those that watch The CW Network and MyNetworkTV prime time programs. These syndicated programs include Family Guy, Two and a Half Men, That 70s Show, Friends, Seinfeld, Everybody Loves Raymond, King of Queens, According to Jim, Will and Grace, and King of the Hill. We have secured future broadcast rights for certain of our stations to The Office (fall 2009) and second cycle rights to Everybody Loves Raymond, King of Queens and That 70s Show. We have multi-year contracts to air most of our syndicated programming.

    The Daily Buzz. In September 2002, we launched The Daily Buzz, a three-hour morning news show. Effective January 1, 2004, we formed a new production entity, The Daily Buzz, LLC and began jointly producing the program with Emmis Television Broadcasting, L.P. (“Emmis”), a subsidiary of Emmis Communications Corporation.  On March 14, 2007, we acquired Emmis’ 50% share of the Daily Buzz, LLC and became the sole producer and owner of the program.  The program currently airs on 146 stations, including all of our CW Network affiliated stations and Emmis’ sole CW Network affiliate and on The CW 100+ Cable Group (which airs on cable in more than 100 small markets across the country), representing markets that cover, in the aggregate, approximately 39% of U.S. households. The show is produced in Orlando, Florida, and in addition to traditional news, weather and sports related stories, contains entertainment, technology and lifestyle segments.

    Local Programming. Several of our stations also air certain regional and local sporting events of local interest, which we believe helps increase local awareness of our stations and expands our advertiser base. In addition, we air local weather and news updates at all of our stations during The Daily Buzz, our weekday morning news program.  We also air a 30-minute nightly newscast on our Dayton station and a 10-minute weeknight newscast on our Knoxville station.  Both of these newscasts are produced for us by other network affiliates in our markets.

Our Stations and Markets

    The following table provides general information concerning our Continuing Stations:

				Number of
		Station		Commercial
	Market	Calls /		Stations in	Station	Station	ACME
Marketplace	Rank (1)	Channel	Affiliation	Market (2)	Rank (3)	Share (4)	Operation

Albuquerque - Santa Fe, NM	44	KWBQ / 19/20	CW	6	5	5	March 1999
		KASY / 50	MNT	6	6	1	November 1999
		KWBR / 21	CW (5)	See (5)	See (5)	See (5)	January 2003

Knoxville, TN	58	WBXX / 20	CW	5	5	6	October 1997

Dayton, OH	62	WBDT / 26	CW	5	5	7	June 1999

Green Bay - Appleton, WI	70	WIWB / 14	CW	6	5	4	June 1999

Madison, WI	85	WBUW / 57	CW	5	5	3	November 2002

(1)
All television stations throughout the United States are grouped by Nielsen Media Research into 210 markets that are ranked in size according to the number of households with televisions in the market for the 2007/2008 season.

(2)	Represents the number of full-power commercial broadcast television stations in the market, excluding Spanish-language stations, digital-only stations and satellite stations.
(3)
Represents our station’s ratings rank, excluding Spanish-language stations, based on the average of the February, May and November 2007 major ratings periods, for adult viewers ages 18-49 on a Monday through Sunday, 5:00 p.m. to midnight basis, as measured by Nielsen Media Research.

(4)	Station share based on the average of the February, May and November 2007 major ratings periods, for adult viewers ages 18-49 on a Monday through Sunday, 5:00 p.m. to midnight basis.
(5)	KWBR is a full-power satellite station of KWBQ, serving the Roswell area of the Albuquerque-Santa Fe marketplace. Its viewership is reflected in KWBQ’s station rank and share.

KWBQ: Albuquerque - Santa Fe, New Mexico
KASY: Albuquerque - Santa Fe, New Mexico

Designated Market Area: 44	TV Households: 677,740
Total Age 2+ Population: 1,710,000

    Market Description. Thirty-three percent of the total population of Albuquerque - Santa Fe is under 25 years of age. The estimated median household income in the Albuquerque - Santa Fe market is approximately $46,800 per year. Major employers in the market include Intel, Motorola, General Electric, General Mills, Philips, Tempur-Pedic and Levi Strauss.  The Albuquerque - Santa Fe marketplace has experienced faster than average growth, having moved up in market rank over the past three seasons from #47 in the 2004 / 2005 season to market rank #44 in the 2007 / 2008 season.

    KWBQ Station Overview. We launched KWBQ in March 1999 with The WB Network prime time programming and Kids' WB! In September 2006, the station became the market’s CW Network affiliate.  In addition, the station's syndicated programming (which generally can be aired on either KWBQ or on KASY) currently includes Family Guy, Two and a Half Men, Friends, Seinfeld, and That 70s Show.  The station has contracted for the future exclusive-market broadcast rights to the off-network show The Office, which begins airing in September 2009. Additionally, the station has contracted for the future second-cycle rights to That 70s Show.  KWBQ delivered a 2006 / 2007 Season Average rating of 1.6 among adult viewers ages 18-49 for the 5 p.m. - midnight, Monday through Sunday, time period – a 14% increase over the comparable Season Average rating for the 2005 / 2006 broadcast season.

    KASY Station Overview. We began operating KASY, the then UPN affiliate in the market, under an interim local marketing agreement (“LMA”) in November 1999 and closed our purchase of the station in December 1999. The station was a UPN affiliate since that network's launch in January 1995. Prior to November 1999, the station had been operating as an LMA by another station owner in the market. In September 2006, the station became the market’s MyNetworkTV affiliate.  The station's syndicated programming includes Everybody Loves Raymond, The King of Queens, King of the Hill, Judge Alex,  Judge Joe Brown and Law and Order. Additionally, the station has contracted for the future second-cycle rights to King of Queens and Everybody Loves Raymond.  All of the future program rights negotiated for KWBQ are also available to air on KASY. KASY delivered a 2006 / 2007 Season Average rating of 0.3 among adult viewers ages 18-49 for the 5 p.m. - midnight, Monday through Sunday, time period – a 40% decrease from the comparable Season Average rating for the 2005 / 2006 broadcast season.

WBXX: Knoxville, Tennessee

Designated Market Area: 58	TV Households: 534,410
Total Age 2+ Population: 1,243,000

    Market Description. Twenty-nine percent of the total population of Knoxville is under 25 years of age. The estimated median household income in the Knoxville market is approximately $42,000 per year. Major employers in the market include the University of Tennessee, TVA, Oakridge National Laboratories, Alcoa and Bush Brothers and Company.

    Station Overview. We launched WBXX in October 1997 as the market’s WB Network affiliate. In September 2006, the station became the market’s CW affiliate.  The station's syndicated programming currently includes Family Guy, Friends, That 70s Show, King of the Hill, King of Queens and According to Jim.  In September 2004, the station began airing a weeknight 10-minute newscast produced by the number one rated news affiliate in the market and that news product continues through today.  The station has contracted for the second cycle rights of That 70s Show and King of Queens.  WBXX delivered a 2006 / 2007 Season Average rating of 1.8 among adult viewers ages 18-49 for the 5 p.m. - midnight, Monday through Sunday, time period – a 6% increase from the comparable Season Average rating for the 2005 / 2006 broadcast season.

WBDT: Dayton, Ohio

Designated Market Area: 62	TV Households: 511,220
Total Age 2+ Population: 1,211,000

    Market Description. Thirty-two percent of the total population of Dayton, Ohio is under 25 years of age. The estimated median household income in the Dayton market is approximately $49,900 per year. Major employers in the market include Chrysler Corp/Acustar Inc., General Motors, NCR, Reynolds & Reynolds and Lexis Nexis.  The Dayton market continues to decline in ranking and fell four spots from market #58 in the 2006/2007 season to market #62 in the 2007/2008.

    Station Overview. We acquired WBDT in June 1999. WBDT signed on the air in October 1980 and became an affiliate of The WB Network when we acquired the station. In September 2006, the station became the market’s CW affiliate.  The station's syndicated programming currently includes Family Guy, Two and a Half Men, That 70s Show, Friends, Everybody Loves Raymond, King of Queens and Malcolm in the Middle, and the station has contracted for the second-cycle rights to Everybody Loves Raymond, That 70s Show and King of Queens. Beginning in September 2007, WBDT began a ten o’clock news in partnership with the local NBC affiliate.  WBDT delivered a 2006 / 2007 Season Average rating of 2.1 among adult viewers ages 18-49 for the 5 p.m. - midnight, Monday through Sunday, time period – a 5% decrease over the comparable Season Average rating for the 2005 / 2006 broadcast season.

WIWB: Green Bay - Appleton, Wisconsin

Designated Market Area: 70	TV Households: 439,940
Total Age 2+ Population: 1,054,000

    Market Description. Thirty-one percent of the total population of Green Bay - Appleton is under 25 years of age. The estimated median household income in the Green Bay - Appleton market is approximately $52,300 per year. Major employers in the market include Fort James Corporation, the Oneida Tribe of Indians of Wisconsin, Schneider National, Humana, Shopko Stores, American Medical Security, Bellin Memorial Hospital and Procter & Gamble Paper Products.

    Station Overview. We acquired WIWB in June 1999. WIWB signed on the air in August 1998 and became an affiliate of The WB Network when we acquired the station.  In September 2006, the station became the market’s CW affiliate.  The station's syndicated programming currently includes Family Guy, That 70s Show, Friends, Everybody Loves Raymond, King of Queens and Will & Grace.  The station has contracted for the second-cycle rights to That 70s Show, Everybody Loves Raymond and King of Queens. WIWB delivered a 2006 / 2007 Season Average rating of 1.1 among adult viewers ages 18-49 for the 5 p.m. - midnight, Monday through Sunday, time period – a 22% increase over the comparable Season Average rating for the 2005 / 2006 broadcast season.

WBUW: Madison, Wisconsin

Designated Market Area: 85	TV Households: 372,990
Total Age 2+ Population: 880,000

    Market Description. Thirty-one percent of the total population of Madison is under 25 years of age. The estimated median household income in the Madison market is approximately $64,700 per year. Madison is the state capital of Wisconsin and in addition to the State government, major employers in the market include General Motors, Lands End, Mercy Health System and the University of Wisconsin.

    Station Overview. We acquired WBUW through a bankruptcy auction in December 2002. Under an interim LMA, we became fully responsible for its operations effective November 1, 2002. WBUW signed on the air in May 1984 as an affiliate of UPN. The station became a primary WB Television Network affiliate in August 2002. The station's syndicated programming currently includes Family Guy, That 70s Show, Friends, King of Queens and Sex in the City.  The station has contracted for the second-cycle rights to That 70s Show and King of Queens. WBUW delivered a 2006 / 2007 Season Average rating of 0.8 among adult viewers ages 18-49 for the 5 p.m. - midnight, Monday through Sunday time period – essentially unchanged compared to the Season Average rating for the 2005 / 2006 broadcast season.

Our Affiliation Agreements

    Our five Continuing Stations that are affiliates of the CW Network have affiliation agreements which provide each station with the exclusive right to broadcast the applicable networks’ programming in its respective market and have up to 10 year terms that expire in September 2016.  Our affiliation agreement at our one MyNetworkTV affiliate has a five year term that expires in September 2011.

    Under the affiliation agreements, The CW and MyNetworkTV each retain the right to program and sell approximately 75% and 30%, respectively, of the advertising time available during each network’s applicable prime time schedule and our stations sell the remaining commercial inventory time. The CW will also program other dayparts: a Sunday pre-prime time two-hour block, a Monday through Friday two-hour late afternoon block and a Saturday morning children’s five-hour programming block.  We retain approximately 33% of the commercial inventory in the weekday afternoon and Sunday pre-prime blocks and approximately 14% of the commercial inventory in the Saturday morning block.

    Each of our Continuing Stations affiliated with The CW is also subject to annual compensation payments to The CW beginning with the 2008 / 2009 season. Although the annual payment to The CW is generally fixed, such payment is either increased if The CW surpasses a certain prime-time ratings threshold or such payment amount is completely eliminated if The CW fails to achieve a specified minimum rating.  Our one station affiliated with MyNetworkTV is not required to pay MyNetworkTV an annual compensation payment.  We expect all of our stations to participate in cooperative marketing efforts with The CW and MyNetworkTV whereby the networks will reimburse us up to 50% of certain pre-approved advertising expenditures to promote their network programming.

Advertising/Sales

    Substantially all of our television station revenues consist of advertising revenues, and no single advertiser has ever accounted for more than 10% of our gross advertising revenues. Our advertising revenues are generated both by local advertising and national spot advertising.  Our revenues at The Daily Buzz consist of both national advertising and sponsorship revenues and license fees charged to licensees of the program.

    Local Advertising. Local advertising revenues are generated by both local merchants and service providers and by regional and national businesses and advertising agencies located in a particular designated market area. Local advertising revenues represented 63% of our Continuing Stations’ advertising revenues in 2007, and 62% in 2006.

    National Spot Advertising. National spot advertising represents time sold to national and regional advertisers based outside a station's designated market area. National spot advertising revenues represented 37% of our Continuing Stations’ advertising revenues in 2007 and 38% in 2006.  National spot advertising primarily comes from:

•	new advertisers wishing to test a market;

•	advertisers who are regional retailers and manufacturers without national distribution;

•	advertisers who need to enhance network advertising in given markets; and

•	advertisers wishing to place more advertisements in specified geographic areas.

Our Competition

    Broadcast television stations compete for advertising revenues primarily with other broadcast television stations in their respective markets and, to a lesser but increasing extent, with radio stations, cable television system operators, newspapers, billboard companies, direct mail and internet sites. ABC, CBS, NBC and FOX programming generally achieve higher audience levels than that of The CW Network, MyNetworkTV and syndicated programming aired by independent stations, which is attributable to a number of factors, including:

•	the traditional networks' efforts to reach a broader audience;

•	historically, less competition;

•	generally better channel positions;

•	more network programming being broadcast weekly;

•	the traditional networks' cross-promotions; and

•	the traditional networks' more established market presence than The CW Network and MyNetworkTV.

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

    The broadcasting industry is continuously faced with technical changes and innovations, the popularity of competing entertainment and communications media, changes in labor conditions, and governmental restrictions or actions of federal regulatory bodies, including the Federal Communications Commission (“FCC”), any of which could possibly have an adverse effect on a television station's operations and profits. Sources of video service other than conventional television stations, the most common being cable television, can increase competition for a broadcast television station by bringing distant broadcasting signals not otherwise available to the station's audience, serving as a distribution system for national satellite-delivered programming and other non-broadcast programming originated on a cable system and selling advertising time to local advertisers. Other principal sources of competition include home video exhibition, direct-to-home broadcast satellite television, entertainment services and multi-channel multi-point distribution services. Currently, two FCC permittees, DirecTV and Echostar, provide subscription DBS services via high-power communications satellites and small dish receivers, and other companies provide direct-to-home video service using lower powered satellites and larger receivers. Furthermore, emerging technologies that allow viewers to digitally record and play back television programming may lead to decreased viewership of commercials and, as a result, lower television advertising demand.  Additionally, an increasing number of network programs are becoming available to download, on a fee basis, to consumers’ computers or handheld devices and this trend threatens to further erode traditional viewership of local broadcasters.  While these download fees represent new and growing revenue streams to the networks, as of yet, local broadcast affiliates are not sharing in any of those revenues.

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

    Broadcast television stations compete with other television stations in their designated market areas for the acquisition of programming. Generally, cable systems do not compete with local stations for programming, but various national cable networks do, from time to time and on an increasing basis, acquire programming that could have been offered to local television stations. Public broadcasting stations generally compete with commercially-rated broadcasters for viewers, but do not compete for advertising revenues. Historically, the cost of programming has increased because of an increase in the number of independent stations and a shortage of quality programming.

Transition to Digital

    As mandated by the FCC, all broadcast television stations are required to cease broadcasting on their current analog frequencies in February 2009 and return that spectrum back to the FCC.  A broad campaign to educate consumers about their need to replace their current television sets with digital ready sets or to acquire government subsidized converter devices has been underway for some time and is increasingly the subject of public service announcements.  Our stations all currently simulcast our programming and commercials on our assigned analog and digital channels and although we are uncertain how many television households might not convert to digital televisions by the February 2009 conversion date, we have been encouraged by the significant growth in digital television (“DTV”) penetration over the past year.  We do expect there to be some savings in operational expenses, such as utilities and in some instances, rent expense, when we cease our analog transmissions but these expense savings might be more than offset by potentially reduced digital television households.

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

License Grant, Renewal, Transfer and Assignment. Our current licenses for our stations are or were scheduled to expire on the following dates:

Station (by market ranking)	Expiration Date

KWBQ / Albuquerque - Santa Fe	October 1, 2014
KASY / Albuquerque - Santa Fe	October 1, 2006
KRWB / Albuquerque - Santa Fe	October 1, 2014
WBDT / Dayton	October 1, 2005
WBXX / Knoxville	August 1, 2013
WIWB / Green Bay – Appleton	December 1, 2005
WBUW / Madison	December 1, 2005

    We have filed separate renewal applications for each of those licenses that were scheduled to expire in 2005 and 2006 and renewal applications for our stations KASY, WBDT, WIWB and WBUW are still pending before the FCC.  To some extent, the delay may be occasioned by the FCC’s apparent decision not to renew licenses for stations affiliated with the WB Network (or its successor, the CW Network) until it completes its investigation of indecency complaints relating to network programming that was aired by most of its affiliates, including our WB  (and now CW) Network affiliated stations.  The delay in FCC action on our renewal applications may also reflect some violations by our stations of limitations in FCC rules on the amount of commercial material that is allowed in children’s programming and, in one case, a violation of the FCC rule with respect to the required public inspection file.  In the meantime, the Communications Act entitles us to continue to operate the stations under the prior licenses until the FCC acts on the renewal applications. We expect that these licenses will eventually be renewed by the FCC.

A party must obtain a construction permit from the FCC to build a new television station. Once a station is constructed and commences broadcast operations, the permittee receives a license which must be renewed by the FCC at the end of each license term (which may be as long as eight years under current law). The FCC grants renewal of a broadcast license if it finds that the station has served the public interest, convenience, and necessity, there have been no serious violations by the licensee of the Communications Act or FCC rules and policies, and there have been no other violations of the Communications Act and FCC rules and policies which, taken together, would constitute a pattern of abuse. If the FCC finds that a licensee has failed to meet these standards, the FCC may deny renewal, condition renewal, or impose some other sanction (such as forfeiture). Any party withstanding may petition the FCC to deny a broadcaster's application for renewal of its license. However, only if the FCC issues an order denying renewal will the FCC accept and consider applications from other parties for a construction permit for a new station to operate on that channel. The FCC may not consider any new applicant for the channel in making determinations concerning the grant or denial of the licensee's renewal application. Although renewal of licenses is granted in the majority of cases even when petitions to deny have been filed, we cannot be sure our station licenses will be renewed for a full term or without modification.

The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to permit the assignment or transfer of control of, or the grant or renewal of, a broadcast license, the FCC considers a number of factors pertaining to the licensee or, as the case may be, the proposed transferee or assignee, including:

•	compliance with various rules limiting common ownership of media properties;

•	the character of the licensee or, as the case may be, the proposed transferee or assignee, and those persons holding attributable interests therein; and

•	compliance with the Communications Act's limitations on alien ownership.

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

    Ownership Restrictions. The officers, directors and equity owners of 5% or more of our outstanding voting stock or the voting stock of a company holding one or more broadcast licenses are deemed to have an attributable interest in the broadcast company. However, specified institutional investors, including mutual funds, insurance companies and banks acting in a fiduciary capacity, may own up to (but not as much as) 20% of the outstanding voting stock without being subject to attribution if they exercise no control over the management or policies of the broadcast company. Finally, even if it owns non-voting stock, a third party could be deemed to have an attributable interest if it owns and / or holds more than 33% of a station's (or the Company's) asset value (which is generally defined by the FCC to mean the aggregate of equity plus debt) and either has another attributable interest in the same market as the station(s) or provides more than 15% of the weekly programming for the station(s).

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

    The FCC’s New Rules included a variety of changes to ownership limitations, including an increase in the cap on the reach of a single entity’s television ownership to 45% of the country’s audience.  However, Congress subsequently enacted a law which reduced that cap to 39%. Prior to adoption of that new statute, stations in the UHF band, which covers channels 14 - 69, were attributed with only 50% of the households in their respective markets (while 100% of the market households are attributed to stations in the VHF band, which covers channels 2 - 13). The FCC issued a public notice requesting comment on whether the new statute had any impact on the ability of the FCC to continue that UHF discount.  That proceeding is still pending.

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

    On February 4, 2008, the FCC issued a Report and Order concluding its review of the New Rules in light of the court remand.  The FCC decided to authorize the common ownership of a daily newspaper with a radio station or television station in the top 20 DMAs if, in the case of a television station, the station is not among the top four ranked stations and at least eight “major media voices” would remain in the market after the transaction.  The FCC added that it would consider waivers on a case-by-case basis in other markets for the common ownership of a daily newspaper with a radio station or a television station.  The FCC did not make any material change in any other rules or policies.

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

    Programming and Operation. The Communications Act requires broadcasters to serve the public interest, convenience and necessity. To that end, licensees are required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. In the past, television broadcasters were required to place self-initiated statements in their public inspection files every quarter to identify the public interest programming aired in the previous quarter.  However, in light of public complaints concerning those filings, the FCC adopted a new policy that requires television broadcasters to file a standardized form with the FCC on a quarterly basis that identifies the public interest programming aired in the previous quarter.  The FCC also inaugurated a rulemaking proceeding recently to determine whether processing guidelines and other measures should be re-instituted or developed to ensure that a broadcaster’s programming adequately serves the public interest. We cannot predict the outcome of this latter proceeding and whether the Company will be adversely affected by any new rules or policies adopted by the FCC.  In the meantime, any complaints from viewers concerning a station's programming will continue to be considered by the FCC when it evaluates the licensee's renewal application.

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

    Review of Must Carry Rules. FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 require each television broadcaster to elect, at three-year intervals beginning October 1, 1993, to either:

•	require carriage of its signal by cable systems in the station's market, which is referred to as must carry rules; or

•	negotiate the terms on which such broadcast station would permit transmission of its signal by the cable systems within its market, which is referred to as retransmission consent.

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

    Local Marketing Agreements. Under the FCC’s current rules, the licensee of a television station providing more than 15% of another television station's programming under a local marketing agreement (“LMA”) is considered to have an attributable interest in the other station for purposes of the FCC's national and local multiple ownership rules if both stations are located in the same market. We have, from time to time, entered into local marketing agreements, generally in connection with pending station acquisitions. By using local marketing agreements, we can provide programming and other services to a station that we have agreed to acquire before we receive all applicable FCC approvals (although we would have to obtain any approval required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976).

    FCC rules generally permit local marketing agreements if the station licensee retains ultimate responsibility for and control of the applicable station, including finances, personnel, programming and compliance with the FCC's rules and policies. We cannot be sure that we will be able to air all of our scheduled programming on a station with which we may have an LMA or that we would receive the revenue from the sale of advertising for such programming.

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

    Digital Television Services. The Communications Act and the FCC's rules have numerous provisions that relate to the establishment of digital television service, which will improve the technical quality of television signals and provide broadcasters the flexibility to offer high-definition television, data broadcasting and other new services. Among other requirements, the FCC must:

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

    As a starting point, the FCC adopted a preliminary table of allotments for digital television. Under the table, all eligible broadcasters with a full-power television station were allocated a separate channel for digital television operation.  On September 7, 2004, the FCC issued a Report and Order which initiated a process to refine that table of allotments so that all digital television stations will operate on Channels 2 through 51, which are identified by the FCC as the “core” channels.  The FCC also established a “freeze” on the filing of applications to modify existing analog television stations (like ours) until the new digital table of allotments is completed (although the FCC has been willing to consider exceptions on a case-by-case basis).

    On December 31, 2007, the FCC issued a Report and Order which resolved numerous outstanding issues concerning the DTV transition and established final deadlines for construction (based in part on the relationship of a station’s digital channel with its analog channel).  The Report and Order also established certain technical standards to govern interference among DTV stations and lifted the freeze on the filing of modification applications as of August 19, 2008.

    We have already constructed full power digital television facilities for each of our stations except the station in Roswell (which was not assigned a digital channel).  Under the FCC’s Report and Order of December 31, 2007, we will have to secure a construction permit for DTV facilities and complete construction of those facilities by February 17, 2009.  If we do not complete construction by that date, the station will have to be taken dark until we can resume broadcasting with the DTV facilities approved by the FCC.

    All of our DTV facilities will provide additional spectrum for non-broadcast services and the potential exists for new sources of revenue to be derived from that additional spectrum. However, we cannot predict the overall effect the transition to digital television might have on our business.

    Another major issue surrounding the implementation of digital television is the scope of a local cable television system's obligation to carry the signals of local broadcast television stations. On February 10, 2005, the FCC decided that a cable television system is only obligated under the Communications Act to carry a television station’s “primary video” signal and, accordingly, that a cable television system does not have to carry the television station’s digital signal as well as its analog signal (but must carry the digital signal if the station does not have an analog signal).  However, that decision was tempered by a more recent Report and Order in which the FCC imposed obligations on cable television systems to ensure that every cable consumer can continue to have access to over-the-air television stations even if the consumer does not have a television receiver capable of receiving DTV signals.

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

    Satellite Home Viewer Act. The Satellite Home Viewer Act, which was renewed and expanded by federal law in December 2004, and related FCC regulations allow satellite carriers to deliver broadcast programming to subscribers who are unable to obtain television network programming over the air from local television stations. Congress later amended the act to facilitate the ability of satellite carriers to provide subscribers with programming from both local and non-local television stations (regardless of the subscribers' ability to receive the television signals over the air). The FCC has adopted rules to implement certain of those legislative changes and is conducting rulemaking proceedings to implement others. A principal component of the new regulation requires satellite carriers to carry the analog signals of all local television stations in a market if they carry one. We have taken advantage of that regulation to require carriage of our stations on satellite systems in the Albuquerque - Santa Fe and Knoxville markets. Congress recently adopted legislation to renew portions of the Satellite Home Viewer Act that were scheduled to expire and, at the same time, adopted other provisions that affect the delivery of satellite service (including prohibition of one satellite carrier’s requirement that subscribers have a second dish to receive local broadcast signals).

    EEO Rules. FCC rules require broadcast licensees to provide equal employment opportunities. To satisfy those rules, broadcast licensees must widely disseminate information on employment vacancies and promote diversification in their employment. The rules supplement a broadcaster's obligation to refrain from racial or other prohibited discrimination in its employment practices under other applicable federal as well as state and local laws and regulations. The EEO rules impose substantial record-keeping obligations on broadcasters, require that certain television stations (those with five or more full-time employees) submit reports concerning their EEO efforts mid-way through their license term, and require all television stations to submit information on their EEO compliance with their renewal applications.

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

Employees

    At December 31, 2007, our continuing operations had 141 employees, none of whom are subject to collective bargaining agreements. We believe that our relationships with our employees are good.

Available Information

    The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Company’s website at www.acmecommunications.com.

Item 1A. Risk Factors

    Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below, in addition to the other cautionary statements and risks described elsewhere and the other information contained in this Annual Report and in our other filings with the SEC, including our reports on Forms 10-Q and 8-K.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.  If any of these known or unknown risks or uncertainties actually occurs, it could have a material adverse effect on our business, financial condition and results of operations.  In that event, the market price for our common stock could decline and you may lose all or part of your investment.

    Our operating results are primarily dependent on advertising revenue, and as a result, we may be more vulnerable to economic downturns than businesses in other industries.

    We derive substantially all of our revenues from advertisers in diverse industries.  The success of our business depends in part upon factors beyond our control, such as:

•	national and local economic conditions;

•	industry-specific economic conditions;

•	whether political advertising is weak in a given year;

•	the relative popularity of the programming on our stations; and

•	the activities of our competitors

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

    Our continuing operations have never generated positive operating cash flow.

    Our continuing operations have never generated positive cash flow and we have relied upon either borrowings under our credit facilties or station sales to fund these ongoing operations.

    All but one of our television stations are affiliated with The CW Television Network, making us vulnerable to this concentrated network affiliation.

    Our station group is highly dependent upon the success and continuation of The CW Television Network.  If that network does not generate meaningful numbers of viewers, our revenue will be adversely affected.  Also, if the owners of that network were to cease operations of The CW, our stations would be adversely affected and would likely have to be programmed as independent, non-affiliated stations.  This would likely harm our business and lead to lower valuations of our station assets.

    We may not be able to generate sufficient cash flow to meet any future debt service obligations or be able to refinance any borrowings under, or renew, our revolving credit facility upon its maturity, forcing us to obtain additional financings.

    Although we repaid all of our then outstanding indebtedness when we completed the sale of our Decatur, Illinois television station on October 25, 2007 and we had no outstanding borrowings under our revolving credit facility as of December 31, 2007, we will likely continue to be a net borrower from time to time, even if at a significantly lesser extent than we were before. In the event we borrow additional funds, our business may not be able to generate sufficient cash flow from operations in the future to pay our indebtedness or to fund our other liquidity needs. Further, our revolving credit facility expires May 2009 and we might not be able to renew our revolving credit facility on commercially reasonable terms, if at all, with the same lenders.

    If we are unable to generate sufficient cash flow or refinance any borrowings under, or renew, our indebtedness on commercially reasonable terms, we may have to seek to restructure or replace any remaining debt obligations, which could have a material adverse effect on our results of operations and financial condition and the price of our Common Stock and the market, if any, for our debt. Furthermore, our history of operating and net losses from continuing operations may make it difficult to obtain restructured or replacement financing.

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

    Additionally, if and as we sell any of our stations, our ability to borrow under our senior credit facility will be reduced because our maximum available borrowings are calculated as a fixed percentage of the lender appraised values of our remaining stations.

    We may evaluate strategic alternatives to sell some or substantially all of our assets, however we cannot assure you that any of these potential transactions will be successfully completed.

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

    Whether or not we pursue a transaction to sell our assets, the evaluation of strategic alternative may adversely affect the Company.

    Our financial results and operations may be adversely affected by the diversion of management resources to the process of evaluating strategic alternatives and by uncertainty regarding the outcome of the process.  For example, the uncertainty of whether we will continue to own this Company or our stations in the future could lead us to lose or fail to attract or retain employees, customers or business partners.  There can be no assurance that any such losses or distractions will not adversely affect the operations or financial results of the Company.

    Our business is subject to significant rerun syndicated programming costs, and increased rerun syndication costs could adversely affect our operating results.

    In addition to our stations airing prime time network programming, our stations air syndicated programs.  If the pricing for rerun syndication programming increases, such increases in costs could adversely affect our financial performance.  In addition, as most rerun syndication programming is purchased well in advance of it becoming available for our stations to air, we are at risk of such acquired programming not achieving its expected ratings and the possibility that the revenues generated by such programs will not recoup the contractual programming costs.  In some instances, we may have to replace programs before their costs have been fully amortized, resulting in write-offs that increase station operating costs. In addition, many of our syndication contracts require us to purchase all future network seasons of the underlying program, irrespective of the impact on the financial performance of the show when it airs on our stations(s).

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

    Approximately $61.2 million, or 60%, of our total assets as of December 31, 2007 consists of unamortized intangible assets relating to our Continuing Stations. Intangible assets principally include broadcast licenses and goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires, among other things, the impairment testing of goodwill and other intangible assets. If at any point in the future the value of these intangible assets decreased, we would be required to incur an impairment charge that could significantly adversely impact our reported results of operations. We recorded an impairment of certain of our broadcast licenses at our Continuing Stations of $5.3 million for the year ended December 31, 2007 due to lower valuations for certain of our stations’ FCC broadcast licenses.

    Our Chief Executive Officer might have conflicts of interest with our business.

    Mr. Jamie Kellner's consulting agreement provides that, even while he serves as an officer of the Company, he may perform services for other businesses unaffiliated with ours that, in certain limited circumstances, may be competitive. Because of Mr. Kellner's experience in the television broadcast industry, if Mr. Kellner provides services to a competing business, it could materially affect our operations.  Additionally, although Mr. Kellner’s consulting agreement requires him to devote his time, attention, knowledge and skills to fulfill his duties as our Chairman and Chief Executive Officer, it does not require a minimum time commitment.

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

Federal legislation now requires all television broadcasters, including us, to cease all analog transmissions by February 17, 2009. According to industry reports, at the end of 2007 over 50% of U.S. television households own digital television sets, and that number is steadily increasing as the prices for these sets continues to decline. Although the federal government has created a subsidy for households with analog over-the-air receivers to receive free digital converters, the subsidy may not be large enough to cover all households with over-the-air receivers and a significant percentage of such households may not learn of or choose to take advantage of the subsidy.  Furthermore, we are unable to predict the extent of consumer demand for digital television or when that demand will arise.  If we are required to cease analog operations before viewers have converted to digital television, our revenues and operating results will be adversely affected.

FCC regulation of our business could adversely affect our licenses.

    Our operations are subject to extensive regulation by the FCC. Our licenses, which provide us with the rights to broadcast our programming, are subject to periodic renewal by the FCC.  We have from time to time violated certain rules of the FCC and these violations, while unintentional, could adversely affect our license renewal and lead to fines assessed by the FCC or further sanctions.  We have currently filed separate renewal applications for four licenses that were scheduled to expire in 2005 and 2006.  Those renewal applications are still pending before the FCC.  If the FCC finds that we have not complied with certain regulations or if a party files a complaint, the FCC could refuse to renew one of our FCC licenses or could issue the FCC license subject to conditions. The non-renewal or conditional renewal of one or more of our television broadcast licenses could harm our business.

Item 1B.  Unresolved Staff Comments

    None.

Item 2.  Properties

All of our leased studio, office and tower facilities are leased pursuant to long-term leases. We believe that all facilities and equipment are suitable for their purposes and adequate, with minor changes and additions, for conducting operations as presently contemplated. Set forth below is information with respect to our studios and other facilities.

Market	Approximate Size (1)	Ownership

Albuquerque - Santa Fe, New Mexico
Studio and office facilities	9,000 sq. ft.	Leased
Tower (analog / digital)	4,223 / 4,223 ft.	Leased

Knoxville, Tennessee
Studio and office facilities	8,000 sq. ft.	Leased
Tower (analog / digital)(2)	2,421 / 2,359 ft.	Owned

Dayton, Ohio
Studio and office facilities	9,998 sq. ft.	Leased
Tower (analog / digital)	1,145 / 954 ft	Leased

Green Bay - Appleton, Wisconsin
Studio and office facilities	7,500 sq. ft.	Leased
Tower (analog)(2)	659 ft.	Owned
Tower (digital)	1,089 ft.	Leased

Champaign - Springfield - Decatur , Illinois
Land and studio building (3)	7,800 sq. ft.	Owned

Madison, Wisconsin
Studio and office facilities	9,600 sq. ft	Leased
Tower (analog / digital)(2)	1,362 / 1,270 ft.	Owned
____________
(1)	Tower size represents signal radiance height above average terrain.
(2)	Tower owned on leased property.
(3)	Station sold on October 25, 2007, except for land and a studio building which are held for sale.

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

Item 4. Submission of Matters to a Vote of Security Holders

    No matter was submitted to a vote of the security holders during the fourth quarter of 2007.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    Our common stock is traded on the NASDAQ Global Market under the symbol ACME. As of March 28, 2008, there were 28 stockholders of record, which does not include beneficial owners holding shares through nominee names, and the closing price of our common stock that day was $2.19.

    We did not declare or pay any cash dividends or distributions on our common stock from our inception through December 31, 2006. On February 16, 2007, in connection with the completion of our Ft. Myers – Naples, Florida station sale, we declared a special cash dividend of $0.50 per share of common stock.  The dividend was paid on March 12, 2007 to holders of record as of the close of business on February 26, 2007. We anticipate that we will declare future dividends only to the extent of further asset sales.  Our current senior credit facility allows us to pay dividends from excess sale proceeds and to borrow up to $16.9 million under the facility to further pay dividends.  Our ability to pay future dividends will also be subject to restrictions under any future debt obligations and other factors that our board of directors deems relevant.

    Below are the high, low and closing prices of our common stock as reported by the NASDAQ Stock Market, Inc. for each quarter of 2007 and 2006:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2007
High	$6.160	$5.930	$5.040	$4.080
Low	4.950	4.630	3.790	2.270
Close	5.700	5.010	3.870	2.730

2006
High	$4.470	$5.740	$5.750	$5.990
Low	3.500	4.070	4.540	4.860
Close	4.140	5.080	5.250	5.020

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    Since we reached a high of eleven television stations in 2002, we have been seeking to monetize shareholder value by the selective sale of our stations.  We expect to continue to be sellers rather than buyers of television station assets.

    In March 2003, we sold two of our stations, KPLR-TV serving the St. Louis marketplace and KWBP-TV, serving the Portland, Oregon marketplace, to subsidiaries of the Tribune Company for an aggregate, all-cash, consideration of $275 million plus a payment for the closing-date working capital of the St. Louis Station in the amount of approximately $4.6 million. In April 2006, we sold our station KUWB-TV serving the Salt Lake City marketplace to subsidiaries of Clear Channel Communications, Inc. for an all-cash consideration of $18.5 million.  In May 2006, we entered into an agreement to sell our Ft. Myers - Naples station, WTVK-TV, to Sun Broadcasting, Inc. for an all-cash consideration of $45.0 million.  We completed the WTVK-TV transaction on February 16, 2007.  On October 25, 2007, we completed the sale of substantially all of the assets of station WBUI serving the Decatur marketplace to Gocom Media of Illinois, LLC.  The net proceeds from the sale were approximately $4.0 million.

    The results relating to these five stations have been accounted for as discontinued operations in accordance with U.S. generally accepted accounting principles ("GAAP").

    Our Continuing Stations are regionally diverse and range in market size (based on television households, as measured by Nielsen Media Research) from the 44th through the 85th largest in the nation. All but one of our stations are affiliates of The CW Television Network. Our second station in the Albuquerque-Santa Fe marketplace is an affiliate of MyNetworkTV. Our Continuing Stations have only been on the air, or achieving measurable ratings, for 5-9 years.

    We derive revenues primarily from the sale of advertising time to local, regional and national advertisers and, to a lesser extent, from program licensing fees related to The Daily Buzz.  Our advertising revenues depend on popular programming that attracts audiences in the demographic groups targeted by advertisers, allowing us to sell advertising time at satisfactory rates. Similar to all commercial television stations, our rates are directly affected by the number of and demographic makeup of our viewing audience, as measured by Nielsen Media Research. Our revenues also depend significantly on factors such as the national and local economy and the level of local competition.

Approximately 65-75% of our revenues are derived from programming that airs between the hours of 5:00 p.m. to midnight, Monday through Sunday.  Network prime time, which is a subset of this daypart, accounts for 15-20% of our total revenues.  Our Continuing Stations’ average broadcast season (mid-September to mid-September) ratings among adults viewers ages 18-49 in this 5:00 p.m. to midnight daypart, based on the average of the three major sweeps ratings periods (November, February and May of each broadcast season) for the 2005 / 2006 season, the last season for The WB and for UPN, was a 1.5.  This represented a decline compared to the prior season rating due mostly to the decline in The WB Network’s prime-time ratings and the impact that such a drop, in our highest viewed daypart, had upon the surrounding dayparts.  The CW Network, which succeeded The WB and UPN networks, launched in September 2006.  Five of our six Continuing Stations are affiliated with The CW.  Most industry analysts believed, as we did, that The CW Network would launch to better numbers than The WB Network and UPN enjoyed the prior season, but it did not.  But despite a season-over-season decline in prime-time ratings, we actually increased our 5:00 p.m. to midnight weighted average rating among adults aged 18-49 by nearly 2%.  During the November 2007 sweeps period, our weighted average adult 18-49 rating for the 5:00 p.m. to midnight daypart for adults 18-49 increased nearly 3% compared to our rating for the November 2006 sweeps period.

Our stations are generally ranked fifth (or in the case of our second station in the Albuquerque-Santa Fe market, sixth) amongst commercial television stations in their respective markets in terms of either their share of viewers or their share of the market’s broadcast television revenue. In periods of lower advertising demand – as has been the case for the past two years - competition from market leaders, generally the ABC, CBS, NBC and FOX affiliated stations, increases as these stations become more aggressive in their pricing to maintain their revenue share.  Over the past several years, biennial political spending in the even years has grown substantially.  While we do not directly benefit from this political advertising since most such advertising generally targets viewers older than our normal viewing audience, we indirectly benefit as the increased demand for political advertising reduces the overall inventory available to non-political advertisers in each market, which consequently increases the overall advertising price for such non-political advertisers.  We expect that the 2008 broadcast season should see strong political advertising demand which, given the resulting pressure on our competitors’ commercial inventory, should allow us to gain market revenue share of regular (i.e. non-political) business.

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

Our primary ongoing operating expenses are costs of services, selling, general and administrative expenses, corporate expenses, depreciation and amortization and expenses related to impairments in our broadcast licenses.  Costs of services include programming costs, which consist primarily of amortization of programming rights relating to syndicated programs as well as costs associated with our morning news show, The Daily Buzz (which for 2006 was consolidated for the first six months and then accounted for using the equity-method of accounting for the second six months; and for 2007 was accounted for using the equity-method of accounting for the first three months and then consolidated for the last nine months of the year) and music rights fees. Other costs of service include advertising expenses targeted at viewers, which is net of any reimbursement received or due to us for such advertising and promotion from our networks or from other program suppliers, and engineering and transmission related expenses.  Selling, general and administrative expenses primarily include salaries, sales commissions to account executives, ratings service expenses, insurance and various related overhead expenses.  Corporate expenses reflect costs of corporate management, which includes senior management and other centralized management support staff, along with investor relations expenses, professional fees, directors and officers insurance and other related corporate overhead.

Results of Operations

Reclassifications have been made to certain amounts previously reported resulting from the 2007 sale of our Decatur station and the treatment of the station as a discontinued operation.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

    Effective July 1, 2006, we deconsolidated The Daily Buzz, LLC as we ceased to be the primary beneficiary of the venture.  Accordingly, we had only six months of that revenue in 2006 compared to nine months of revenues for The Daily Buzz in 2007 because in March, 2007, we became the sole owner of The Daily Buzz, LLC and, effective April 1, 2007, began including its results in our results of operations.  Accordingly, both our net revenues and operating expenses related to The Daily Buzz are disproportionately higher in 2007 compared to 2006 as noted below.

    In 2007, net revenues from continuing operations remained unchanged from the previous year at $32.0 million, as a 4% decline of $1.1 million in net revenues at our stations was offset by a 118% increase of $1.1 million in net revenues at The Daily Buzz.  The decline in our station revenues was due to a commensurate decline in our overall viewership levels among our key demographics as non-political revenues in our market grew just under 1% over 2006 levels.  The growth in our revenues at The Daily Buzz was due to increased advertising revenues, especially during the fourth quarter, due to new advertisers attracted to the program by our investment in obtaining Nielsen ratings data for the show, coupled with the fact that nine months of the program’s results were consolidated in 2007 compared to only six months consolidated in 2006.

    Programming expenses for 2007 increased by 8% to $13.0 million compared to $12.0 million in programming expenses for 2006. This increase during 2007 relates primarily to a $569,000 increase in write-downs of program license rights to adjust to net realizable value during 2007 coupled with the fact that the Daily Buzz programming expenses were approximately $1.0 million higher when compared to 2006 due to the inclusion of nine months of those expenses in 2007 compared to six months in 2006, net of a 5% decrease in the value attributable to barter program costs.

    Other costs of services for 2007 increased 1% or $73,000 mainly due to special promotion grants received in 2006 from The CW to support its initial launch, which reduced our promotion expenses incurred during 2006.

    Selling, general and administrative expenses for 2007 decreased slightly by 1% to $11.8 million compared to $11.9 million in 2006.  The decrease is mainly due to slightly lower sales commissions and sales incentives.

    Depreciation and amortization expense for 2007 was $3.2 million compared to $3.5 million for 2006. This decrease relates primarily to more assets becoming fully depreciated compared to new assets placed in service over the past year.

    During 2007, following our valuation analysis pursuant to SFAS 142, we recorded a $5.3 million impairment charge of our broadcast licenses at our continuing stations, compared to no impairment charge  in 2006.  The impairment of our broadcast licenses is a direct result of a deterioration in the broadcast marketplace mainly caused by a continued decline in advertising revenues, which have, in turn, resulted in lower projected long-term market revenues and as such a lower estimated current fair value of our broadcast licenses.

    Corporate expenses for 2007 remained almost unchanged at $3.6 million when compared to 2006 as lower professional fees and insurance costs of approximately $100,000 in 2007 were offset by a death benefit awarded to the estate of a corporate officer who passed away in May 2007.

    Our 2007 income tax benefit for continuing operations was $3.7 million compared to an income tax expense of $2.0 million in 2006. The income tax benefit in 2007 relates primarily to the utilization of the continuing operations pre-tax losses to offset discontinued pre-tax income and the tax on our income from discontinued operations.  The income tax expense for 2006 relates primarily to the deferred tax expense associated with the amortization of our intangible assets for tax purposes.

    Our income from discontinued operations in 2007, net of income tax, was approximately $22.0 million compared to $2.1 million in 2006.  Our income in 2007 includes the gain on the Sun Transaction of $27.9 million and income from station WTVK for the approximate 46 days we owned the station up to the date of its sale, net of losses from our Decatur station which includes a $33,000 loss on the sale of the Decatur station.  The income in 2006 reflects the gain on the Clear Channel Transaction of $5.9 million and the operating income from station WTVK, net of losses from station WBUI and higher interest expense on higher outstanding debt.  Our income tax expense for discontinued operations was $2.3 million for 2007 compared to an income tax expense of $395,000 in 2006.

Liquidity and Capital Resources

On March 29, 2006, we restructured our revolving credit facility (the “Revolver”) and our second-lien term loan (the “SLTL”). The amendments to our Revolver and SLTL reduced our prepayment penalties, eliminated all financial covenants effective December 31, 2005, reset the maximum advances under the Revolver to the lesser of $60.0 million or 50% of the aggregate appraised STAC (“start-up stations with affiliation agreements”) and allowed us to borrow $10.0 million that same date to reduce the outstanding borrowings on our higher interest rate SLTL from $20.0 million to $10.0 million. In addition, upon the successful completion of the Clear Channel Transaction, the amendment extended the maturity date for the Revolver to May 2009, allowed up to $20.0 million in stock repurchases and required us to repay from the Clear Channel Transaction the final $10.0 million in outstanding balances under our SLTL and terminate that agreement.

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

    On October 25, 2007, we completed the Gocom Transaction and repaid all of our then outstanding borrowings of $2.8 million under our Revolver. We believe that any cash requirements to fund our operations, taxes and capital expenditures will be provided in the short-term by cash on hand and to the extent required, by borrowings under our revolving credit facility, which immediately following the completion of the Gocom transaction and repayment of outstanding borrowings had an available credit line of  $16.9 million.

    On December 31, 2006, the borrowings outstanding under our Revolver were $36.6 million at a weighted average annual interest rate 10.5% and we were in compliance with all of the agreement’s terms, conditions and covenants.  At December 31, 2007, we had no outstanding borrowings under the Revolver and our available credit was approximately $16.9 million.

    Depending on the growth in our revenues during 2008 compared to 2007, we may need to borrow during the coming year to help fund working capital needs and capital expenditures, the latter which are estimated to be approximately $500,000 in calendar 2008.  Although our amended Revolver contains no financial covenants, it does contain a provision that upon the occurrence of an event or condition that has a material adverse change on our business (a “MAC”), the lenders can refuse to make additional advances under the facility.  We do not expect to be a significant borrower, if a borrower at all, during 2008 and as such, even though our lenders could declare a MAC, we do not believe, nor do we anticipate, that the lenders would do so given our long-standing relationship with them and the inherent risk that such an action might create for them.

Net cash used in operating activities was $1.1 million for the twelve months of 2007 compared to net cash used in operating activities of $738,000 for 2006.  The increase in cash flow usage of $383,000 relates to a decrease in net revenues and higher program rights payments at our Continuing Stations during 2007.

    Net cash provided by investing activities was $45.9 million for the twelve months of 2007 compared to cash flow provided by investing activities of $20.1 million for 2006.  The 2007 cash flow includes $44.0 million in net proceeds from the Sun Transaction, $4.0 million in net proceeds from the Gocom Transaction, net of $1.8 million in capital expenditures, principally related to new commercial playback systems at all of our stations and our Daily Buzz facility move.  The 2006 cash flow included $18.4 million in net proceeds from the Clear Channel Transaction, and $1.2 million from the sale of our CarSoup investment, net of $558,000 in capital expenditures.

    Net cash used in financing activities was $44.6 million for the twelve months of 2007 as we repaid all of the then current outstanding debt under our senior credit facility on the completion of the Sun Transaction but subsequently reborrowed $2.7 million to partially fund our $8.0 million dividend payment made in March 2007 and to fund ongoing working capital needs. Net cash used in financing activities was $16.2 million for the twelve months of 2006, which relates primarily to the repayment of our debt from the proceeds of the sale of our Salt Lake City station.

    Net cash used in operating activities of our discontinued operations for the twelve months of 2007 was $320,000 compared to $1.7 million used in operating activities for 2006.  Because the sum of the net proceeds from the Gocom, Sun Transaction and the Clear Channel Transaction exceeded our outstanding borrowings for 2007 and 2006 and the loan agreements in place at the time required us to repay outstanding debt first with those proceeds, all interest expense through October 25, 2007, the date our Gocom Transaction was completed, has been attributed to discontinued operations.  The reduced cash used in operating activities reflects primarily reduced interest expense net of reduced operating profits at WTVK (which was owned for less than two months in 2007 compared to the full year in 2006) and increased losses at WBUI (which was owned for nearly 10 months in 2007 compared to the full year of 2006).

    Net cash used in investing activities in our discontinued operations was $29,000 in 2007 compared to $77,000 used in investing activities in 2006 on reduced capital expenditures.

    Net cash used in financing activities in our discontinued operations was $44,000 in 2007 compared to $1.3 million used in 2006.  The $1.3 million decrease relates primarily to decreased prepaid financing fees paid in 2007 compared to the significant fees paid in March 2006 in connection with the amendment of our revolver and SLTL.

    At December 31, 2007, amounts due under all capital lease facilities totaled $846,000 bearing an implicit average interest rate of 5.31% per annum. We expect to incur approximately $500,000 in additional miscellaneous capital expenditures in 2008, a decrease over our 2007 expenditures when we replaced the commercial playback systems at five of our six Continuing Stations (one station’s commercial playback systems was replaced in 2006) and relocated our Daily Buzz studio.

    At December 31, 2007, we had $891,000 of unrestricted cash and negative working capital of $164,000. Apart from any proceeds that might be generated as a result of future station sales, it may be necessary for us to borrow under our Revolver if the cash generated from our station operations does not offset our projected capital expenditures, cash corporate expenses and any cash interest costs during at least the next twelve months.  We do not believe it is likely that the FCC will grant the construction permit applications in either Lexington or Richmond, but if they were to be granted, the license acquisition for Lexington could be funded, under certain conditions, through our Revolver.  Our Revolver requires lender approval for any station acquisitions.  Since our Revolver has no operating performance covenants, we believe we have reduced our exposure to risk resulting from an economic downturn.  Such a downturn, however, could still adversely affect our business and result in an increase in our borrowing needs and a possible reduction in our STAC values and, therefore, debt capacity.  If our maximum borrowings allowed were to be reduced to an amount below our outstanding borrowings, we would be forced to amend our loan agreement, find alternative financing or sell station assets.  Furthermore, our senior credit facility matures in May 2009 and we expect that we will have to negotiate an extension to that agreement or find a replacement facility prior to that maturity date.

Critical Accounting Policies and Estimates

    Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to programming rights, bad debts, intangible assets (including our broadcast licenses and goodwill), income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition and Allowance for Doubtful Accounts Receivable

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

Programming Rights

    Our programming rights are stated, on a gross basis, at the lower of amortized cost or estimated realizable value. Generally, programming rights are amortized over the life of the contract on a straight-line basis related to the usage of the program. Any reduction in unamortized costs to net realizable value is included in amortization of program rights in the accompanying consolidated statements of operations. We evaluate estimated realizable value of programming rights based on current usage and revenue performance and projected future revenue and usage of such programs. Changes in our programming schedule could impact the estimated realizable value of programming. In addition, estimates of future revenue performance relate to the number of advertising spots we sell and the amount generated from such sales. A decrease in the number of spots sold or the amount for such sales could also impact our estimated realizable value. During 2007 and 2006, we recorded write-downs of programming rights due to impairments for our Continuing Stations of $1.2 million and $675,000, respectively.  The increase in the 2007 write-down was due primarily to write-downs related to King of the Hill and, to a lesser extent, Malcolm in the Middle in two of our markets.

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

    The Company re-evaluated its reporting units effective December 31, 2003 and determined that the appropriate level to test goodwill for impairment should be at the market level. Previously, the Company evaluated its goodwill on a consolidated basis. Based on the Company's evaluations of goodwill (including goodwill relating to discontinued operations) at December 31, 2007 and December 31, 2006, there was no impairment of goodwill.

In connection with the adoption with SFAS No. 142, the Company determined that its intangible assets (broadcast licenses) have an indefinite life. Accordingly, the Company is required to test these intangible assets in accordance with the provisions of Statement 142 and did not amortize these intangibles beginning January 1, 2002. The Company evaluates broadcast licenses on a station-by-station basis, except for its two stations serving the Albuquerque - Santa Fe, New Mexico marketplace, which are evaluated together. Based upon evaluations, the Company determined that due primarily to a decline in market conditions at some continuing stations, certain of its broadcast licenses had become impaired and a $5.3 million impairment charge was recorded for the year ended December 31, 2007.  This impairment resulted from the carrying value of the broadcast licenses exceeding their fair values and is included in accumulated amortization.

Impairment of Long-Lived Asset Values

    The carrying values of our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  The impairment analysis is based upon estimated future undiscounted cash flows of the stations.  Based on these estimates, we recorded a $100,000 write down of our WBUI’s station’s studio building and land, which was not subject to the sale to Gocom and which are classified in our accompanying balance sheet as assets held for sale as of December 31, 2007.  Other than the above write-down, the write-down on our programming rights and broadcast licenses as disclosed above, we do not have any other impairment related to long-lived assets for 2007 or 2006. Future adverse changes in market conditions, changes in technology and other factors could reduce the expected future cash flows and result in an impairment charge.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the fair value approach in SFAS No. 123R is similar to the fair value approach described in SFAS No. 123. In 2005, we used the Black-Scholes formula to estimate the fair value of stock options granted to employees. We adopted SFAS No. 123R, using the modified-prospective method, beginning January 1, 2006.

    Using the Black-Scholes formula to estimate the fair value of stock-based compensation requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, risk free interest rates, our dividend yield and the volatility of our common stock price over the expected term. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on our consolidated statements of operations.

Income Taxes

    We account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability approach which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In making such determination, a review of all available positive and negative evidence must be considered, including scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.

    We provide for income taxes based on our estimate of federal and state liabilities. Our estimates may include, among other items, effective rates for state and local income taxes, allowable tax credits, estimates related to depreciation and amortization expense allowable for tax purposes and the tax deductibility of certain other items.

    Our estimates are based on the information available to us at the time that we prepare our income tax provision. We generally file our annual income tax returns several months after our year end. Income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

Effective January 1, 2007, we adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. We believe our tax return positions are fully supported, but tax authorities may challenge certain positions, which may not be fully sustained. We assess our income tax positions and recorded tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For uncertain tax positions where it is more likely than not that a tax benefit will be sustained, we record the greatest amount of tax benefit that has a greater than 50.0% probability of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information. For uncertain income tax positions where it is more likely than not that a tax benefit will not be sustained, no tax benefit has been recognized in the consolidated financial statements.

Recent Accounting Pronouncements

    In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We do not expect this pronouncement will have a significant impact on our consolidated financial statements.

    In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141, Business Combinations, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect this pronouncement to have a significant impact on our consolidated financial statements.

    In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS No. 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect this pronouncement to have a significant impact on our consolidated financial statements.

    In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS No. 159), which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits the Company to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal year 2008 but early adoption is permitted. We are currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on our consolidated financial statements.

    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, the year beginning January 1, 2008 for the Company.  The FASB has proposed a deferral of the provisions of SFAS No. 157 relating to nonfinancial assets and liabilities that would delay implementation until January 1, 2009.  SFAS No. 157 is not expected to materially affect how we determine fair value, but may result in additional disclosures.

    In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)”, (“SFAS 158”). SFAS 158 requires recognition of the overfunded or underfunded status of a benefit postretirement plan in the statement of financial position, as well as recognition of changes in that funded status through comprehensive income in the year in which they occur. SFAS 158 also requires a change in the measurement of a plan’s assets and benefit obligations as of the end date of the employer’s fiscal year. SFAS 158 is effective for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. As we never had any defined benefit plans or unfunded liabilities, the adoption of this standard did not have any impact on our consolidated financial statements.

    In September 2006, the SEC issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The adoption of SAB 108 had no effect on our consolidated financial statements.

Item 8. Financial Statements

ACME COMMUNICATIONS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ACME Communications, Inc.

We have audited the accompanying consolidated balance sheets of ACME Communications, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACME Communications, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ MAYER HOFFMAN MCCANN P.C.
MAYER HOFFMAN MCCANN P.C. Los Angeles, California March 28, 2008

ACME Communications, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$891	$1,113
Restricted cash	50	50
Accounts receivable, net	6,453	7,878
Current portion of programming rights	5,975	5,400
Prepaid expenses and other current assets	226	332
Assets held for sale	268	25,429
Total current assets	13,863	40,202

Property and equipment, net	14,446	15,701
Programming rights, net of current portion	12,077	14,715
Goodwill, net	14,720	14,720
Broadcast licenses, net	46,518	51,775
Other assets	355	2,131
Total assets	$101,979	$139,244

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,671	$3,261
Accrued liabilities	4,936	5,043
Current portion of programming rights payable	6,437	5,963
Current portion of obligations under lease	46	50
Income taxes payable	252	151
Notes payable under revolving credit facility	---	36,550
Liabilities held for sale	---	6,562
Total current liabilities	14,342	57,580

Programming rights payable, net of current portion	13,528	15,605
Obligations under lease, net of current portion	800	845
Other liabilities	228	33
Deferred income taxes	9,964	9,751
Total liabilities	38,862	83,814

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no
shares issued or outstanding	---	---
Common stock, $0.01 par value; 50,000,000 shares authorized,
16,772,415 shares issued and 16,046,763 outstanding at
December 31, 2007 and December 31, 2006	168	168
Additional paid-in capital	132,857	132,440
Accumulated deficit	(64,908)	(72,178)
Less: Treasury stock, at cost; 725,652 shares	(5,000)	(5,000)
Total stockholders' equity	63,117	55,430

Total liabilities and stockholders' equity	$101,979	$139,244

See the accompanying notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2007	2006

Net revenues	$32,000	$32,038

Operating expenses:
Cost of service:
Programming, including program amortization	13,047	12,036
Other costs of service (excluding depreciation and
amortization of $3,172 and $3,469 for the years
ended December 31, 2007 and 2006, respectively)	5,248	5,175
Selling, general and administrative expenses	11,820	11,933
Depreciation and amortization	3,202	3,503
Abandoned acquisition-related costs	---	177
Impairment of broadcast licenses	5,257	---
Corporate expenses	3,589	3,621
Operating expenses	42,163	36,445

Operating loss	(10,163)	(4,407)

Other income (expenses):
Interest, net	(43)	55
Gain on sale of assets	---	69
Equity in income (loss) of unconsolidated affiliates	(251)	(435)
Loss from continuing operations before income taxes
and minority interest	(10,457)	(4,718)
Income tax benefit (expense)	3,734	(2,036)
Loss from continuing operations before minority interest	(6,723)	(6,754)
Minority interest	---	463
Loss from continuing operations	(6,723)	(6,291)
Discontinued operations (Note 3):
Income from discontinued operations before income taxes	24,304	2,507
Income tax expense	(2,288)	(395)
Income from discontinued operations	22,016	2,112

Net income (loss)	$15,293	$(4,179)

Net income (loss) per share, basic and diluted
Continuing operations	$(0.42)	$(0.39)
Discontinued operations	1.37	0.13
Net income (loss) per share	$0.95	$(0.26)

Weighted average basic and diluted common shares outstanding	16,047	16,047

See the accompanying notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(In thousands)

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity

Balance at December 31, 2005	16,772	$168	$132,038	$(67,999)	$(5,000)	$59,207

Stock-based compensation	---	---	402	---	---	402
Net loss	---	---	---	(4,179)	---	(4,179)

Balance at December 31, 2006	16,772	168	132,440	(72,178)	(5,000)	55,430

Stock-based compensation	---	---	417	---	---	417
Cash dividends	---	---	---	(8,023)	---	(8,023)
Net income	---	---	---	15,293	---	15,293

Balance at December 31, 2007	16,772	$168	$132,857	$(64,908)	$(5,000)	$63,117

See the accompanying notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$15,293	$(4,179)
Less: Income from discontinued operations, net of income tax	(22,016)	(2,112)
Adjustments to reconcile income (loss) to net cash used in operating activities:
Minority interest income	---	(463)
Equity in losses of unconsolidated affiliates	251	435
Provision for doubtful accounts receivable	215	232
Depreciation and amortization	3,202	3,503
Amortization of program rights	6,942	6,527
Amortization of prepaid financing costs	67	---
Abandonment of acquisition related costs	---	177
Stock-based compensation	393	328
Gain on sale of assets	---	(69)
Impairment of broadcast licenses	5,257	---
Deferred income taxes	213	1,881
Changes in assets and liabilities:
Increase in accounts receivables	(372)	(662)
Decrease in prepaid expenses and other current assets	80	158
Decrease (increase) in other assets	230	(122)
Increase (decrease) in accounts payable	(115)	475
Decrease in accrued liabilities	(284)	(609)
Increase (decrease) in income taxes payable	(4,037)	60
Payments of programming rights payable	(6,635)	(6,345)
Increase in other liabilities	195	47
Net cash used in continuing operating activities	(1,121)	(738)

Cash flows from investing activities:
Purchase of property and equipment	(1,827)	(558)
Investment in unconsolidated subsidiaries	(155)	(137)
Proceeds from sale of CarSoup investment	---	1,195
Proceeds from sale of assets - discontinued operations	47,875	19,617
Net cash provided by investing activities	45,893	20,117

See the accompanying notes to the consolidated financial statements.

ACME Communications, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - Continued
(In thousands)

		For the Years Ended December 31,
	2007		2006

Cash flows from financing activities:
Cash contributions by joint venture partner	$	---	$332
Borrowings under revolving credit facility		3,950	21,910
Payments on revolving credit facility		(40,500)	(18,400)
Payments on second-lien credit facility		---	(20,000)
Payments on capital lease obligations		(49)	(47)
Payment of dividend		(8,023)	---
Net cash used in financing activities		(44,622)	(16,205)

Increase in net cash from continuing operations		150	3,174

Reconsolidation of The Daily Buzz, LLC at March 31, 2007		21	---
Deconsolidation of The Daily Buzz, LLC at July 1, 2006		---	(79)

Discontinued operations:
Net cash used in operating activities		(320)	(1,706)
Net cash used in investing activities		(29)	(77)
Net cash used in financing activities		(44)	(1,340)
Net cash used in discontinued operations		(393)	(3,123)

Decrease in cash and cash equivalents		(222)	(28)
Cash and cash equivalents at beginning of year		1,113	1,141
Cash and cash equivalents at end of year		$891	$1,113

Cash payments for:
Interest		$1,125	$5,045
Taxes		$560	$96

Non-cash transactions:
Program rights in exchange for program rights payable (continuing operations)		$5,038	$13,471

See the accompanying notes to the consolidated financial statements.

ACME COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Formation and Description of the Business

Formation and Presentation

    The Company commenced operations in 1997 and ACME Communications, Inc. was formed as the Company’s  holding company on July 23, 1999, in preparation for and in conjunction with an initial public offering of its stock.

    On March 21, 2003 the Company completed the sale of its station KPLR, serving the St. Louis marketplace, to the Tribune Company (the “Tribune Transaction”). On April 4, 2006, the Company completed the sale of station KUWB, serving the Salt Lake City marketplace, to Clear Channel Broadcasting, Inc. (the “Clear Channel Transaction”). On February 16, 2007, the Company completed the sale of station WTVK, serving the Ft. Myers – Naples, Florida marketplace, to Sun Broadcasting, Inc. (the “Sun Transaction”). On June 14, 2007, the Company entered into an agreement to sell station WBUI serving the Champagne-Springfield-Decatur marketplace to Gocom Media of Illinois, LLC (the “Gocom Transaction”). The Gocom Transaction was completed on October 25, 2007. In accordance with U.S. generally accepted accounting principles, the accompanying statement of operations and cash flows reflect the results of stations KPLR, KUWB, WTVK and WBUI as discontinued operations for all periods presented.

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

    The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities”, effective January 1, 2004. On that same date, the Company’s joint venture (The Daily Buzz, LLC) with Emmis Communications (“Emmis”) to produce The Daily Buzz , a weekday morning three-hour television news show, became effective. Under the agreement, the Company made an initial contribution of property and equipment with an agreed fair value and book value of $750,000 and Emmis was required to contribute the next $750,000 in capital equipment purchased by the venture and based thereon, the Company included The Daily Buzz, LLC in its consolidated financial statements. Effective July 1, 2006, when Emmis completed its matching capital contribution, the Company was no longer deemed the primary beneficiary and deconsolidated the venture. In March 2007, the Company acquired all of Emmis’ interest in the venture and reconsolidated the venture effective March 31, 2007 using the equity-method of accounting for its results of operations for the first quarter of 2007. Effective April 1, 2007, the Company included the results of The Daily Buzz in its consolidated results of operations.

Nature of Business

    ACME Communications, Inc. is a holding company with no independent operations other than through its indirect wholly-owned subsidiary, ACME Television, LLC (“ACME Television”). As of December 31, 2007, ACME Television, through its wholly-owned subsidiaries, owned and operated the following seven commercially licensed, full-power, broadcast television stations located throughout the United States, including KWBR in Roswell, New Mexico, the Company’s satellite station of KWBQ:

Station - Channel	Market	Market Ranking (1)	Network Affiliation

KWBQ – 19 / KWBR - 21	Albuquerque – Santa Fe, NM	44	CW
KASY - 50	Albuquerque – Santa Fe, NM	44	MNT
WBXX - 20	Knoxville, TN	58	CW
WBDT - 26	Dayton, OH	62	CW
WIWB - 14	Green Bay – Appleton, WI	70	CW
WBUW - 57	Madison, WI	85	CW

(1)  based on television households per Nielsen Market Research for the 2007 / 2008 broadcast season.

ACME COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts Receivable

    Accounts receivable are presented net of the related allowance for doubtful accounts which totaled $810,000 and $711,000 at December 31, 2007 and 2006, respectively.  The Company does not charge interest on past due receivables.

Concentration of Credit Risk and Fair Value of Financial Instruments

    Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable and cash.  Due to the short-term nature of these instruments, the carrying value approximates the fair value. The Company believes that concentrations of credit risk with respect to accounts receivable, which are unsecured, are limited due to the Company's ongoing relationship with its clients and limited exposure to any one customer. The Company provides its estimate of uncollectible accounts. The Company has not experienced significant losses relating to accounts receivable.

    The carrying amounts reported in the consolidated balance sheets for receivables and accounts payable approximate fair values because of the immediate or short-term maturity of these financial instruments. The fair value of the Company's debt, consisting of notes payable under its revolving credit facility, was estimated at their aggregate carrying amount of $36.6 million as of December 31, 2006 since the notes have floating interest rates that the Company believed were at current market.  The Company did not have any outstanding notes payable as of December 31, 2007.

Program Rights

    Program rights represent costs incurred for the right to broadcast certain features and syndicated television programs. Program rights are stated, on a gross basis, at the lower of amortized cost or estimated net realizable value. The cost of such program rights and the corresponding liability are recorded when the initial program becomes available for broadcast under the contract. Generally, program rights are amortized over the life of the contract on a straight-line basis related to the usage of the program. Any reduction in unamortized costs to net realizable value is included in amortization of program rights in the accompanying consolidated statements of operations. During 2007 and 2006, the Company recorded write-downs of $1,244,000 and $675,000, respectively, for certain programs where unamortized program rights exceeded estimated future net revenues.

    The portion of the program rights estimated to be amortized within one year and after one year is reflected in the consolidated balance sheets as current and non-current assets, respectively. The gross payments under these contracts that are due within one year and after one year are similarly classified as current and non-current liabilities.

ACME COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

    Property and equipment are stated at cost. The cost of maintenance is expensed when incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, or for leasehold improvements, the shorter of useful lives or the lease term. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the appropriate accounts and any gain or loss is included in the results of current operations. The principal lives used in determining depreciation rates of various assets are as follows:

Buildings and improvements	20 - 30 years
Broadcast and other equipment	3 - 20 years
Furniture and fixtures	5 - 7 years
Vehicles	5 years

    The carrying values of the Company’s property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  The impairment analysis is based upon estimated future undiscounted cash flows of the stations.  Based on these estimates, the Company recorded a $100,000 impairment charge related to its WBUI’s station’s studio building and land  in 2007 which is presented as assets held for sale as of December 31, 2007.  Future adverse changes in market conditions, changes in technology and other factors could reduce the expected future cash flows and result in an impairment charge.

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

    The Company re-evaluated its reporting units effective December 31, 2003 and determined that the appropriate level to test goodwill for impairment should be at the market level. Previously, the Company evaluated its goodwill on a consolidated basis. Based on the Company's evaluations of goodwill (including goodwill relating to discontinued operations) at December 31, 2007 and December 31, 2006, there was no impairment of goodwill.

In connection with the adoption with SFAS No. 142, the Company determined that its intangible assets (broadcast licenses) have an indefinite life. Accordingly, the Company is required to test these intangible assets in accordance with the provisions of Statement 142 and did not amortize these intangibles beginning January 1, 2002. The Company evaluates broadcast licenses on a station-by-station basis, except for its two stations serving the Albuquerque - Santa Fe, New Mexico marketplace, which are evaluated together.  Based upon evaluations, the Company determined that due primarily to a decline in market conditions certain of its broadcast licenses had become impaired and recorded a $5,257,000 impairment charge on its broadcast licenses for its continuing operations for the year ended December 31, 2007. No impairment charge was recorded for its continuing operations for the year ended December 31, 2006.  These impairments resulted from the carrying value of the broadcast licenses exceeding their fair values.

Barter and Trade Transactions

    Revenue and expenses associated with barter agreements in which broadcast time is exchanged for programming rights are recorded at the estimated average rate of the airtime exchanged, which the Company believes approximates fair value. Barter revenue amounted to $2,992,000 and $3,153,000, during the years ended December 31, 2007 and 2006, respectively.  Trade transactions, which represent the exchange of advertising time for goods or services, are recorded at the estimated fair value of the products or services received based on comparable cash transactions. Barter and trade revenue is recognized when advertisements are broadcast. Merchandise or services received from airtime trade sales are charged to expense or capitalized and expensed when used.

ACME COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Expenses

    The Company records advertising expense when the advertising is run.  Production costs associated with such advertising is expensed upon the initial air date of the advertising.  Advertising expense, which consists primarily of media costs, production costs and promotion staff salaries and related costs, is included in Other Costs of Services and was $1,934,000 and $1,814,000, for the years ended December 31, 2007 and 2006, respectively.

Income Taxes

    The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

In June 2006, the FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN 48 applies to all tax positions accounted for under SFAS No. 109, Accounting for Income Taxes ”. FIN 48 is effective for fiscal years beginning after December 15, 2006 . The Company has reviewed its tax positions and determined that an adjustment to the tax provision is not considered necessary nor is a reserve for the income taxes required.

Income (Loss) per Share

    The Company calculates income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires a presentation of basic earnings per share ("EPS") and diluted EPS. Basic EPS includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. In calculating diluted EPS, no potential shares of common stock are to be included in the computation when a loss from continuing operations available to common stockholders exists. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures.

    Stock options outstanding amounted to 2,358,346 and 2,463,846 shares at December 31, 2007, and 2006, respectively and were not included in the computation of diluted EPS because an inclusion of such shares would have been antidilutive.

Comprehensive Income (Loss)

    The Company has no other components of comprehensive income (loss) other than net income (loss).

Accounting for Stock Options

On January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”) using a modified prospective transition method. Accordingly, because the Company has adopted a prospective method, prior periods have not been restated.

There were no stock options granted or any other type of share-based issuances during the twelve months ended December 31, 2007 and 2006.  For the twelve months ended December 31, 2007 and 2006 stock-based compensation expense for continuing operations was $393,000 and $328,000, respectively.  Stock-based compensation expense for discontinued operations was $24,000 and $74,000 for the twelve months ended December 31, 2007 and 2006, respectively.  The stock-based compensation expense for the twelve months ended December 31, 2007 included a cumulative catch-up of $35,000 of additional compensation expense recognized due to the Company’s change in estimate of the forfeiture rate for certain of its grants.

As of December 31 2007, there was $156,000 of total unrecognized compensation cost related to unvested stock options which does not include the effect of future grants of equity compensation, if any. Of the total $156,000, the Company expects to recognize approximately $143,000 in 2008 and $13,000 in 2009.

The following assumptions were used in the Black-Scholes option-pricing model to value options granted during the year ended December 31, 2006.

2006

Expected life (months)	36
Expected forfeiture rate	0%
Volatility factor	79.60%
Risk-free interest rate	4.57%

ACME COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The expected life of options granted was estimated based on the vesting period.  The expected volatility factor was based on historical volatility over the period equal to the stock option’s expected life. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the date of the grant for a period equal to the expected term of the option.

Interest in The Daily Buzz, LLC

    In March 2007, the Company acquired the remaining 50% interest in The Daily Buzz, LLC from Emmis for $1 and became the sole owner of the venture.  The transaction was treated as a step acquisition and as of March 31, 2007, the Company reconsolidated the venture’s balance sheet into its consolidated financial statements.  The fair value of the assets acquired via Emmis’ 50% interest were approximately $336,000 and the fair value of the liabilities assumed, including Emmis’ share of projected operating losses through August 31, 2007, were $449,000.  No goodwill was recorded in this acquisition.  As the operating results of The Daily Buzz, LLC from the date of the acquisition of Emmis’ interest through March 31, 2007 were not material, the Company used the equity method of accounting to reflect its share of the venture’s operating results for the entire three months ended March 31, 2007 and effective April 1, 2007 reconsolidated the operating results.

Use of Estimates in the Preparation of Financial Statements

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include the allowance for doubtful accounts, the net realizable value of programming rights and the valuation allowance on deferred tax assets.  Actual and future results could materially differ from those estimates.  In addition, changes in market conditions or stations’ actual or expected performance could materially affect future estimated fair values of the Company’s stations or of the estimated fair value of the Company’s intangible assets, including the Company’s broadcast licenses and goodwill.

Reclassifications

    Reclassifications have been made to certain amounts previously reported resulting from the Company’s 2007 sale of its Decatur station and the treatment of the station as a discontinued operation.

Recent Accounting Pronouncements

    In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company does not expect the adoption of SFAS No. 161 to have a material effect on its consolidated financial statements.

    In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141, Business Combinations, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not expect the adoption of SFAS No. 141(R) to have a material effect on its consolidated financial statements.

ACME COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS No. 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company does not expect the adoption of SFAS No. 160 to have a material effect on its consolidated financial statements.

    In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (SFAS No. 159), which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits the Company to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal year 2008 but early adoption is permitted. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on its consolidated financial statements.

    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, the year beginning January 1, 2008 for the Company. The FASB has proposed a deferral of the provisions of SFAS No. 157 relating to nonfinancial assets and liabilities that would delay implementation by the Company until January 1, 2009.  SFAS No. 157 is not expected to materially affect how the Company determines fair value, but may result in additional disclosures.

    In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)”, (“SFAS 158”). SFAS 158 requires recognition of the overfunded or underfunded status of a benefit postretirement plan in the statement of financial position, as well as recognition of changes in that funded status through comprehensive income in the year in which they occur. SFAS 158 also requires a change in the measurement of a plan’s assets and benefit obligations as of the end date of the employer’s fiscal year. SFAS 158 is effective for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. As the Company has never had any defined benefit plans or unfunded liabilities, the adoption of this standard did not have any impact on the Company’s consolidated financial statements.

    In September 2006, the SEC issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The adoption of SAB 108 had no effect on the Company’s consolidated financial statements.

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

    Since the proceeds from the sale of the Company’s discontinued operations exceeded, in the aggregate, the Company’s outstanding debt and that debt was required to be repaid from the proceeds, the Company has allocated all interest expense to discontinued operations for all periods presented with the exception of interest expense incurred subsequent to the closure of the Company’s most recent sale of its WBUI station on October 25, 2007, which has been included in income from continuing operations in the accompanying consolidated financial statements.  Also, since the debt under the Company’s senior credit facility of $36.6 million at December 31, 2006 was required to be repaid with the proceeds from the Sun Transaction, it was classified as a current liability.

ACME COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Summarized financial information, in thousands, relating to the operations of these four stations is as follows:

	December 31,		December 31,
	2007		2006
Assets held for sale:
Programming rights - current	$	---	$1,450
Programming rights - long-term		---	2,485
Property and equipment, net		268	4,796
Goodwill, net (including at corp)		---	1,863
Broadcast licenses, net		---	14,835
Assets held for sale		$268	$25,429

Liabilities held for sale:
Programming liabilities - current	$	---	$1,589
Programming liabilities - long-term		---	2,653
Deferred income taxes		---	2,320
Liabilities held for sale	$	---	$6,562

Net assets held for sale		$268	$18,867

    Selected operating results were as follows:

	Twelve Months Ended
	December 31,
	2007	2006

Net revenues	$2,914	$12,199

Loss from operations, before gain on sale and
income tax expense	(3,567)	(4,928)
Gain on sale of assets	27,871	7,435
Income tax expense	(2,288)	(395)

Income from discontinued operations	$22,016	$2,112

The 2007 gain on sale includes the gain on the Sun Transaction of $27,904,000 net of a $33,000 loss relating to the Gocom Transaction.

The 2006 gain on sale includes $5,913,000 on the sale of the Company’s Salt Lake City station to Clear Channel and $1,522,000 in additional contingent consideration received by the Company from the Tribune Company relating the Tribune Transaction and its use of KPLR’s prior tax net operating losses (“NOLs”).

ACME COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Property and Equipment

    Property and equipment consist of the following:

	December 31,
	2007	2006
	(in thousands)
Buildings and improvements	$3,455	$3,276
Broadcast and other equipment	35,395	32,768
Furniture and fixtures	619	511
Vehicles	164	142
Construction in process	48	5
Total property and equipment, at cost	39,681	36,702
Less: Accumulated depreciation and amortization	(25,235)	(21,001)
Net property and equipment	$14,446	$15,701

    Property and equipment for the Company’s stations WTVK in Ft. Myers – Naples, Florida and WBUI in Decatur, Illinois is included in the consolidated balance sheet as of December 31, 2007 and 2006 in “Assets held for sale” as disclosed in Note 3 – Discontinued Operations.

    Included in property and equipment at both December 31, 2007 and 2006 are assets subject to capital leases with a total cost of $1,122,000 and associated accumulated depreciation of $704,000 and $596,000 at December 31, 2007 and 2006, respectively. The construction in process account includes miscellaneous broadcast and studio equipment not yet placed into service.

(5) Notes Payable Under Revolving Credit Facility and Second-Lien Term Loan

On March 29, 2006, the Company restructured its revolving credit facility (the “Revolver”) and its second-lien term loan (the “SLTL”). The amendments to its Revolver and its SLTL reduced the Company’s prepayment penalties, eliminated all financial covenants effective December 31, 2005, reset the maximum advances under the Revolver to the lesser of $60.0 million or 50% of the aggregate appraised STAC (“start-up stations with affiliation agreements”) and allowed the Company to borrow $10.0 million that same date to reduce the outstanding borrowings on its higher interest rate SLTL from $20.0 million to $10.0 million. In addition, upon the successful completion of the Clear Channel Transaction, the amendment extended the maturity date for the Revolver to May 2009, allowed up to $20.0 million in stock repurchases and required the Company to repay from the Clear Channel Transaction the final $10.0 million in outstanding balances under its SLTL and terminate that agreement.

On April 4, 2006, the Company completed the Clear Channel Transaction and repaid the remaining balances under the SLTL. The remaining $8.5 million of the $18.5 million proceeds from the Clear Channel Transaction were used to reduce the outstanding borrowings under the Revolver.

    On February 16, 2007, the Company completed the Sun Transaction and completely repaid the then outstanding borrowings and accrued interest under the Revolver of $37.2 million. That same day the Company declared a $0.50 dividend per common share that was paid on March 12, 2007 to holders of record at the close of business on February 26, 2007.  The aggregate dividend was $8.0 million and the Company used approximately $7.0 million of the remaining proceeds from the Sun Transaction along with approximately $1.0 million in new borrowings under the senior credit facility to make that dividend payment.

    On May 30, 2007, the Company voluntarily elected to permanently reduce its advance rate from 45% of appraised STAC value to 20% of appraised STAC value which resulted in a reduction in the Company’s maximum allowed borrowings from $39.9 million to approximately $17.7 million and also reduced the Company’s borrowing rates by 250 basis points.

    On October 25, 2007, the Company completed the Gocom Transaction and repaid all of its then outstanding borrowings of $2.8 million under the Revolver.

ACME COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    At December 31, 2006, the Company had borrowings of $36.6 million under its senior credit facility at a weighted average annual interest rate of 10.5% and was in compliance with all the covenants contained in the loan agreement.  At December 31, 2007, the Company had no outstanding borrowings under its revolving credit facility and available credit was approximately $16.9 million and was in compliance with all the covenants contained in the loan agreement.

    Costs associated with the procuring and amending the Company’s credit facilities, including loan fees and related professional fees, are included in long-term other assets and are amortized on a straight-line basis, which approximates the effective interest method, over the term, including amended terms, of the facilities.

(6) Commitments and Contingencies

Obligations Under Operating Leases

    The Company is obligated under non-cancelable operating leases for office space, office equipment, broadcast equipment and tower sites. Future minimum lease payments under non-cancelable operating leases as of December 31, 2007 are:

In thousands

2008	$1,214
2009	1,074
2010	918
2011	859
2012	822
Thereafter	2,187

Total	$7,074

    Total rental expense for continuing operations under operating leases for the twelve months ended December 31, 2007 and 2006 was approximately $1,201,000 and $1,232,000, respectively. Total rental expense for discontinued operations under operating leases for the twelve months ended December 31, 2007 and 2006 was approximately $95,000 and $498,000, respectively.

Obligations Under Capital Leases

As of December 31, 2007, certain equipment was leased under capital equipment facilities. Future minimum lease payments for the Company’s continuing operations under capital leases as of December 31, 2007 are:

In thousands

2008	$87
2009	85
2010	85
2011	85
2012	85
Thereafter	741
Total minimum lease payments	1,168
Less: Amount representing interest	(322)
Present value of minimum lease payments	846
Less: Current portion	(46)
Long-term portion	$800

Programming Rights Payable

Commitments for programming rights that have been executed, but which have not been recorded in the accompanying consolidated financial statements, as the underlying programming is not yet available for broadcast, were approximately $8,947,000 for the Company’s continuing operations.  There were no such commitments for the Company’s discontinued operations as of December 31, 2007.

ACME COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Maturities on the Company's programming rights payable (including commitments not recognized in the accompanying consolidated financial statements due to the lack of current availability for broadcast) for each of the next five years are:

In thousands

2008	$6,537
2009	6,743
2010	6,274
2011	4,423
2012	2,671
Thereafter	2,267
Program rights payable maturities	$28,915

Other Commitments

    The Company has other commitments for goods and services not included in its consolidated balance sheet, including its network affiliation agreements with The CW and MyNetworkTV networks, agreements for ratings services and license fees for websites.  Those commitments for continuing operations for the next five years are as follows:

In thousands

2008	$3,258
2009	2,910
2010	2,753
2011	1,875
2012	6
Thereafter	61
Total	$10,863

Legal Proceedings

The Company is currently, and from time to time, involved in ordinary routine litigation incidental to the conduct of its business. The Company is not currently a party to any lawsuit or proceeding that it believes would have a material adverse effect on its financial condition, results of operations or liquidity.

ACME COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Income Taxes

The income tax (benefit) expense consists of the following:

	Year ended December 31,
	2007	2006
	(In thousands)

Continuing Operations:
Current:
Federal	$(3,329)	$	---
State	(618)		155
Total current tax (benefit) expense	(3,947)		155

Deferred:
Federal	$177		$1,566
State	36		315
Total deferred tax expense	213		1,881

Total income tax (benefit) expense	$(3,734)		$2,036

Discontinued Operations:
Current:
Federal	$3,838	$	---
State	770		---
Total current tax expense	4,608		---

Deferred:
Federal	$(1,932)		$329
State	(388)		66
Total deferred tax (benefit) expense	(2,320)		395

Total income tax expense	$2,288		$395

    The differences between the income tax (benefit) expense for continuing operations and income taxes computed using the U.S. federal statutory income tax rates (34%) consist of the following:

	Year ended December 31,
	2007	2006
	(In thousands)

Tax benefit at U.S. federal statutory rate	$(3,555)	$(1,604)
State income taxes, net of federal tax benefit	(384)	310
Increase in valuation allowance	189	3,279
Other	16	51

Income tax (benefit) expense	$(3,734)	$2,036

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are summarized as follows:

ACME COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are summarized as follows:

	Year ended December 31,
	2007	2006
	(In thousands)

Deferred tax assets:
Accrued vacation	$155	$140
AMT credits	1,048	1,048
Bad debt and other reserves	310	218
Deferred income	159	46
Sales incentives	159	155
Deferred compensation	1,192	1,033
Intangible amortization	338	565
Net operating loss carryforward	24,524	34,333
Other	8	9
Total deferred tax assets	27,893	37,547
Less: valuation allowance	(26,441)	(34,384)
Deferred tax assets	1,452	3,163

Deferred tax liabilities:
Property and equipment depreciation	(1,333)	(3,163)
Intangible amortization	(9,964)	(9,751)
Other	(119)	---
Deferred tax liabilities	(11,416)	(12,914)
Net deferred income tax liabilities	$(9,964)	$(9,751)

    In addition to the deferred taxes reflected in the table above, the Company included within “Liabilities held for sale” as of December 31, 2006 net non-current deferred income tax liability of $2,320,000.

    In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which the differences become tax deductible. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is not more likely than not that the deferred tax assets will be realized. Accordingly the Company has recorded a valuation allowance of $26.4 million and $34.4 million, respectively as of December 31, 2007 and 2006.  The Company will utilize approximately $23.5 million in net operating loss carryforwards against 2007 taxable income and at December 31, 2007, the Company had, for federal and state tax purposes, net operating loss carryforwards of approximately $64.2 million that expire at various dates through 2026. The Internal Revenue Code substantially restricts the ability of a corporation to utilize existing net operating losses and credits in the event of an "ownership change". Therefore, the Company's net operating loss carryforwards for federal income tax purposes may be limited if changes in ownership occur.

(8) Related Party Transactions

    The Company licensed exclusive rights to automobile related websites in most of its markets from CarSoup of Minnesota, Inc (“CarSoup”) through December 31, 2005.  The Company owned 30% of the outstanding common stock of CarSoup until it sold that interest back to CarSoup in April 2006.  The Company recorded its investment in CarSoup using the equity accounting method.  The license fees paid to CarSoup, net of shared ancillary revenue received by the Company from CarSoup, was approximately $378,000 for the year ended December 31, 2006.

 (9) Defined Contribution Plan

In 1998, the Company established a 401(k) defined contribution plan (the “Plan”) which covers all eligible employees (as defined in the Plan). Participants are allowed to make non-forfeitable contributions up to 50% of their annual salary, but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service. The Company currently matches 50% of the amounts contributed by each participant but does not match participants' contributions in excess of 6% of their compensation per pay period. The Company contributed and expensed $186,000 and $216,000, to the Plan for the years ended December 31, 2007 and 2006, respectively.

ACME COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Stock Option Compensation

    The Company’s 1999 Stock Incentive Plan provides additional means to attract, motivate, reward and retain key personnel. The Compensation Committee of the Board of Directors (the plan administrator) has the authority to grant different types of stock and cash incentive awards and to select participants. While only stock options and restricted stock awards are contemplated at this time, other forms of awards may be granted to give the Company’s flexibility to structure future incentives. The Company’s employees, officers, directors, and consultants may be selected to receive awards under the plan.

    A maximum of 4,200,000 shares of the Company’s common stock may be issued under the plan, (approximately 25% of the Company’s current outstanding shares). As of December 31, 2007, 4,177,585 shares are reserved and available for future exercises of stock options. The number of shares subject to stock options and stock appreciation rights granted under the plan to any one person in a calendar year cannot exceed 1,000,000 shares. The number of shares subject to all awards granted under the plan to any one person in a calendar year cannot exceed 1,000,000 shares. Performance-based awards payable solely in cash that are granted under the plan to any one person in a calendar year cannot provide for payment of more than $1,000,000.

Each share limit and award under the plan is subject to adjustment for certain changes in the Company’s capital structure, reorganizations and other extraordinary events. Shares subject to awards that are not paid or exercised before they expire or are terminated are available for future grants under the plan.

    A summary of the status of the Company’s Stock Incentive Plan, and changes for the years ended December 31, 2007, and 2006 is presented below (not in thousands):

		Weighted Average
	Options	Exercise Price

Outstanding at December 31, 2005	2,466,696	$15.87
Granted	20,000	4.89
Exercised	---	---
Forfeited	(22,850)	11.25
Outstanding at December 31, 2006	2,463,846	$15.82
Granted	---	---
Exercised	---	---
Forfeited	(105,500)	18.62
Outstanding at December 31, 2007	2,358,346	$15.70
Exercisable at December 31, 2006	1,875,846	$18.76
Exercisable at December 31, 2007	2,154,762	$16.58

ACME COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The following table summarizes information about stock options outstanding and exercisable at December 31, 2007 (not in thousands):

		Options Outstanding
			Weighted	Intrinsic Value of	Weighted
		Number	Average	In the Money	Average
Range of Exercise		Outstanding at	Remaining	Outstanding Options at	Exercise
Prices		December 31, 2007	Contractual Life	December 31, 2007	Price

$4.89		20,000	8.97	$-	$4.89
$5.72	$6.00	481,000	7.57	-	5.98
$6.95	$7.99	485,900	7.42	-	7.03
$9.13		4,200	2.87	-	9.13
$15.00	$18.00	138,000	1.66	-	15.78
$23.00	$24.88	1,229,246	1.76	-	23.11
		2,358,346	4.17	$-	$15.70

		Options Exercisable
			Weighted	Intrinsic Value of	Weighted
		Number	Average	In the Money	Average
Range of Exercise		Exercisable at	Remaining	Exercisable Options at	Exercise
Prices		December 31, 2007	Contractual Life	December 31, 2007	Price

$4.89		10,000	8.97	$-	$4.89
$5.72	$6.00	380,458	7.57	-	5.98
$6.95	$7.99	392,858	7.38	-	7.03
$9.13		4,200	2.87	-	9.13
$15.00	$18.00	138,000	1.66	-	15.78
$23.00	$24.88	1,229,246	1.76	-	23.11
		2,154,762	3.84	$-	$16.58

    Under SFAS No. 123(R), options are valued at their date of grant and then expensed over their vesting period. The values of the Company’s options were calculated at the date of grant using the Black-Scholes option-pricing model. The weighted average fair value per share of the options granted was $2.65, for the year ended December 31, 2006.  No options were granted during the year ended December 31, 2007 and no options were exercised during the years ended December 31, 2007 or 2006. The total fair value of shares vested during the years ended December 31, 2007 and 2006 was $441,000 and $459,000, respectively.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

ITEM 9A(T). Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

    Our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

    Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within ACME have been detected.

(b) Management's Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with U. S. generally accepted accounting principles; providing reasonable assurance that our receipts and expenditures are made in accordance with authorizations of our management and directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

(c) Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting that occurred during the most recent completed fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

    None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Executive Officers

    The following table sets forth information about our executive officers at December 31, 2007:

Name	Age (1)	Position

Jamie Kellner	60	Chairman of the Board and Chief Executive Officer

Douglas Gealy	47	President, Chief Operating Officer and Director

Thomas Allen	55	Executive Vice President, Chief Financial Officer and Director

(1) as of March 28, 2008

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

The remaining portion of the information required by Item 10 is incorporated by reference to the information under the captions "Proposal One: Election of Directors," “Executive Officers,” "Corporate Governance, Board Composition and Board Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in our Proxy Statement to be filed pursuant to Regulation 14A relating to the 2008 Annual Meeting of Stockholders.

ITEM 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the information under the caption "Executive Compensation" appearing in our Proxy Statement to be filed pursuant to Regulation 14A relating to the 2008 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The information required by Item 12 is incorporated by reference to the information under the captions "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and "Securities Authorized for Issuance Under Equity Compensation Plans" appearing in our Proxy Statement to be filed pursuant to Regulation 14A relating to the 2008 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

    The information required by Item 13 is incorporated by reference to the information under the captions "Certain Relationships and Related Person Transactions," "Proposal One: Election of Directors" and "Corporate Governance, Board Composition and Board Committees" appearing in our Proxy Statement to be filed pursuant to Regulation 14A relating to the 2008 Annual Meeting of Stockholders.

ITEM 14. Principal Accountant Fees and Services

    The information required by Item 14 is incorporated by reference to the information under the captions "Principal Accountant Fees and Services," and "Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" appearing in our Proxy Statement to be filed pursuant to Regulation 14A relating to the 2008 Annual Meeting of Stockholders.

PART IV

ITEM 15. Exhibits

    1.  Index to Exhibits filed as part of this report

    As listed in the Exhibit Index beginning on page 53 hereof.

SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACME Communications, Inc.

March 31, 2008	By:	/s/ Thomas D. Allen
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

Signature	Capacity	Date

/s/ Jamie Kellner	Chairman of the Board and Chief Executive Officer	March 31, 2008
Jamie Kellner	(Principal Executive Officer)

/s/ Douglas E. Gealy	President and Chief Operating Officer	March 31, 2008
Douglas E. Gealy	Director

/s/ Thomas D. Allen	Executive Vice President, Chief Financial Officer	March 31, 2008
Thomas D. Allen	(Principal Financial and Accounting Officer) and Director

/s/ Thomas Embrescia	Director	March 31, 2008
Thomas Embrescia

/s/ Michael G. Corrigan	Director	March 31, 2008
Michael G. Corrigan

/s/ John E. Conlin	Director	March 31, 2008
John E. Conlin

/s/ Brian McNeill	Director	March 31, 2008
Brian McNeill

/s/ Frederick G. Wasserman	Director	March 31, 2008
Frederick G. Wasserman

EXHIBIT INDEX

Exhibit Number	Description

3.1 (1)	Restated Certificate of Incorporation of ACME Communications, Inc.

3.2 (17)	Restated Bylaws of ACME Communications, Inc.

4.1 (1)	Form of Stock Certificate of ACME Communications, Inc.

10.1 (2)	Employment Agreement, dated October 5, 1999, by and between ACME Communications, Inc. and Douglas Gealy. +

10.2 (2)	Employment Agreement, dated October 5, 1999, by and between ACME Communications, Inc. and Thomas Allen. +

10.3 (2)	Consulting Agreement, dated October 5, 1999, by and between ACME Communications, Inc. and Jamie Kellner. +

10.4 (3)	Employment Agreement, dated October 21, 2004, by and between ACME Communications, Inc. and Edward Danduran. +

10.5 (4)	Loan and Security Agreement by and among ACME Television, LLC, the Lenders that are signatories thereto and Fortress Credit Corp., as Arranger and Administrative Agent, dated November 8, 2004.

10.6 (5)	1999 Stock Incentive Plan. +

10.7 (6)	Stock Purchase Agreement among ACME Communications, Inc., ACME Television, LLC and Tribune Broadcasting Company dated December 27, 2002.

10.8 (6)
Asset Purchase Agreement among ACME Communications, Inc., ACME Television of Oregon, LLC, ACME Television, Licenses of Oregon, Tribune Broadcasting Company and Tribune Radio Denver, Inc. dated December 27, 2002.

10.9 (1)	Form of Registration Rights Agreement, by and among ACME Communications, Inc. and parties on the signature page thereto.

10.10 (7)	First Amendment to Employment Agreement between Douglas Gealy and ACME Communications, Inc. dated August 26, 2003. +

10.11 (7)	First Amendment to Employment Agreement between Thomas Allen and ACME Communications, Inc. dated August 26, 2003. +

10.12 (7)	First Amendment to Consulting Agreement between Jamie Kellner and ACME Communications, Inc. dated August 26, 2003. +

10.13 (8)	Form of Indemnification Agreement for Executive Officers and Directors. +

10.14 (3)
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

10.17 (10)	Agreement between ACME Television, LLC and The CW Network dated March 9, 2006. **

10.18 (10)	Agreement between ACME Television of New Mexico, LLC and MyNetworkTV dated March 10, 2006.

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

10.21 (12)	Asset Purchase Agreement Dated May 12, 2006 between ACME Television of Florida, LLC, ACME Television Licenses of Florida, LLC and Sun Broadcasting, Inc.

10.22 (13)	Second Amendment to Consulting Agreement between Jamie Kellner and ACME Communications, Inc. dated August 10, 2006. +

10.23 (13)	Second Amendment to Employment Agreement between Douglas E. Gealy and ACME Communications, Inc. dated August 10, 2006. +

10.24 (13)	Second Amendment to Employment Agreement between Thomas D. Allen and ACME Communications, Inc. dated August 10, 2006. +

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

10.27 (16)	Asset Purchase Agreement Dated June 14, 2007 by and among Gocom Media of Illinois, LLC, ACME Television of Illinois, LLC and ACME Television, Licenses of Illinois, LLC.

21	Subsidiaries of ACME Communications, Inc.

23.1	Consent of Mayer Hoffman McCann, P.C.

24.1	Power of Attorney (contained on "Signatures" page).

31.1
Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1, File No. 333-84191, filed on September 29, 1999.
(2)	Incorporated by reference to ACME Communications, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.
(3)	Incorporated by reference to ACME Communications, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.
(4)	Incorporated by reference to ACME Communications, Inc.’s Current Report on Form 8-K filed on November 12, 2004.
(5)	Incorporated by reference to ACME Communications, Inc.’s Registration Statement on Form S-8 filed on April 12, 2002.
(6)	Incorporated by reference to ACME Communications, Inc.’s Current Report on Form 8-K filed on December 31, 2002.
(7)	Incorporated by reference to ACME Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(8)	Incorporated by reference to ACME Communications, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003.
(9)	Incorporated by reference to ACME Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(10)	Incorporated by reference to ACME Communications, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005.
(11)	Incorporated by reference to ACME Communications, Inc.’s Report on Form 8-K filed on April 7, 2006.
(12)	Incorporated by reference to ACME Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
(13)	Incorporated by reference to ACME Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(14)	Incorporated by reference to ACME Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(15)	Incorporated by reference to ACME Communications, Inc.’s Current Report on Form 8-K filed on February 22, 2007.
(16)	Incorporated by reference to the report on Form 8-K filed by ACME Communications, Inc. on June 20, 2007.
(17)	Incorporated by reference to the report on Form 8-K filed by ACME Communications, Inc. on December 5, 2007.

**	portions of the exhibit have been omitted pursuant to the Company’s request for confidential treatment.
+	denotes