Form 10-Q
period 2008-03-31
ACME COMMUNICATIONS INC
filed 2008-05-15
CIK 1092013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

        Large accelerated filer [   ]   Accelerated filer [   ]   Non-accelerated filer [   ]   Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ] No  [X]

     As of May 14, 2008, ACME Communications, Inc. had 16,046,763 shares of common stock outstanding.

ACME Communications, Inc. and Subsidiaries Consolidated Balance Sheets (in thousands, except share data)
	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$519	$891
Restricted cash	50	50
Accounts receivable, net	6,240	6,453
Current portion of programming rights	6,056	5,975
Prepaid expenses and other current assets	323	226
Assets held for sale	268	268
Total current assets	13,456	13,863

Property and equipment, net	13,743	14,446
Programming rights, net of current portion	10,454	12,077
Goodwill, net	14,720	14,720
Broadcast licenses, net	46,518	46,518
Other assets	306	355
Total assets	$99,197	$101,979
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,683	$2,671
Accrued liabilities	4,793	4,936
Current portion of programming rights payable	6,271	6,437
Current portion of obligations under lease	45	46
Income taxes payable	270	252
Total current liabilities	14,062	14,342

Programming rights payable, net of current portion	11,975	13,528
Obligations under lease, net of current portion	788	800
Other liabilities	212	228
Deferred income taxes	10,619	9,964
Total liabilities	37,656	38,862

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares
authorized, no shares issued or outstanding	--	--
Common stock, $0.01 par value; 50,000,000 shares authorized,
16,772,415 shares issued and 16,046,763 outstanding at
March 31, 2008 and December 31, 2007	168	168
Additional paid-in capital	132,911	132,857
Accumulated deficit	(66,538)	(64,908)
Less: Treasury stock, at cost; 725,652 shares	(5,000)	(5,000)
Total stockholders' equity	61,541	63,117

Total liabilities and stockholders' equity	$99,197	$101,979

See the accompanying notes to the unaudited consolidated financial statements.

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Operations (Unaudited) (In thousands, except per share data)
	Three Months Ended March 31,
	2008	2007
Net revenues	$8,158	$7,222
Operating expenses:
Cost of service:
Programming, including program amortization	3,402	2,278
Other costs of service (excluding depreciation and
amortization of $755 and $784 for the three months
ended March 31, 2008 and 2007, respectively)	1,235	1,224
Selling, general and administrative expenses	2,994	2,934
Depreciation and amortization	762	791
Corporate expenses	613	837
Operating expenses	9,006	8,064

Operating loss	(848)	(842)

Other income (expenses):
Interest, net	(95)	28
Equity in losses of unconsolidated affiliate	--	(251)

Loss from continuing operations before income taxes	(943)	(1,065)
Income taxes	(695)	(36)
Loss from continuing operations	(1,638)	(1,101)

Discontinued operations (Note 3):
Income from discontinued operations before income taxes	8	25,603
Income tax expense	--	(249)
Income from discontinued operations	8	25,354
Net income (loss)	$(1,630)	$24,253

Net income (loss) per share, basic and diluted
Continuing operations	$(0.10)	$(0.07)
Discontinued operations	--	1.58
Net income (loss) per share	$(0.10)	$1.51

Weighted average basic and diluted common shares outstanding	16,047	16,047

See the accompanying notes to the unaudited consolidated financial statements.

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity (Unaudited) (In thousands)
	Common Stock Shares Amount		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2007	16,772	$168	$132,857	$(64,908)	$(5,000)	$63,117

Stock-based compensation	--	--	54	--	--	54
Net loss	--	--	--	(1,630)	--	(1,630)

Balance at March 31, 2008	16,772	$168	$132,911	$(66,538)	$(5,000)	$61,541

See the accompanying notes to the unaudited consolidated financial statements.

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited) (In thousands)
	For the Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(1,630)	$24,253
Less: Income from discontinued operations, net of income tax	(8)	(25,354)
Adjustments to reconcile income (loss) to net cash used in operating activities:
Equity in losses of unconsolidated affiliate	--	251
Provision for doubtful accounts receivable	61	61
Depreciation and amortization	762	791
Amortization of program rights	1,541	1,417
Amortization of prepaid financing costs	53	--
Stock-based compensation	54	79
Deferred income taxes	655	830
Changes in assets and liabilities:
Decrease (increase) in accounts receivables	31	(8)
Increase in prepaid expenses and other current assets	(100)	(187)
Increase in other assets	(1)	--
Increase (decrease) in accounts payable	16	(610)
Decrease in accrued liabilities	(165)	(300)
Increase (decrease) in income taxes payable	18	(806)
Payments of programming rights payable	(1,720)	(1,531)
Increase (decrease) in other liabilities	(14)	224
Net cash used in continuing operating activities	(447)	(890)

Cash flows from investing activities:
Purchase of property and equipment	(59)	(608)
Investment in unconsolidated affiliate	--	(155)
Proceeds from sale of assets - discontinued operations	--	43,815
Net cash (used in) provided by investing activities	(59)	43,052

See the accompanying notes to the unaudited consolidated financial statements.

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Cash Flows (continued) (Unaudited) (In thousands)
	For the Three Months Ended March 31,
	2008	2007
Cash flows from financing activities:
Borrowings under revolving credit facility	$--	$2,103
Payments on revolving credit facility	--	(37,239)
Payment of financing costs on credit facility	(3)	--
Payments on capital lease obligations	(13)	(12)
Payment of dividend	--	(8,022)
Net cash used in financing activities	(16)	(43,170)

Decrease in net cash from continuing operations	(522)	(1,008)

Reconsolidation of The Daily Buzz, LLC at March 31, 2007	--	21

Discontinued operations:
Net cash provided by operating activities	150	801
Net cash used in investing activities	--	(29)
Net cash used in financing activities	--	(11)
Net cash provided by discontinued operations	150	761

Decrease in cash and cash equivalents	(372)	(226)
Cash and cash equivalents at beginning of period	891	1,113
Cash and cash equivalents at end of period	$519	$887

Cash payments for:
Interest	$43	$783
Taxes	$22	$12

Non-cash transactions:
Program rights in exchange for program rights payable (continuing operations)	$--	$57

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

        On February 16, 2007, the Company completed the sale of station WTVK, serving the Ft. Myers – Naples, Florida marketplace, to Sun Broadcasting, Inc. (the “Sun Transaction”). On June 14, 2007, the Company entered into an agreement to sell station WBUI serving the Champagne-Springfield-Decatur marketplace to Gocom Media of Illinois, LLC (the “Gocom Transaction”). The Gocom Transaction was completed on October 25, 2007. In accordance with U.S. generally accepted accounting principles, the accompanying statement of operations and cash flows reflect the results of stations WTVK and WBUI as discontinued operations for all periods presented.

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

Nature of Business

ACME Communications, Inc. is a holding company with no independent operations other than through its indirect wholly-owned subsidiary, ACME Television, LLC (“ACME Television”). As of March 31, 2008, ACME Television, through its wholly-owned subsidiaries, owned and operated the following seven commercially licensed, full-power, broadcast television stations located throughout the United States, including KWBR in Roswell, New Mexico, the Company’s satellite station of KWBQ:

Station	Channel	Market	Market Rank (1)	Network Affiliation (2)
KWBQ/KWBR	19/21	Albuquerque-Santa Fe, New Mexico	44	CW
KASY	50	Albuquerque-Santa Fe, New Mexico	44	MNT
WBXX	20	Knoxville, Tennessee	58	CW
WBDT	26	Dayton, Ohio	62	CW
WIWB	14	Green Bay-Appleton, Wisconsin	70	CW
WBUW	57	Madison, Wisconsin	85	CW

(1)	Based on television households per Nielsen Market Research for the 2007 / 2008 broadcast season.
(2)	“CW” refers to The CW Television Network and “MNT” refers to MyNetworkTV

Adoption of New Accounting Standards

        Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157) for its financial assets and liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. The adoption of SFAS 157 on January 1, 2008 did not have a material effect on the Company’s consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (SFAS 159) effective as of the beginning of the first fiscal year that begins after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value with changes in fair value recognized in earnings for each reporting period. The adoption of SFAS 159 on January 1, 2008 did not have any effect on the Company’s consolidated financial statements as the Company did not elect any eligible items for fair value measurement.

Recent Accounting Pronouncements

        In May 2008, the FASB issued SFAS No. 162 (SFAS No. 162), The Hierarchy of Generally Accepted Accounting Principles. This Statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Statement 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. It is only effective for nongovernmental entities. The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161 (SFAS No. 161), Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the adoption of SFAS No. 161 to have a material effect on its consolidated financial statements.

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

(2) Presentation of Interim Consolidated Financial Statements

        The accompanying consolidated financial statements for the three months ended March 31, 2008 and 2007 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to this Form 10-Q and Article 8-3 of Regulation S-X. In the opinion of management, such consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position and the results of operations, and cash flows for these periods. As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these consolidated financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s 2007 Annual Report on Form 10-K filed with the SEC on March 31, 2008. The results of operations presented in the accompanying consolidated financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

        The accompanying consolidated balance sheet as of December 31, 2007 is derived from the audited consolidated financial statements included in the Company’s 2007 Annual Report on Form 10-K filed with the SEC on March 31, 2008.

(3) Discontinued Operations

        As described in Note (1), the Company’s stations WTVK serving the Ft. Myers-Naples marketplace (sold on February 16, 2007) and WBUI serving the Champagne-Springfield-Decatur marketplace (sold on October 25, 2007) have been treated as discontinued operations.

        As of March 31, 2008 and December 31, 2007, assets held for sale were $268,000 and consisted of the studio and land of our station WBUI.

        Summarized operating results of our discontinued operations are as follows:

	Three Months Ended March 31,
	2008	2007
Net revenues	$--	$1,494
Income (loss) from operations, before gain on sale
and income tax expense	8	(2,310)
Gain on sale of assets	--	27,913
Income tax expense	--	(249)
Income from discontinued operations	$8	$25,354

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

(5) Stock-Based Compensation

        On January 1, 2006, the Company adopted FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. There were no stock options granted or any other type of share-based issuances during the three months ended March 31, 2008 and 2007. Total stock-based compensation expense was $54,000 and $83,000 for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, there was $92,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which does not include the effect of future grants of equity compensation, if any. Of the total $92,000, the Company expects to recognize approximately 86% in the remaining interim periods of 2008, and 14% in 2009.

(6)  Income Taxes

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

        In June 2006, the FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN 48 applies to all tax positions accounted for under SFAS No. 109, Accounting for Income Taxes. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company has reviewed its tax positions and determined that an adjustment to the tax provision is not considered necessary nor is a reserve for the income taxes required.

        Income tax expense for continuing operations includes a current tax expense of $40,000 for the three months ended March 31, 2008 and deferred tax expense of $655,000 for the three months ended March 31, 2008 relating to the difference between book and tax amortization of intangibles described above. For the first quarter of 2007, continuing operations generated an income tax benefit of $794,000 from tax losses able to be offset against current income from discontinued operations and a deferred tax expense of $830,000 related to the difference between our book and tax amortization of intangibles.

        Income tax expense for discontinued operations for the three months ended March 31, 2007 included a current tax expense of $2,569,000 representing an estimate for current alternative minimum taxes resulting from the gain on the Sun Transaction in the amount of the full-year expected tax benefit for continued operations, and a deferred tax benefit of $2,320,000 representing the reversal of the deferred tax liability at December 31, 2006 relating to the cumulative difference between the book and tax amortization of intangibles for the station sold.

(7) Notes Payable Under Revolving Credit Facility and Second-Lien Term Loan

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

        On February 16, 2007, the Company completed the Sun Transaction and completely repaid the then outstanding borrowings and accrued interest under the Revolver of $37.2 million. That same day the Company declared a $0.50 dividend per common share that was paid on March 12, 2007 to holders of record at the close of business on February 26, 2007. The aggregate dividend was $8.0 million and the Company used approximately $7.0 million of the remaining proceeds from the Sun Transaction along with approximately $1.0 million in new borrowings under the Revolver to make that dividend payment.

        On May 30, 2007, the Company voluntarily elected to permanently reduce its advance rate to 20% of appraised STAC value which resulted in a reduction in the Company’s maximum allowed borrowings from $39.9 million to approximately $17.7 million and also reduced the Company’s borrowing rates by 250 basis points.

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

        As of March 31, 2008, the Company had no outstanding borrowings under its Revolver and available credit was approximately $16.9 million. On May 7, 2008, the lenders agreed to the Company’s request to reduce the maximum available credit under the Revolver to $6.0 million.

(8) Barter and Trade Transactions

        Revenue and expenses associated with barter agreements in which broadcast time is exchanged for programming rights are recorded at the estimated average rate of the airtime exchanged. Barter revenue amounted to $747,000 and $696,000 during the three-month periods ended March 31, 2008 and 2007, respectively. Trade transactions, which represent the exchange of advertising time for goods or services, are recorded at the estimated fair value of the products or services received based on comparable cash transactions. Barter and trade revenue is recognized when advertisements are broadcast. Merchandise or services received from airtime trade sales are charged to expense or capitalized and expensed when used.

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

        Stock options outstanding amounted to 2,350,446 shares at March 31, 2008 and 2,454,096 shares at March 31, 2007 and were not included in the computation of diluted EPS because an inclusion of such shares would have been anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

         This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “expect,” “believe,” ” should” or “might” or the negative of such terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and the television broadcast industry’s actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. Actual results in the future could differ materially and adversely from those described in the forward-looking statements as a result of various important factors, including (but not limited to) an inability to selectively sell our stations, an inability of The CW Network or MyNetworkTV to attract and grow viewership, the impact of changes in national and regional economies, including advertising demand, pricing fluctuations in local and national advertising, volatility in programming costs and the other risk factors set forth in Item 1A of the Company’s 2007 Form 10-K filed with the Securities and Exchange Commission on March 31, 2008.

        These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no duty to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.

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

        Our six television stations and our satellite station in Albuquerque (collectively, our “Continuing Stations”) are regionally diverse and operate in markets that range in size (based on television households, as measured by Nielsen Media Research) from the 44th through the 85th largest in the nation. All but one of our stations are affiliates of The CW Television Network. Our second station in the Albuquerque-Santa Fe marketplace is an affiliate of MyNetworkTV. Our Continuing Stations have only been on the air, or achieving measurable ratings, for 5-9 years.

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

        Approximately 65-75% of our revenues are derived from programming that airs between the hours of 5:00 p.m. to midnight, Monday through Sunday. Network prime time, which is a subset of this daypart, accounts for 15-20% of our total revenues. Our Continuing Stations’ 5:00 p.m. to midnight weighted average viewing shares amongst commercial stations in our markets increased slightly during the November 2007 and February 2008 sweeps period.

        Our stations are generally ranked fifth (or in the case of our second station in the Albuquerque-Santa Fe market, sixth) amongst English-language commercial television stations in their respective markets in terms of either their share of viewers or their share of the market’s broadcast television revenue. In periods of lower advertising demand – as has been the case for the past two years — competition from market leaders, generally the ABC, CBS, NBC and FOX affiliated stations, increases as these stations become more aggressive in their pricing to maintain their revenue share. Over the past several years, biennial political spending in the even years has grown substantially. While we do not directly benefit in any significant way from this political advertising since most such advertising generally targets viewers older than our normal viewing audience, we indirectly benefit as the increased demand for political advertising reduces the overall inventory available to non-political advertisers in each market, which consequently increases the overall advertising price for such non-political advertisers. We expect that the second half of calendar 2008 should see strong political advertising demand which, given the resulting pressure on our competitors’ commercial inventory, should allow us to gain market revenue share of regular (i.e. non-political) business.

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

        Our primary ongoing operating expenses are costs of services, selling, general and administrative expenses, corporate expenses, depreciation and amortization and expenses related to impairments in our broadcast licenses. Costs of services include programming costs, which consist primarily of amortization of programming rights relating to syndicated programs as well as costs associated with our morning news show, The Daily Buzz (which for 2007 was accounted for using the equity-method of accounting for the first three months and then consolidated for the last nine months of the year and through the present) and music rights fees. Other costs of service include advertising expenses targeted at viewers, which is net of any reimbursement received or due to us for such advertising and promotion from our networks or from other program suppliers, and engineering and transmission related expenses. Selling, general and administrative expenses primarily include salaries, sales commissions to account executives, ratings service expenses, insurance and various related overhead expenses. Corporate expenses reflect costs of corporate management, which includes senior management and other centralized management support staff, along with investor relations expenses, professional fees, directors and officers insurance and other related corporate overhead.

Results of Operations

        Reclassifications have been made to certain amounts previously reported resulting from the 2007 sale of our WBUI, Decatur station and the treatment of the station as a discontinued operation.

Three Months Ended March 31, 2008 Compared to March 31, 2007

        Net revenues from continuing operations for the first quarter of 2008 increased 13% to $8.2 million compared to net revenues of $7.2 million in the first quarter of 2007 because the results of our Daily Buzz operation are included in our consolidated results in the current year quarter and were accounted for using the equity method of accounting during the first quarter of 2007. Net revenues from our Continuing Stations increased 2% in the first quarter of 2008 compared to the first quarter of 2007, reflecting, on average, a modest increase in non-political advertising revenues in our markets and an increase in our share of those revenues.

        Programming expenses increased 49% to $3.4 million in the first quarter of 2008 from $2.3 million in the first quarter of 2007 due primarily to the inclusion of our Daily Buzz operation in our consolidated operating results in the current quarter compared to being accounted for using the equity method of accounting during the first quarter of 2007. Programming expenses at our Continuing Stations increased 11% primarily due to higher programming amortization from new syndicated programming launched on our stations in September 2007.

        Other costs of service increased $11,000 or 1% to $1.2 million in the first quarter of 2008 from $1.2 million in the first quarter of 2007 primarily due to slightly higher promotion costs in 2008.

        Selling, general and administrative expenses for the first quarter of 2008 increased $60,000 or 2% to $3.0 million compared to $2.9 million in the first quarter of 2007 primarily due to higher commission expenses.

        Depreciation and amortization decreased 4% or $29,000 to $762,000 in the first quarter of 2008 from $791,000 for the first quarter of 2007 due to more assets becoming fully depreciated compared to new assets placed in service over the past year.

        Corporate expenses for the first quarter of 2008 decreased 27% or $224,000 to $613,000 compared to $837,000 for the first quarter of 2007 on lower salaries and related expenses due to the June 2007 shut-down of the corporate graphics department, the waiver in November 2007 by our Chief Executive Officer of his consulting fee, reduced insurance costs and lower professional fees.

        During the first quarter of 2007, we accounted for our investment in The Daily Buzz, LLC using the equity method of accounting and recorded a loss for that period of $251,000. Effective April 1, 2007, the results of the Daily Buzz were included in our consolidated operating results.

         Our first quarter of 2008 income tax expense for continuing operations was $695,000 compared to an income tax expense of $36,000 for the first quarter of 2007. The income tax expense for the 2008 quarter is comprised of a $40,000 current tax expense and a $655,000 deferred tax expense related to the amortization of our intangible assets for tax purposes. The income tax expense for the first quarter of 2007 was comprised of a $794,000 current tax benefit — resulting from the utilization of continuing operations losses against the gain on the sale of our discontinued station WTVK — and a $830,000 deferred tax expense related to the amortization of our intangible assets for tax purposes.

        Our loss from continuing operations for the first quarter of 2008 was $1.6 million compared to a loss of $1.1 million for the first quarter of 2007 on higher income tax expense.

        Our income from discontinued operations, net of income tax, for the first quarter of 2008 was $8,000 compared to net income of $25.4 million for the first quarter of 2007, which included the gain on the Sun Transaction of $27.9 million.

        Our net loss for the first quarter was $1.6 million compared to a net income of $24.3 million for the first quarter of 2007.

Liquidity and Capital Resources

        Cash flow used by operating activities was $447,000 for the three months ended March 31, 2008 compared to cash flow used by operating activities of $890,000 for the first three months of 2007. This decrease in cash flow usage of $443,000 relates primarily to a decrease in working capital usage.

        Cash flow used in investing activities during the first three months of 2008 was $59,000, consisting solely of capital expenditures, compared to cash flow provided by investing activities of $43.0 million during the first three months of 2007. The 2007 cash flow included $44.0 million in net proceeds from the Sun Transaction, net of $608,000 in capital expenditures related to new commercial playback systems at all of our stations and our Daily Buzz facility move.

        Cash flow used in financing activities was $16,000 during the first three months of 2008 compared to cash flow used of $43.2 million during the first three months of 2007 as we repaid all of the then current outstanding debt under our senior credit facility on the completion of the Sun Transaction in February 2007 but subsequently reborrowed to pay our $8.0 million dividend payment made in March 2007 and to fund ongoing working capital needs.

        Cash provided by operating activities of our discontinued operations during the first three months of 2008 was $150,000 compared to cash provided by operating activities in the first three months of 2007 of $801,000. This decrease relates primarily to the fact that our first quarter 2007 cash from operations included the results of station WTVK which was sold in February 2007.

        There was no cash used in investing or financing activities for our discontinued operations for the first three months of 2008 compared to net cash used in investing activities of $29,000 which related to capital expenditures at station WBUI and payments of financing costs of $11,000 in the first three months of 2007.

        On February 16, 2007, we completed the Sun Transaction and completely repaid the then outstanding borrowings and accrued interest under the Revolver of $37.2 million. On May 30, 2007, we voluntarily elected to permanently reduce our advance rate to 20% of appraised STAC value which resulted in a reduction in our maximum allowed borrowings from $39.9 million to approximately $17.7 million and also reduced our borrowing rates by 250 basis points. On October 25, 2007, we completed the GOCOM Transaction and repaid all of our then outstanding borrowings of $2.8 million under our Revolver which further reduced our maximum available borrowings under our Revolver to $16.9 million. On May 7, 2008, the lenders agreed to allow us to reduce our maximum borrowings under the Revolver to $6.0 million. We believe that any cash requirements to fund our operations, taxes and capital expenditures will be provided in the short-term by cash on hand and to the extent required, by borrowings under our revolving credit facility. Our Revolver matures on May 8, 2009 and prior to that date we expect to either extend through amendment or replace that facility. In the event we cannot amend or replace that credit facility, to the extent we need to borrow funds to support our ongoing operations, we may need to sell additional assets or raise additional equity. We cannot be assured that we can raise such additional funding, if required, at reasonable costs or at all.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to program rights, bad debts, intangible assets, including our broadcast licenses, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are fully disclosed in our 2007 Annual Report on Form 10-K filed with the SEC on March 31, 2008. There have been no material changes to these policies during the quarter ended March 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

        As a Smaller Reporting Company, we are not required to make any disclosure pursuant to this Item 3.

Item 4T. Controls and Procedures

        (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

        (b) Changes in Internal Control over Financial Reporting. During the most recently completed fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

        There have been no material changes in the risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         On May 7, 2008 we entered into Amendment No. 3 to our Third Amended and Restated Loan Agreement (the “Agreement”), with Wells Fargo Foothill, the agent and lender under our Revolver, which, at our request, reduced the maximum borrowings allowed under the Agreement from $16.9 million to $6.0 million.

Item 6. Exhibits

3.1	Certificate of Incorporation of ACME Communications, Inc. (1)
3.2	Restated Bylaws of ACME Communications, Inc. (2)
10.1	Third Amendment to the Third Amended and Restated Loan Agreement by and among ACME Television, LLC, the Lenders that are signatories thereto and Wells Fargo Foothill, Inc., as Arranger and Administrative Agent, dated May 7, 2008.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1/A (File No. 333-84191), filed on September 29, 1999.
(2)	Incorporated by reference to the Current Report of ACME Communications, Inc. on Form 8-K (File No. 000-27105), filed on December 5, 2007.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2008	ACME Communications, Inc. By: /s/ Thomas D. Allen Thomas D. Allen Executive Vice President; Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of ACME Communications, Inc. (1)
3.2	Restated Bylaws of ACME Communications, Inc.(2)
10.1	Third Amendment to the Third Amended and Restated Loan Agreement by and among ACME Television, LLC, the Lenders that are signatories thereto and Wells Fargo Foothill, Inc., as Arranger and Administrative Agent, dated May 7, 2008

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1/A (File No. 333-84191), filed on September 29, 1999.
(2)	Incorporated by reference to the Current Report of ACME Communications, Inc. on Form 8-K (File No. 000-27105), filed on December 5, 2007.