Form 10-Q
period 2008-06-30
ACME COMMUNICATIONS INC
filed 2008-08-14
CIK 1092013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Yes   [  ] No  [X]

     As of August 14, 2008, ACME Communications, Inc. had 16,046,763 shares of common stock outstanding.

ACME Communications, Inc. and Subsidiaries Consolidated Balance Sheets (in thousands, except share data)
	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$481	$891
Restricted cash	50	50
Accounts receivable, net	6,579	6,453
Current portion of programming rights	5,242	5,975
Prepaid expenses and other current assets	300	226
Assets held for sale	268	268
Total current assets	12,920	13,863

Property and equipment, net	13,028	14,446
Programming rights, net of current portion	8,918	12,077
Goodwill, net	14,720	14,720
Broadcast licenses, net	34,559	46,518
Other assets	116	355
Total assets	$84,261	$101,979
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,768	$2,671
Accrued liabilities	5,213	4,936
Current portion of programming rights payable	5,288	6,437
Current portion of obligations under lease	46	46
Income taxes payable	362	252
Total current liabilities	13,677	14,342

Programming rights payable, net of current portion	11,391	13,528
Obligations under lease, net of current portion	777	800
Other liabilities	195	228
Deferred income taxes	7,841	9,964
Total liabilities	33,881	38,862

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares
authorized, no shares issued or outstanding	--	--
Common stock, $0.01 par value; 50,000,000 shares authorized,
16,772,415 shares issued and 16,046,763 outstanding at
June 30, 2008 and December 31, 2007	168	168
Additional paid-in capital	132,964	132,857
Accumulated deficit	(77,752)	(64,908)
Less: Treasury stock, at cost; 725,652 shares	(5,000)	(5,000)
Total stockholders' equity	50,380	63,117

Total liabilities and stockholders' equity	$84,261	$101,979

See the accompanying notes to the unaudited consolidated financial statements.

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Operations (Unaudited) (In thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues	$8,670	$8,349	$16,828	$15,571

Operating expenses:
Cost of service:
Programming, including program amortization	4,266	3,203	7,668	5,481
Other costs of service (excluding depreciation and amortization of $664 and $800 for the three months ended June 30, 2008 and 2007, respectively, and $1,419
and $1,584 for the six months ended June 30, 2008 and 2007, respectively)	1,334	1,313	2,569	2,537
Selling, general and administrative expenses	2,946	2,910	5,940	5,844
Depreciation and amortization	670	807	1,432	1,598
Impairment of broadcast licenses	11,959	--	11,959	--
Lease termination costs	653	--	653	--
Corporate expenses	578	1,049	1,191	1,886
Operating exenses	22,406	9,282	31,412	17,346

Operating loss	(13,736)	(933)	(14,584)	(1,775)
Other income (expenses):
Interest, net	(238)	6	(333)	34
Equity in loss of unconsolidated affiliate	--	--	--	(251)
Loss from continuing operations before income taxes	(13,974)	(927)	(14,917)	(1,992)
Income tax benefit (expense)	2,740	(43)	2,045	(79)
Loss from continuing operations	(11,234)	(970)	(12,872)	(2,071)

Discontinued operations (Note 3):
Income (loss) from discontinued operations before income taxes	20	(880)	28	24,723
Income tax benefit (expense)	--	42	--	(207)
Income (loss) from discontinued operations	20	(838)	28	24,516

Net income (loss)	$(11,214)	$(1,808)	$(12,844)	$22,445

Net income (loss) per share, basic and diluted
Continuing operations	$(0.70)	$(0.06)	$(0.80)	$(0.13)
Discontinued operations	--	(0.05)	--	1.53
Net income (loss) per share	$(0.70)	$(0.11)	$(0.80)	$1.40

Weighted average basic and diluted common shares outstanding	16,047	16,047	16,047	16,047

See the accompanying notes to the unaudited consolidated financial statements.

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity (Unaudited) (In thousands)
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2007	16,772	$168	$132,857	$(64,908)	$(5,000)	$63,117

Stock-based compensation	--	--	107	--	--	107
Net loss	--	--	--	(12,844)	--	(12,844)

Balance at June 30, 2008	16,772	$168	$132,964	$(77,752)	$(5,000)	$50,380

See the accompanying notes to the unaudited consolidated financial statements.

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited) (In thousands)
	For the Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(12,844)	$22,445
Less: Income from discontinued operations, net of income tax	(28)	(24,516)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in loss of unconsolidated affiliate	--	251
Provision for doubtful accounts receivable	120	121
Depreciation and amortization	1,432	1,598
Impairment of broadcast licenses	11,959	--
Lease termination costs	653	--
Amortization of program rights	3,891	2,827
Amortization of prepaid financing costs	254	--
Stock-based compensation	107	209
Deferred income taxes	(2,123)	773
Changes in assets and liabilities:
(Increase) decrease in accounts receivables	(367)	114
(Increase) decrease in prepaid expenses and other current assets	(76)	38
Increase in other assets	(12)	--
Increase (decrease) in accounts payable	101	(728)
Decrease in accrued liabilities	(369)	(300)
Increase (decrease) in income taxes payable	110	(760)
Payments of programming rights payable	(3,289)	(3,054)
Increase (decrease) in other liabilities	(29)	219
Net cash used in operating activities	(510)	(763)

Cash flows from investing activities:
Purchase of property and equipment	(63)	(1,114)
Proceeds from sale of property and equipment	50	--
Investment in unconsolidated affiliate	--	(155)
Proceeds from sale of assets - discontinued operations	--	43,960
Net cash (used in) provided by investing activities	(13)	42,691

See the accompanying notes to the unaudited consolidated financial statements.

ACME Communications, Inc. and Subsidiaries Consolidated Statements of Cash Flows (continued) (Unaudited) (In thousands)
	For the Six Months Ended June 30,
	2008	2007
Cash flows from financing activities:
Borrowings under revolving credit facility	$--	$2,359
Payments on revolving credit facility	--	(36,550)
Payment of financing costs on credit facility	(3)	--
Payments on capital lease obligations	(23)	(25)
Payment of dividend	--	(8,022)
Net cash used in financing activities	(26)	(42,238)

Decrease in net cash from continuing operations	(549)	(310)

Reconsolidation of The Daily Buzz, LLC at March 31, 2007	--	21

Discontinued operations:
Net cash provided by operating activities	139	3
Net cash used in investing activities	--	(29)
Net cash used in financing activities	--	(35)
Net cash provided by (used in) discontinued operations	139	(61)

Decrease in cash and cash equivalents	(410)	(350)
Cash and cash equivalents at beginning of period	891	1,113
Cash and cash equivalents at end of period	$481	$763

Cash payments for:
Interest	$85	$887
Taxes, net of refunds	$(32)	$366

Non-cash transactions:
Program rights in exchange for program rights payable (continuing operations)	$--	$57

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

        The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”), effective January 1, 2004. On that same date, the Company’s joint venture (The Daily Buzz, LLC) with Emmis Communications (“Emmis”) to produce The Daily Buzz, a weekday morning three-hour television news show, became effective. Under the agreement, the Company made an initial contribution of property and equipment with an agreed fair value and book value of $750,000 and Emmis was required to contribute the next $750,000 in capital equipment purchased by the venture and based thereon, the Company included The Daily Buzz, LLC in its consolidated financial statements. Effective July 1, 2006, when Emmis completed its matching capital contribution, the Company was no longer deemed the primary beneficiary and deconsolidated the venture. In March 2007, the Company acquired all of Emmis’ interest in the venture and reconsolidated the venture effective March 31, 2007 using the equity-method of accounting for its results of operations for the first quarter of 2007. Effective April 1, 2007, the Company included the results of The Daily Buzz in its consolidated results of operations.

Nature of Business

        ACME Communications, Inc. is a holding company with no independent operations other than through its indirect wholly-owned subsidiary, ACME Television, LLC (“ACME Television”). As of June 30, 2008, ACME Television, through its wholly-owned subsidiaries, owned and operated the following seven commercially licensed, full-power, broadcast television stations located throughout the United States, including KWBR in Roswell, New Mexico, the Company’s satellite station of KWBQ:

Station - Channel	Market	Market Ranking (1)	Network Affiliation (2)
KWBQ - 19 / KWBR - 21	Albuquerque - Santa Fe, NM	44	CW
KASY - 50	Albuquerque - Santa Fe, NM	44	MNT
WBXX - 20	Knoxville, TN	58	CW
WBDT - 26	Dayton, OH	62	CW
WIWB - 14	Green Bay - Appleton, WI	70	CW
WBUW - 57	Madison, WI	85	CW

(1)	Based on television households per Nielsen Market Research for the 2007 / 2008 broadcast season.
(2)	“CW” refers to The CW Television Network and “MNT” refers to MyNetworkTV.

Adoption of New Accounting Standards

        Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) for its financial assets and liabilities. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. The adoption of SFAS 157 on January 1, 2008 did not have a material effect on the Company’s consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (“SFAS 159”) effective as of the beginning of the first fiscal year that begins after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value with changes in fair value recognized in earnings for each reporting period. The adoption of SFAS 159 on January 1, 2008 did not have any effect on the Company’s consolidated financial statements as the Company did not elect any eligible items for fair value measurement.

Recent Accounting Pronouncements

        In June 2008, the FASB issued FSP No. Emerging Issue Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share (“EPS”) pursuant to the two-class method. This FSP becomes effective on April 1, 2009. Early adoption of the FSP is not permitted; however, it will apply retrospectively to EPS data for all periods presented in the financial statements or in financial data. The Company currently does not anticipate that this FSP will have a material impact on the Company’s EPS data in fiscal year 2009 or on EPS for any prior periods presented in the financial data upon adoption.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This Statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. It is only effective for nongovernmental entities. The Company does not expect the adoption of SFAS 162 to have a material effect on its consolidated financial statements.

        In April 2008, the FASB finalized FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). The position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB SFAS No. 142, Goodwill and Other Intangible Assets. The position applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of FSP 142-3 to have a material effect on its consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the adoption of SFAS 161 to have a material effect on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141(R) to have a material effect on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a material effect on its consolidated financial statements.

(2) Presentation of Interim Consolidated Financial Statements

        The accompanying consolidated financial statements for the three and six months ended June 30, 2008 and 2007 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to this Form 10-Q and Article 8-3 of Regulation S-X. In the opinion of management, such consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position and the results of operations, and cash flows for these periods. As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these consolidated financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s 2007 Annual Report on Form 10-K filed with the SEC on March 31, 2008. The results of operations presented in the accompanying consolidated financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

        As of June 30, 2008 and December 31, 2007, assets held for sale were $268,000 and consisted of the studio and land of our station WBUI.

        Summarized operating results of our discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues	$--	$673	$--	$2,167

Income (loss) from operations, before gain on sale
and income tax benefit (expense)	20	(873)	28	(3,183)
Gain (loss) on sale of assets	--	(7)	--	27,906
Income tax benefit (expense)	--	42	--	(207)

Income (loss) from discontinued operations	$20	$(838)	$28	$24,516

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

(5) Programming Rights

        Our programming rights are stated, on a gross basis, at the lower of amortized cost or estimated realizable value. Generally, programming rights are amortized over the life of the contract on a straight-line basis related to the usage of the program. Any reduction in unamortized costs to net realizable value is included in amortization of program rights in the accompanying consolidated statements of operations. We evaluate estimated realizable value of programming rights based on current usage and revenue performance and projected future revenue and usage of such programs. Changes in our programming schedule could impact the estimated realizable value of programming. In addition, estimates of future revenue performance relate to the number of advertising spots we sell and the amount generated from such sales. A decrease in the number of spots sold or the amount for such sales could also impact our estimated realizable value. During the six months ended June 30, 2008 we recorded write-downs of programming rights due to impairments for our Continuing Stations of $807,000 due primarily to changed assumptions about where the underlying programs would run in the future on our schedule. There were no write-downs of programming rights for the six months ended June 30, 2007.

(6) Accounting for Goodwill and Other Intangible Assets

        Intangible assets consist of FCC broadcast licenses and goodwill and represent a substantial portion of the Company’s total assets.

        As required by SFAS 142 Goodwill and Other Intangible Assets, the Company evaluates its goodwill and FCC broadcast licenses for possible impairment annually or more frequently if events or changes in circumstances indicate that such assets might be impaired. For purposes of testing the carrying value of the Company’s FCC broadcast licenses for impairment, the fair value estimate of FCC broadcast licenses contains significant assumptions incorporating variables that are based on past experiences and judgments about future performance, including estimates for the growth rate of advertising expenditures in each market, the station’s projected share of those market revenues, its profit margin of an average station within a market, risk-adjusted discount rates and expected growth rates in perpetuity to estimate terminal values. If the carrying amount of the FCC broadcast licenses is greater than estimated fair value in a given market, the carrying amount of the FCC broadcast license in that market is reduced to its estimated fair value, and such reduction may have a material impact on the Company’s consolidated financial condition and results of operations.

        The events that triggered the need for the interim impairment analyses at June 30, 2008 included the continuing challenging business conditions in the second quarter, the recent substantial decline in the Company’s stock price, the decline in selling prices of television stations, especially those considered “sticks” (i.e. start up stations with no assets other than their FCC broadcast license and transmission facilities) and the decline in both market advertising revenues in most of our markets and at some of the Company’s television stations. We believe many of these factors have sustained impact on the value of our intangible assets. As a result of this impairment testing, the Company recorded a non-cash impairment charge of $11,959,000 for its FCC broadcast licenses for the second quarter which is included in the accompanying consolidated statement of operations. The Company has determined that there was no impairment of goodwill at June 30, 2008.

(7) Lease Termination Costs

        In June 2008, the Company decided to cease using a back-up transmission facility for its Albuquerque-Santa Fe station and concurrently sold its related broadcast transmission line to an independent third party. In connection with that decision, the Company recorded a charge of approximately $653,000, representing the present value of the projected remaining lease obligation for that facility which is included in “lease termination costs” in the accompanying consolidated statements of operations and the obligation is included in accrued liabilities in the accompanying consolidated balance sheet.

(8) Stock-Based Compensation

        On January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment using the modified prospective transition method. There were no stock options granted or any other type of share-based issuances during the six months ended June 30, 2008 and 2007. Stock-based compensation expense for continuing operations was $107,000 and $209,000, for the six months ended June 30, 2008 and 2007, respectively. Stock-based compensation expense for discontinued operations was $0 and $7,000 for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, there was $40,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which does not include the effect of future grants of equity compensation, if any. Of the total $40,000, the Company expects to recognize approximately 68% in the remaining interim periods of 2008, and 32% in 2009.

(9)  Income Taxes

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

        In June 2006, the FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN 48 applies to all tax positions accounted for under SFAS No. 109, Accounting for Income Taxes. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company has reviewed its tax positions and determined that an adjustment to the tax provision is not considered necessary nor is a reserve for the income taxes required.

        The income tax benefit of $2,045,000 for the six months ended June 30, 2008 for continuing operations includes a deferred tax benefit of $2,123,000 relating to reversals of deferred tax liabilities arising from the reduction of the difference between our book and tax amortization of intangibles caused by our write-off of FCC broadcast licenses, net of a current tax expense of $78,000 for the six months ended June 30, 2008. For the first six months of 2007, continuing operations generated an income tax benefit of $694,000 from tax losses able to be offset against current income from discontinued operations and a deferred tax expense of $773,000 related to the difference between our book and tax amortization of intangibles.

        Income tax expense for discontinued operations for the six months ended June 30, 2007 included a current tax expense of $2,527,000 representing an estimate for current alternative minimum taxes resulting from the gain on the Sun Transaction in the amount of the full-year expected tax benefit for continued operations, and a deferred tax benefit of $2,320,000 representing the reversal of the deferred tax liability at December 31, 2006 relating to the cumulative difference between the book and tax amortization of intangibles for the station sold.

(10) Notes Payable Under Revolving Credit Facility and Second-Lien Term Loan

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

        On May 7, 2008, the lenders agreed to the Company’s request to reduce the maximum available credit under the Revolver to $6.0 million. As of June 30, 2008, the Company had no outstanding borrowings under its Revolver and available credit was approximately $6.0 million.

(11) Barter and Trade Transactions

        Revenue and expenses associated with barter agreements in which broadcast time is exchanged for programming rights are recorded at the estimated average rate of the airtime exchanged. Barter revenue amounted to $802,000 and $782,000 during the three-month periods ended June 30, 2008 and 2007, respectively and $1,549,000 and $1,478,000 for the six months ended June 30, 2008 and 2007, respectively. Trade transactions, which represent the exchange of advertising time for goods or services, are recorded at the estimated fair value of the products or services received based on comparable cash transactions. Barter and trade revenue is recognized when advertisements are broadcast. Merchandise or services received from airtime trade sales are charged to expense or capitalized and expensed when used.

(12) Income (Loss) Per Common Share

        The Company calculates income (loss) per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”). SFAS 128 requires a presentation of basic earnings per share (“EPS”) and diluted EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. In calculating diluted EPS, no potential shares of common stock are to be included in the computation when a loss from continuing operations available to common stockholders exists. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures.

        Stock options outstanding amounted to 2,350,446 shares at June 30, 2008 and 2,454,096 shares at June 30, 2007 and were not included in the computation of diluted EPS because an inclusion of such shares would have been anti-dilutive.

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

        Approximately 65-75% of our revenues are derived from programming that airs between the hours of 5:00 p.m. to midnight. Network prime time, which is a subset of this broad daypart, accounts for 12-15% of our total revenues. Our Continuing Stations’ 5:00 p.m. to midnight weighted average viewing shares among commercial stations in our markets increased slightly during the November 2007 and February 2008 sweeps period. In the May 2008 sweeps, our weighted average viewing shares among commercial stations in our markets increased 5% and for our metered markets, which are our largest three markets, increased 17% compared to the May 2007 sweeps results.

        Our stations are generally ranked fifth (or in the case of our second station in the Albuquerque-Santa Fe market, sixth) amongst English-language commercial television stations in their respective markets in terms of either their share of viewers or their share of the market’s broadcast television revenue. In periods of lower advertising demand – as has been the case for the past two years — competition from market leaders, generally the ABC, CBS, NBC and FOX affiliated stations, increases as these stations become more aggressive in their pricing to maintain their revenue share. Over the past several years, biennial political spending in the even years has grown substantially. While we do not directly benefit in any significant way from this political advertising since most such advertising generally targets viewers older than our normal viewing audience, we indirectly benefit as the increased demand for political advertising reduces the overall inventory available to non-political advertisers in each market, which consequently increases the overall advertising price for such non-political advertisers. We expect that the second half of calendar 2008 should see strong political advertising demand in several of our markets which, given the resulting pressure on our competitors’ commercial inventory, should allow us to gain market revenue share of regular (i.e. non-political) business.

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

Three Months Ended June 30, 2008 Compared to June 30, 2007

        Net revenues from continuing operations for the second quarter of 2008 increased $321,000, or 4%, to $8.7 million compared to net revenues of $8.3 million in the second quarter of 2007. Net revenues from our Continuing Stations increased 3% in the second quarter of 2008 compared to the second quarter of 2007, reflecting, on a weighted average basis, an 8% increase in our share of non-political advertising revenues in our markets as the overall non-political market revenues actually decreased 4% compared to the second quarter of 2007.

        Programming expenses increased $1,063,000, or 33%, to $4.3 million in the second quarter of 2008 from $3.2 million in the second quarter of 2007. This increase relates primarily to a $807,000 write-down of program license rights to adjust to net realizable value during the three months ended June 30, 2008 as well as higher programming amortization from new syndicated programming launched on our stations in September 2007.

        Other costs of service increased $21,000, or 2% to $1.3 million in the second quarter of 2008 from $1.3 million in the second quarter of 2007 primarily due to slightly higher promotion costs in 2008.

        Selling, general and administrative expenses for the second quarter of 2008 increased $36,000, or 1%, compared to the second quarter of 2007 primarily due to slightly higher sales commission and incentive compensation expenses.

        Depreciation and amortization decreased $137,000, or 17%, to $670,000 in the second quarter of 2008 from $807,000 for the second quarter of 2007 due to more assets becoming fully depreciated compared to new assets placed in service over the past year.

        We recorded an impairment charge relating to our FCC broadcast licenses of approximately $12.0 million during the second quarter of 2008 as a result of our review of intangible assets and our determination that these assets had been impaired. There were no such impairment charges during the second quarter of 2007.

        We recorded lease termination costs of $653,000 during the second quarter of 2008 as a result of the abandonment of our backup tower facility in New Mexico. There were no such charges during the second quarter of 2007.

        Corporate expenses for the second quarter of 2008 decreased $471,000, or 45%, to $578,000 compared to $1.0 million for the second quarter of 2007 as a result of lower salaries and related expenses due to the June 2007 shut-down of the corporate graphics department, the waiver in November 2007 by our Chief Executive Officer of his consulting fee, reduced insurance costs, the death benefit expense incurred in June 2007 relating to one of our former officers and lower professional fees and insurance costs.

        Our second quarter of 2008 income tax benefit for continuing operations was $2.7 million, compared to an income tax expense of $43,000 for the second quarter of 2007. The income tax benefit for the 2008 quarter relates primarily to the reversal of deferred tax liabilities resulting from the impairment of intangibles recorded during the quarter, net of $38,000 in current tax expense. The income tax expense for the second quarter of 2007 was comprised of a $100,000 current tax expense and a $57,000 deferred tax benefit.

        Our loss from continuing operations for the second quarter of 2008 was $11.2 million compared to a loss of $970,000 for the second quarter of 2007, primarily due to the impairment charge relating to our FCC broadcast licenses, the program write-down and lease termination expense, net of the decrease in corporate expenses discussed above.

        Our income from discontinued operations, net of income tax, for the second quarter of 2008 was $20,000 compared to a net loss of $838,000 for the second quarter of 2007. The loss in the second quarter of 2007 reflected the operations of our Decatur station and interest expense.

        As a result, our net loss for the second quarter of 2008 was $11.2 million, compared to a net loss of $1.8 million for the second quarter of 2007.

The Six Months Ended June 30, 2008 Compared to June 30, 2007

        Net revenues from continuing operations for the six months ended June 30, 2008 increased $1,257,000, or 8%, to $16.8 million compared to net revenues of $15.6 million for the six months ended June 30, 2007. Net revenues from our Continuing Stations increased 3% reflecting, on a weighted-average basis, a 5% increase in our share of non-political advertising revenues in our markets as the overall non-political market revenues actually decreased 3% compared to the same period for 2007. The Daily Buzz was not consolidated in the first quarter of 2007 and therefore the net revenues for the production had six months of activity in 2008 compared to only three months of activity in 2007.

        Programming expenses increased $2,187,000, or 40%, to $7.7 million in the first six months of 2008 from $5.5 million in the first six months of 2007. The Daily Buzz was not consolidated in the first quarter of 2007 and therefore programming expense had six months of activity in 2008 compared to only three months of activity in 2007. Additionally, we had $807,000 in additional write-downs of program license rights to adjust to net realizable value in the first six months of 2008 compared to the same period for 2007 as well as higher programming amortization from new syndicated programming launched on our stations in September 2007.

        Other costs of service increased $32,000, or 1%, to $2.6 million in the first six months of 2008 from $2.5 million in the first six months of 2007 primarily due to slightly higher promotion costs in 2008.

        Selling, general and administrative costs for the first six months of 2008 increased $96,000, or 2%, to $5.9 million compared to $5.8 million in the first six months of 2007 primarily due to slightly higher sales commissions and sales incentive expenses.

        Depreciation and amortization decreased $166,000, or 10%, to $1.4 million for the first six months of 2008 from $1.6 million for the first six months of 2007 due to more assets becoming fully depreciated compared to new assets placed in service over the past year.

        We recorded an impairment charge relating to our FCC broadcast licenses of approximately $12.0 million in the first six months of 2008 as a result of our review of intangible assets and our determination that these assets had been impaired. There were no such impairment charges during the same period for 2007.

        We recorded lease termination costs of $653,000 in the first six months of 2008 as a result of the abandonment of our backup tower facility in New Mexico. There were no such charges during the same period for 2007.

        Corporate expenses for the first six months of 2008 decreased $695,000, or 37%, to $1.2 million compared to $1.9 million for the first six months of 2007 as a result of lower salaries and related expenses due to the June 2007 shut-down of the corporate graphics department, the death benefit expense incurred in June 2007 relating to one of our former officers, the waiver in November 2007 by our Chief Executive Officer of his consulting fee, reduced insurance costs and lower professional fees and insurance costs.

        Our first six months of 2008 tax benefit for continuing operations was $2.0 million, compared to a tax expense of $79,000 for the first six months of 2007. The income tax expense for the first six months of 2008 is comprised of a $78,000 current tax expense and a $2.1 million deferred tax benefit, which relates primarily to reversal of deferred tax liabilities resulting from the impairment of intangibles recorded during the second quarter. The income tax expense for the first six months of 2007 included the utilization of an offsetting benefit in 2007 against the tax on our income from discontinued operations, net of the deferred tax associated with the amortization of our intangible assets for tax purposes.

        Our loss from continuing operations for the first six months of 2008 was $12.9 million compared to a loss of $2.1 million for the for the first six months of 2007 primarily due to the impairment charge relating to our FCC broadcast licenses, the program write-down and lease termination expense, net of the decrease in corporate expenses as discussed above.

        Our income from discontinued operations for the first six months of 2008 was $28,000 compared to $24.5 million in income from discontinued operations for the first six months of 2007. Our income in 2008 included a $20,000 gain on the recovery of accounts receivable which had previously been written off. The income in 2007 included the gain on the Sun Transaction of $27.9 million, income from station WTVK for the approximate 46 days we owned the station during the period, net of interest expense as well as income tax expense of $207,000. There was no income tax expense for discontinued operations for the first six months of 2008.

Liquidity and Capital Resources

        Cash flow used by operating activities was $510,000 for the six months ended June 30, 2008, compared to cash flow used by operating activities of $763,000 for the first six months of 2007. This decrease in cash flow usage of $253,000 relates primarily to a decrease in working capital usage.

        Cash flow used in investing activities during the first six months of 2008 was $13,000, consisting solely of capital expenditures, net of proceeds received for the sale of property and equipment, compared to cash flow provided by investing activities of $42.7 million during the first six months of 2007. The 2007 cash flow included $44.0 million in net proceeds from the Sun Transaction, net of $608,000 in capital expenditures related to new commercial playback systems at all of our stations and our Daily Buzz facility move.

        Cash flow used in financing activities was $26,000 during the first six months of 2008 compared to cash flow used of $42.2 million during the first six months of 2007, as we repaid all of the then current outstanding debt under our senior credit facility on the completion of the Sun Transaction but subsequently reborrowed $2.4 million to partially fund our $8.0 million dividend payment made in March 2007 and to fund ongoing working capital needs.

        Cash provided by operating activities of our discontinued operations during the first six months of 2008 was $139,000 compared to cash provided by operating activities in the first six months of 2007 of $3,000. This increase relates primarily to the fact that our first quarter 2007 cash from operations included the results of station WTVK, which was sold in February 2007.

        There was no cash used in investing or financing activities for our discontinued operations for the first six months of 2008, compared to net cash used in investing activities of $29,000 which related to capital expenditures at station WBUI and payments of financing costs of $35,000 in the first six months of 2007.

        On February 16, 2007, we completed the Sun Transaction and completely repaid the then outstanding borrowings and accrued interest under the Revolver of $37.2 million. On May 30, 2007, we voluntarily elected to permanently reduce our advance rate to 20% of appraised STAC value, which resulted in a reduction in our maximum allowed borrowings from $39.9 million to approximately $17.7 million and also reduced our borrowing rates by 250 basis points. On October 25, 2007, we completed the GOCOM Transaction and repaid all of our then outstanding borrowings of $2.8 million under our Revolver, which further reduced our maximum available borrowings under our Revolver to $16.9 million. On May 7, 2008, the lenders agreed to allow us to reduce our maximum borrowings under the Revolver to $6.0 million. As of June 30, 2008, we had no outstanding borrowings under the Revolver and available credit was approximately $6.0 million. We believe that any cash requirements to fund our operations, taxes and capital expenditures will be provided in the short-term by cash on hand and, to the extent required, by borrowings under our Revolver. Our Revolver matures on May 8, 2009 and prior to that date we expect to either extend through amendment or replace that facility. In the event we cannot amend or replace that credit facility, to the extent we need to borrow funds to support our ongoing operations, we may need to sell additional assets or raise additional equity. We cannot be assured that we can raise such additional funding, if required, at reasonable costs or at all.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to program rights, bad debts, intangible assets, including our broadcast licenses, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions. Our critical accounting policies are fully disclosed in our 2007 Annual Report on Form 10-K, filed with the SEC on March 31, 2008. There have been no material changes to these policies during the quarter ended June 30, 2008.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

        We are from time to time involved in litigation incidental to the conduct of our business. We maintain comprehensive general liability and other insurance, which we believe to be adequate for the purpose. We are not currently a party to any lawsuit or proceeding that management believes would have a material adverse affect on our financial condition or results of operations.

Item 1A. Risk Factors

        There have been no material changes in the risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        Our Annual Meeting of Stockholders was held on June 3, 2008 to elect seven directors (constituting the entire Board of Directors) for the term of one year and to ratify the appointment of Mayer Hoffman McCann P.C. as our independent accountants.

        The following table lists the number of votes cast for, against or withheld, abstentions and broker non-votes for each of the individuals elected to the Board of Directors.

Nominee	For	Withheld/ Against	Abstentions	Broker Non-Votes
Jamie Kellner	13,935,291	944,497	--	--
Douglas Gealy	14,099,491	780,297	--	--
Thomas Allen	14,081,003	798,785	--	--
John Conlin	14,339,714	540,074	--	--
Michael Corrigan	14,099,817	779,971	--	--
Thomas Embrescia	14,099,767	780,021	--	--
Frederick Wasserman	12,795,103	2,084,685	--	--

        The appointment of Mayer Hoffman McCann P.C. as independent accountants was ratified with 14,852,383 votes for ratification, 27,355 votes against ratification and 50 votes abstaining. There were no votes withheld and no broker non-votes.

Item 5. Other Information

        None.

Item 6. Exhibits

3.1	Certificate of Incorporation of ACME Communications, Inc. (1)
3.2	Restated Bylaws of ACME Communications, Inc. (2)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by re ference to the Registration Statement for ACME Communications, Inc. on Form S-1/A (File No. 333-84191), filed on September 29, 1999.
(2)	Incorporated by reference to the Current Report of ACME Communications, Inc. on Form 8-K (File No. 000-27105), filed on December 5, 2007.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2008	ACME Communications, Inc. By: /s/ Thomas D. Allen Thomas D. Allen Executive Vice President; Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of ACME Communications, Inc. (1)
3.2	Restated Bylaws of ACME Communications, Inc. (2)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1/A (File No. 333-84191), filed on September 29, 1999.
(2)	Incorporated by reference to the Current Report of ACME Communications, Inc. on Form 8-K (File No. 000-27105), filed on December 5, 2007.